Form 10-Q
period 2013-09-30
DUN & BRADSTREET CORP/NW
filed 2013-11-05
CIK 1115222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
Form 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding at September 30, 2013
Common Stock,	38,160,343
par value $0.01 per share

THE DUN & BRADSTREET CORPORATION
INDEX TO FORM 10-Q

		Page
	PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3
	Consolidated Statements of Operations and Comprehensive Income for the Three Month and Nine Month Periods Ended September 30, 2013 and 2012 (Unaudited)	3
	Consolidated Balance Sheets as of September 30, 2013 and December 31, 2012 (Unaudited)	4
	Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012 (Unaudited)	5
	Consolidated Statements of Shareholders’ Equity (Deficit) for the Nine Months Ended September 30, 2013 and 2012 (Unaudited)	6
	Notes to Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	55
Item 4.	Controls and Procedures	55

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	57
Item 1A.	Risk Factors	57
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	58
Item 6.	Exhibits	59

	Signatures	60

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
The Dun & Bradstreet Corporation Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Amounts in millions, except per share data)
Revenue	$411.1	$413.2	$1,178.5	$1,199.9
Operating Expenses	131.9	124.2	388.2	395.2
Selling and Administrative Expenses	135.2	154.5	423.9	448.2
Depreciation and Amortization	17.4	20.0	53.6	59.9
Restructuring Charge	6.1	4.8	10.6	23.2
Operating Costs	290.6	303.5	876.3	926.5
Operating Income	120.5	109.7	302.2	273.4
Interest Income	0.3	0.2	0.9	0.5
Interest Expense	(10.3)	(9.5)	(30.2)	(27.8)
Other Income (Expense) - Net	(0.2)	(15.4)	(1.5)	(8.8)
Non-Operating Income (Expense) - Net	(10.2)	(24.7)	(30.8)	(36.1)
Income Before Provision for Income Taxes and Equity in Net Income of Affiliates	110.3	85.0	271.4	237.3
Less: Provision for Income Taxes	37.4	4.8	87.6	37.3
Equity in Net Income of Affiliates	0.6	0.5	1.7	1.3
Net Income	73.5	80.7	185.5	201.3
Less: Net (Income) Loss Attributable to the Noncontrolling Interest	(0.7)	(1.1)	(2.3)	(1.8)
Net Income Attributable to D&B	$72.8	$79.6	$183.2	$199.5
Basic Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$1.89	$1.77	$4.64	$4.29
Diluted Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$1.87	$1.76	$4.59	$4.26
Weighted Average Number of Shares Outstanding-Basic	38.5	44.8	39.5	46.4
Weighted Average Number of Shares Outstanding-Diluted	38.9	45.2	39.9	46.8
Cash Dividend Paid Per Common Share	$0.40	$0.38	$1.20	$1.14
Other Comprehensive Income, Net of Tax
Net Income (from above)	$73.5	$80.7	$185.5	$201.3
Foreign Currency Translation Adjustments, no Tax Impact	(7.6)	20.9	(44.3)	13.2
Defined Benefit Pension Plans:
Prior Service Costs, Net of Tax Income (1)	(1.4)	(1.8)	(4.3)	(5.3)
Actuarial Gain (Loss), Net of Tax Expense (2)	1.4	1.0	15.3	13.1
Derivative Financial Instruments, No Tax Impact	—	0.4	—	1.2
Comprehensive Income, Net of Tax	65.9	101.2	152.2	223.5
Less: Comprehensive (Income) Loss Attributable to the Noncontrolling Interest	(0.5)	(1.1)	(2.0)	(1.7)
Comprehensive Income Attributable to D&B	$65.4	$100.1	$150.2	$221.8

(1)
Net of Tax Income of $0.8 million and $0.5 million during the three months ended September 30, 2013 and 2012, respectively. Net of Tax Income of $2.3 million and $1.8 million during the nine months ended September 30, 2013 and 2012, respectively.

(2)
Net of Tax Income (Expense) of $(1.1) million and $0.1 million during the three months ended September 30, 2013 and 2012, respectively. Net of Tax Expense of $(8.1) million and $(4.4) million during the nine months ended September 30, 2013 and 2012, respectively. In addition, for the three month and nine month periods ended September 30, 2013 and 2012, there was an adjustment to our pension liabilities of $5.5 million (net of tax $2.7 million) and $5.4 million (net of tax $1.9 million), respectively, which is reflected in Accumulated Other Comprehensive Income.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation Consolidated Balance Sheets (Unaudited)

	September 30, 2013	December 31, 2012
	(Amounts in millions, except per share data)
ASSETS
Current Assets
Cash and Cash Equivalents	$214.3	$149.1
Accounts Receivable, Net of Allowance of $23.0 at September 30, 2013 and $27.3 at December 31, 2012	383.3	514.3
Other Receivables	7.5	6.5
Deferred Income Tax	21.2	26.3
Other Prepaids	24.7	46.8
Other Current Assets	8.1	4.4
Total Current Assets	659.1	747.4
Non-Current Assets
Property, Plant and Equipment, Net of Accumulated Depreciation of $82.8 at September 30, 2013 and $81.2 at December 31, 2012	38.4	40.6
Computer Software, Net of Accumulated Amortization of $460.7 at September 30, 2013 and $431.9 at December 31, 2012	142.1	140.9
Goodwill	583.8	611.1
Deferred Income Tax	239.6	247.8
Other Receivables	45.3	47.1
Other Intangibles	79.2	99.3
Other Non-Current Assets	62.4	57.6
Total Non-Current Assets	1,190.8	1,244.4
Total Assets	$1,849.9	$1,991.8
LIABILITIES
Current Liabilities
Accounts Payable	$33.9	$40.9
Accrued Payroll	67.8	96.5
Accrued Income Tax	10.8	9.5
Short-Term Debt	0.1	0.2
Other Accrued and Current Liabilities (Note 6)	134.1	118.9
Deferred Revenue	541.3	610.7
Total Current Liabilities	788.0	876.7
Pension and Postretirement Benefits	644.0	668.3
Long-Term Debt	1,455.9	1,290.7
Liabilities for Unrecognized Tax Benefits	105.0	105.9
Other Non-Current Liabilities	63.3	64.5
Total Liabilities	3,056.2	3,006.1
Contingencies (Note 7)
EQUITY
D&B SHAREHOLDERS’ EQUITY (DEFICIT)
Series A Junior Participating Preferred Stock, $0.01 par value per share, authorized - 0.5 shares; outstanding - none	—	—
Preferred Stock, $0.01 par value per share, authorized - 9.5 shares; outstanding - none	—	—
Series Common Stock, $0.01 par value per share, authorized - 10.0 shares; outstanding - none	—	—
Common Stock, $0.01 par value per share, authorized - 200.0 shares; issued - 81.9 shares	0.8	0.8
Capital Surplus	268.5	261.7
Retained Earnings	2,540.9	2,405.5
Treasury Stock, at cost, 43.8 shares at September 30, 2013 and 40.6 shares at December 31, 2012	(3,136.5)	(2,833.3)
Accumulated Other Comprehensive Income (Loss)	(885.2)	(852.1)
Total D&B Shareholders’ Equity (Deficit)	(1,211.5)	(1,017.4)
Noncontrolling Interest	5.2	3.1
Total Equity (Deficit)	(1,206.3)	(1,014.3)
Total Liabilities and Shareholders’ Equity (Deficit)	$1,849.9	$1,991.8

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
	(Amounts in millions)
Cash Flows from Operating Activities:
Net Income	$185.5	$201.3
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	53.6	59.9
Amortization of Unrecognized Pension Loss	25.0	17.7
(Gain) Loss from Sales of Business / Investments	—	(6.0)
Impairment of Assets	—	16.1
Income Tax Benefit from Stock-Based Awards	7.6	4.9
Excess Tax Benefit on Stock-Based Awards	(1.4)	(1.1)
Equity Based Compensation	8.0	8.8
Restructuring Charge	10.6	23.2
Restructuring Payments	(11.5)	(23.7)
Change in Deferred Income Taxes, Net	1.2	(25.4)
Change in Accrued Income Taxes, Net	(1.1)	(14.6)
Changes in Current Assets and Liabilities:
(Increase) Decrease in Accounts Receivable	125.9	109.2
(Increase) Decrease in Other Current Assets	18.5	24.2
Increase (Decrease) in Deferred Revenue	(65.9)	(56.9)
Increase (Decrease) in Accounts Payable	(6.0)	3.6
Increase (Decrease) in Accrued Liabilities	(27.9)	(41.9)
Changes in Non-Current Assets and Liabilities:
Increase (Decrease) in Other Accrued & Current Liabilities	9.1	8.2
(Increase) Decrease in Other Non-Current Long-Term Assets	(4.1)	25.1
Net Increase (Decrease) in Non-Current Long-Term Liabilities	(28.4)	(25.5)
Net, Other Non-Cash Adjustments	0.6	—
Net Cash Provided by Operating Activities	299.3	307.1
Cash Flows from Investing Activities:
Proceeds from Sales of Businesses, Net of Cash Divested	—	7.9
Cash Settlements of Foreign Currency Contracts	(6.2)	8.8
Capital Expenditures	(6.3)	(2.1)
Additions to Computer Software and Other Intangibles	(30.0)	(49.8)
Net, Other	—	0.1
Net Cash Used in Investing Activities	(42.5)	(35.1)
Cash Flows from Financing Activities:
Payments for Purchases of Treasury Shares	(358.1)	(240.0)
Net Proceeds from Stock-Based Awards	52.5	14.9
Payments of Dividends	(47.3)	(52.8)
Proceeds from Borrowings on Credit Facilities	461.7	515.0
Payments of Borrowings on Credit Facilities	(295.8)	(454.3)
Excess Tax Benefit on Stock-Based Awards	1.4	1.1
Capital Lease and Other Long-Term Financing Obligation Payment	(0.6)	(2.2)
Net, Other	—	(1.4)
Net Cash Used in Financing Activities	(186.2)	(219.7)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(5.4)	0.3
Increase in Cash and Cash Equivalents	65.2	52.6
Cash and Cash Equivalents, Beginning of Period	149.1	84.4
Cash and Cash Equivalents, End of Period	$214.3	$137.0
Supplemental Disclosure of Cash Flow Information:
Cash Paid for:
Income Taxes, Net of Refunds	$79.9	$72.3
Interest	$20.5	$13.3

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation Consolidated Statements of Shareholders’ Equity (Deficit) (Unaudited)

			For the Nine Months Ended September 30, 2013 and 2012
					(Amounts in millions)
	Common Stock ($0.01 Par Value)	Capital Surplus	Retained Earnings	Treasury Stock	Cumulative Translation Adjustment	Minimum Pension Liability Adjustment	Derivative Financial Instrument	Total D&B Shareholders’ Equity (Deficit)	Noncontrolling Interest	Total Equity (Deficit)
Balance, December 31, 2011	$0.8	$239.0	$2,179.3	$(2,356.3)	$(168.3)	$(638.4)	$—	$(743.9)	$3.7	$(740.2)
Net Income	—	—	199.5	—	—	—	—	199.5	1.8	201.3
Payment to Noncontrolling Interest	—	—	—	—	—	—	—	—	(1.1)	(1.1)
Sale of Noncontrolling Interest	—	—	—	—	—	—	—	—	(0.4)	(0.4)
Equity-Based Plans	—	21.9	—	22.1	—	—	—	44.0	—	44.0
Treasury Shares Acquired	—	—	—	(240.0)	—	—	—	(240.0)	—	(240.0)
Pension Adjustments, net of tax of $2.6	—	—	—	—	—	7.8	—	7.8	—	7.8
Dividend Declared	—	—	(53.1)	—	—	—	—	(53.1)	—	(53.1)
Adjustments to Legacy Tax Matters	—	1.6	—	—	—	—	—	1.6	—	1.6
Change in Cumulative Translation Adjustment	—	—	—	—	13.3	—	—	13.3	(0.1)	13.2
Derivative Financial Instruments, no tax impact	—	—	—	—	—	—	1.2	1.2	—	1.2
Balance, September 30, 2012	$0.8	$262.5	$2,325.7	$(2,574.2)	$(155.0)	$(630.6)	$1.2	$(769.6)	$3.9	$(765.7)

Balance, December 31, 2012	$0.8	$261.7	$2,405.5	$(2,833.3)	$(151.2)	$(701.0)	$0.1	$(1,017.4)	$3.1	$(1,014.3)
Net Income	—	—	183.2	—	—	—	—	183.2	2.3	185.5
Equity-Based Plans	—	6.8	—	54.9	—	—	—	61.7	—	61.7
Treasury Shares Acquired	—	—	—	(358.1)	—	—	—	(358.1)	—	(358.1)
Pension Adjustments, net of tax of $5.8	—	—	—	—	—	11.0	—	11.0	—	11.0
Dividend Declared	—	—	(47.8)	—	—	—	—	(47.8)	—	(47.8)
Change in Cumulative Translation Adjustment	—	—	—	—	(44.1)	—	—	(44.1)	(0.2)	(44.3)
Balance, September 30, 2013	$0.8	$268.5	$2,540.9	$(3,136.5)	$(195.3)	$(690.0)	$0.1	$(1,211.5)	$5.2	$(1,206.3)

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
We no longer report our Risk Management Solutions business on a traditional, value-added and supply management solutions basis for any segment.
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
In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the Emerging Issues Task Force)," which states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If a company does not have: (i) a net operating loss carryforward; (ii) a similar tax loss; or (iii) a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The authoritative guidance is effective for fiscal years and the interim periods within those fiscal years beginning on or after December 15, 2013 and should be applied on a prospective basis. We do not expect that the adoption of this authoritative guidance will have a material impact on our consolidated financial statements.
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
We account for one-time termination benefits, contract terminations, and/or costs to terminate lease obligations less assumed sublease income in accordance with ASC 420-10, which addresses financial accounting and reporting for costs associated with restructuring activities. Under ASC 420-10, we establish a liability for costs associated with an exit or disposal activity, including severance and lease termination obligations, and other related costs, when the liability is incurred, rather than at the date that we commit to an exit plan. We reassess the expected cost to complete the exit or disposal activities at the end of each reporting period and adjust our remaining estimated liabilities, if necessary.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

Three Months Ended September 30, 2013 vs. Three Months Ended September 30, 2012
During the three months ended September 30, 2013, we recorded a $6.1 million restructuring charge. The significant components of this charge included:

•
Severance and termination costs of $3.1 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 65 employees were impacted. Of these 65 employees, approximately 40 employees exited the Company in the third quarter of 2013, with the remaining primarily to exit in the fourth quarter of 2013. The cash payments for these employees will be substantially completed by the second quarter of 2014; and

•	Contract termination, lease termination obligations, other exit costs including those to consolidate or close facilities and other exit costs of $3.0 million.

During the three months ended September 30, 2012, we recorded a $4.8 million restructuring charge. The significant components of this charge included:

•
Severance and termination costs of $1.6 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 50 employees were impacted. Of these 50 employees, approximately 35 employees exited the Company in the third quarter of 2012, with the remaining primarily having exited in the fourth quarter of 2012. The cash payments for these employees were substantially completed by the second quarter of 2013; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $3.2 million.
Nine Months Ended September 30, 2013 vs. Nine Months Ended September 30, 2012
During the nine months ended September 30, 2013, we recorded a $10.6 million restructuring charge. The significant components of this charge included:

•
Severance and termination costs of $5.8 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 130 employees were impacted. Of these 130 employees, approximately 100 employees exited the Company in the third quarter of 2013, with the remaining primarily to exit in the fourth quarter of 2013. The cash payments for these employees will be substantially completed by the second quarter of 2014; and

•	Contract termination, lease termination obligations, other exit costs including those to consolidate or close facilities and asset impairments of $4.8 million.
During the nine months ended September 30, 2012, we recorded a $23.2 million restructuring charge. The significant components of this charge included:

•
Severance and termination costs of $12.8 million and $4.7 million in accordance with the provisions of ASC 712-10 and ASC 420-10, respectively, were recorded. Approximately 670 employees were impacted. Of these 670 employees, approximately 655 employees exited the Company in the third quarter of 2012, with the remaining primarily having exited in the fourth quarter of 2012. The cash payments for these employees were substantially completed by the second quarter of 2013; and

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

The following tables set forth, in accordance with ASC 712-10 and/or ASC 420-10, the restructuring reserves and utilization related to our Financial Flexibility initiatives:

	Severance and Termination	Lease Termination Obligations and Other Exit Costs	Total
Restructuring Charges:
Balance Remaining as of December 31, 2012	$9.4	$2.3	$11.7
Charge Taken during First Quarter 2013	0.6	1.7	2.3
Payments/Asset Impairment during First Quarter 2013 (1)	(3.7)	(0.8)	(4.5)
Balance Remaining as of March 31, 2013	$6.3	$3.2	$9.5
Charge Taken during Second Quarter 2013	2.1	0.1	2.2
Payments during Second Quarter 2013	(3.0)	(0.4)	(3.4)
Balance Remaining as of June 30, 2013	$5.4	$2.9	$8.3
Charge Taken during Third Quarter 2013	$3.1	$3.0	$6.1
Payments during Third Quarter 2013	(2.3)	(1.8)	(4.1)
Balance Remaining as of September 30, 2013	$6.2	$4.1	$10.3

	Severance and Termination	Lease Termination Obligations and Other Exit Costs	Total
Restructuring Charges:
Balance Remaining as of December 31, 2011	$8.3	$2.2	$10.5
Charge Taken during First Quarter 2012	6.7	2.4	9.1
Payments during First Quarter 2012	(4.0)	(1.0)	(5.0)
Balance Remaining as of March 31, 2012	$11.0	$3.6	$14.6
Charge Taken during Second Quarter 2012	9.2	0.1	9.3
Payments during Second Quarter 2012	(7.5)	(0.8)	(8.3)
Balance Remaining as of June 30, 2012	$12.7	$2.9	$15.6
Charge Taken during Third Quarter 2012	$1.6	$3.2	$4.8
Payments during Third Quarter 2012	(6.7)	(3.7)	(10.4)
Balance Remaining as of September 30, 2012	$7.6	$2.4	$10.0

(1) We incurred an asset impairment of $0.5 million in the first quarter of 2013 related to the termination of a lease.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

Note 4 --	Notes Payable and Indebtedness
Our borrowings are summarized in the following table:

	September 30, 2013	December 31, 2012
Debt Maturing Within One Year:
Other	$0.1	$0.2
Total Debt Maturing Within One Year	$0.1	$0.2
Debt Maturing After One Year:
Long-Term Fixed-Rate Notes (Net of a $3.2 million and $3.5 million discount as of September 30, 2013 and December 31, 2012, respectively)	$1,046.8	$1,046.5
Fair Value Adjustment Related to Hedged Debt	2.9	3.8
Credit Facility	406.1	240.2
Other	0.1	0.2
Total Debt Maturing After One Year	$1,455.9	$1,290.7
Fixed-Rate Notes
In December 2012, we issued senior notes with a face value of $450 million that mature on December 1, 2017 (the "2017 notes”), bearing interest at a fixed annual rate of 3.25%, payable semi-annually. In addition, in December 2012, we issued senior notes with a face value of $300 million that mature on December 1, 2022 (the “2022 notes”), bearing interest at a fixed annual rate of 4.375%, payable semi-annually. The proceeds were used in December 2012 to repay borrowings outstanding under our revolving credit facility and retire our then outstanding $400 million senior notes bearing interest at a fixed annual rate of 6.00%, which had a maturity date of April 2013 (the “2013 notes”). In connection with the redemption of the 2013 notes, we recorded a premium payment of $5.4 million to “Other Income (Expense)—Net” in the consolidated statement of operations and comprehensive income during the year ended December 31, 2012. The interest rates applicable to the 2017 notes and 2022 notes are subject to adjustment if our debt rating is decreased three levels below the Standard & Poor's and Fitch BBB+ credit ratings that we held on the date of issuance. After a rate adjustment, if our debt ratings are subsequently upgraded, the adjustment(s) would reverse. The maximum adjustment is 2.00% above the initial interest rate and the rate cannot adjust below the initial interest rates. As of September 30, 2013, no such adjustments to the interest rates were required. The 2017 notes and 2022 notes carrying amounts of $450.0 million and $297.3 million, net of less than $0.1 million and $2.7 million of remaining issuance discounts, respectively, are recorded as “Long-Term Debt” in our unaudited consolidated balance sheet at September 30, 2013.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

In November 2010, we issued senior notes with a face value of $300 million that mature on November 15, 2015 (the "2015 notes”), bearing interest at a fixed annual rate of 2.875%, payable semi-annually. The proceeds were used in December 2010 to repay our then outstanding $300 million senior notes, bearing interest at a fixed annual rate of 5.50%, which had a maturity date of March 15, 2011 (the “2011 notes”). In connection with the redemption of the 2011 notes, we recorded a premium payment of $3.7 million to “Other Income (Expense) - Net” in the consolidated statement of operations and comprehensive income during the year ended December 31, 2010. The 2015 notes of $299.5 million, net of $0.5 million remaining discount, are recorded as “Long-Term Debt” in our unaudited consolidated balance sheet at September 30, 2013.
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
Approximately $0.8 million of derivative gains offset by a $0.5 million loss on the fair value adjustment related to the hedged debt were recorded through the date of termination in the results for the three months ended March 31, 2012. The $4.9 million adjustment in the carrying amount of the hedged debt at the date of termination is being amortized as an offset to “Interest Expense” in our consolidated statement of operations and comprehensive income over the remaining term of the 2015 notes. Approximately $0.9 million of amortization was recorded during the nine months ended September 30, 2013, resulting in a balance of $2.9 million in our unaudited consolidated balance sheet at September 30, 2013.

Credit Facility

At September 30, 2013 and December 31, 2012, we had an $800 million revolving credit facility, which expires in October 2016. Borrowings under the $800 million revolving credit facility are available at prevailing short-term interest rates. The facility requires the maintenance of interest coverage and total debt to Earnings Before Income Taxes, Depreciation and Amortization (“EBITDA”) ratios, which are defined in the credit agreement. We were in compliance with these revolving credit facility financial covenants at September 30, 2013 and December 31, 2012.

At September 30, 2013 and December 31, 2012, we had $406.1 million and $240.2 million, respectively, of borrowings outstanding under the $800 million revolving credit facility with weighted average interest rates of 1.19% and 1.62%, respectively. We borrowed under this facility from time-to-time during the nine months ended September 30, 2013 to supplement the timing of receipts in order to fund our working capital. We have also borrowed under this facility from time-to-time to fund a portion of our share repurchases. The $800 million revolving credit facility also supports our commercial paper program, which was increased from $300 million to $800 million during July 2012. Under this program, we may issue from time-to-time unsecured promissory notes in the commercial paper market in private placements exempt from registration under the Securities Act of 1933, as amended, for a cumulative face amount not to exceed $800 million outstanding at any one time and with maturities not exceeding 364 days from the date of issuance. Outstanding commercial paper effectively reduces the amount available for borrowing under the $800 million revolving credit facility. We did not borrow under our commercial paper program during the nine months ended September 30, 2013 or 2012.
Other
At September 30, 2013 and December 31, 2012, certain of our international operations had uncommitted lines of credit of $2.5 million and $3.0 million, respectively. There were no borrowings outstanding under these lines of credit at September 30, 2013 and December 31, 2012, respectively. These arrangements have no material facility fees and no compensating balance requirements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

At September 30, 2013 and December 31, 2012, we were contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties and parent guarantees in favor of certain of our banks totaling $5.0 million and $12.5 million, respectively.
Interest paid for all outstanding debt totaled $1.0 million and $20.5 million during the three month and nine month periods ended September 30, 2013, respectively. In March 2012, we terminated our then outstanding interest rate derivatives that were intended to offset the change in fair value of the fixed rate 2015 notes attributable to changes in LIBOR, resulting in the receipt of $5.0 million in cash on the date of termination. This resulted in a net interest received of $4.4 million for all outstanding debt for the three months ended March 31, 2012.  Interest paid for all outstanding debt totaled $0.9 million and $13.3 million during the three month and nine month periods ended September 30, 2012, respectively.

Note 5 --	Earnings Per Share
We assess if any of our share-based payment transactions are deemed participating securities prior to vesting and therefore need to be included in the earnings allocation when computing Earnings Per Share (“EPS”) under the two-class method. The two-class method requires earnings to be allocated between common shareholders and holders of participating securities. All outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be a separate class of common stock and should be included in the calculation of basic and diluted EPS. Based on a review of our stock-based awards, we have determined that only our restricted stock awards are deemed participating securities. We did not have any weighted average restricted shares outstanding for the three month and nine month periods ended September 30, 2013, respectively. The number of weighted average restricted shares outstanding was 8,050 shares and 15,543 shares for the three month and nine month periods ended September 30, 2012, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Income Attributable to D&B	$72.8	$79.6	$183.2	$199.5
Less: Allocation to Participating Securities	—	—	—	(0.1)
Net Income Attributable to D&B Common Shareholders – Basic and Diluted	$72.8	$79.6	$183.2	$199.4
Weighted Average Number of Shares Outstanding – Basic	38.5	44.8	39.5	46.4
Dilutive Effect of Our Stock Incentive Plans	0.4	0.4	0.4	0.4
Weighted Average Number of Shares Outstanding – Diluted	38.9	45.2	39.9	46.8
Basic Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$1.89	$1.77	$4.64	$4.29
Diluted Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$1.87	$1.76	$4.59	$4.26
Stock-based awards to acquire 5,414 shares and 1,376,145 shares of common stock were outstanding at the three months ended September 30, 2013 and 2012, respectively, but were not included in the computation of diluted earnings per share because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being anti-dilutive. Stock-based awards to acquire 138,504 shares and 1,385,966 shares of common stock were outstanding at the nine months ended September 30, 2013 and 2012, respectively, but were not included in the computation of diluted earnings per share because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being anti-dilutive. Our options generally expire ten years from the grant date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

Our share repurchases were as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
Program	2013		2012		2013		2012
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount
	(Dollar amounts in millions)				(Dollar amounts in millions)
Share Repurchase Programs (a)	528,795	$55.0	435,733	$36.0	3,045,926	$270.1	3,404,436	$236.0
Repurchases to Mitigate the Dilutive Effect of the Shares Issued Under Our Stock Incentive Plans and Employee Stock Purchase Plan (“ESPP”) (b)	192,450	20.0	—	—	899,087	88.0	59,563	4.0
Total Repurchases	721,245	$75.0	435,733	$36.0	3,945,013	$358.1	3,463,999	$240.0

(a)
In August 2012, our Board of Directors approved a $500 million increase to our then existing $500 million share repurchase program, for a total program authorization of $1 billion. The then existing $500 million share repurchase program was approved by our Board of Directors in October 2011 and commenced in November 2011 upon completion of our previous $200 million share repurchase program. We anticipate that this program will be completed by mid-2014.

(b)
In May 2010, our Board of Directors approved a four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP. This program commenced in October 2010 and expires in October 2014.

Note 6 -- Other Accrued and Current Liabilities

	September 30, 2013	December 31, 2012
Restructuring Accruals	$10.3	$11.7
Professional Fees	35.7	37.4
Operating Expenses	24.2	25.5
Bond Interest Payable (1)	12.5	3.4
Other Accrued Liabilities (2)	51.4	40.9
	$134.1	$118.9

(1)
The increase in Bond Interest Payable from December 31, 2012 to September 30, 2013 primarily reflects the absence, from the December 31, 2012 balance, of interest associated with our 2013 notes which were retired at December 31, 2012, and the timing of interest accrual periods associated with our 2017 notes and 2022 notes which were issued in December 2012.

(2)	The increase in Other Accrued Liabilities from December 31, 2012 to September 30, 2013 was primarily attributed to the purchase of perpetual licenses of third-party software.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

Note 7 -- Contingencies
We are involved in tax and legal proceedings, claims and litigation arising in the ordinary course of business for which we believe that we have adequate reserves, and such reserves are not material to our consolidated financial statements. We record a liability when management believes that it is both probable that a liability has been incurred and we can reasonably estimate the amount of the loss. For such matters where management believes a liability is not probable but is reasonably possible, a liability is not recorded; instead, an estimate of loss or range of loss, if material individually or in the aggregate, is disclosed if reasonably estimable, or a statement will be made that an estimate of loss cannot be made. Once we have disclosed a matter that we believe is or could be material to us, we continue to report on such matter until there is finality of outcome or until we determine that disclosure is no longer warranted. Further, we believe our estimate of the aggregate range of reasonably possible losses, in excess of established reserves, for our legal proceedings was not material at September 30, 2013. In addition, from time-to-time, we may be involved in additional matters, which could become material and for which we may also establish reserve amounts, as discussed below.
China Operations
On March 18, 2012, we announced we had temporarily suspended our Shanghai Roadway D&B Marketing Services Co. Ltd. (“Roadway”) operations in China, pending an investigation into allegations that its data collection practices may have violated local Chinese consumer data privacy laws. Thereafter, the Company decided to permanently cease the operations of Roadway. In addition, we have been reviewing certain allegations that we may have violated the Foreign Corrupt Practices Act and certain other laws in our China operations. As previously reported, we have voluntarily contacted the Securities and Exchange Commission and the United States Department of Justice to advise both agencies of our investigation. Our investigation remains ongoing and is being conducted at the direction of the Audit Committee.
During the nine months ended September 30, 2013, we incurred $6.2 million of legal and other professional fees related to matters in China. Additionally, during the year ended December 31, 2012, we incurred $13.5 million of legal and other professional fees and $2.1 million in local shut-down costs, as well as an impairment charge of $12.9 million related to accounts receivable, intangible assets, prepaid costs and software for Roadway, an operation in our Greater China reporting unit. For the year ended December 31, 2012, the Roadway business had $5.4 million of revenue and $14.5 million of operating loss. D&B acquired Roadway’s operations in 2009, and for 2011 Roadway accounted for approximately $22 million in revenue and $2 million in operating income.
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

Nicholas Martin v. Dun & Bradstreet, Inc. and Convergys Customer Management Group, Inc., No. 12 CV 215 (USDC N.D. IL.)
On January 11, 2012, Nicholas Martin filed suit against Dun & Bradstreet, Inc. and Convergys Customer Management Group, Inc. ("Convergys") in the United States District Court for the Northern District of Illinois. The complaint alleges that Defendants violated the Telephone Consumer Protection Act (“TCPA”) because Convergys placed a telephone call to Plaintiff's cell phone using an automatic telephone dialing system ("ATDS") and because Dun & Bradstreet, Inc. authorized the telephone call. The TCPA generally prohibits the use of an ATDS to place a call to a cell phone for nonemergency purposes and without the prior express consent of the called party. The TCPA provides for statutory damages of $500 per violation, which may be trebled to $1,500 per violation at the discretion of the court if the plaintiff proves the defendant willfully violated the TCPA. Plaintiff sought to bring this action as a class action on behalf of all persons who Defendants called on their cell phone using an ATDS, where the Defendants obtained the cell phone number from some source other than directly from the called party, during the period from January 11, 2010 to the present. The parties reached an agreement to settle this matter and they have negotiated the terms of a settlement agreement and other related settlement documents. On

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

July 16, 2013 the Court granted Plaintiff's Motion for Preliminary Approval of Class Action Settlement and entered a Preliminary Approval Order. Class members have been given notice and had until October 7, 2013 to submit claims, which are subject to Defendants' review. The settlement is subject to final approval by the Court. The Court scheduled a Final Approval Hearing for November 19, 2013. In accordance with ASC 450, "Contingencies," as of September 30, 2013, a reserve has been accrued by the company in this matter, which is reflected in our consolidated financial statements. The amount of such reserve is not material to the company's financial statements and an estimate of the additional loss or range of loss cannot be made.

O&R Construction, LLC v. Dun & Bradstreet Credibility Corporation, et al., No. 2:12 CV 02184 (USDC W.D. Wash.)
On December 13, 2012, plaintiff O&R Construction LLC filed a putative class action in the United States District Court for the Western District of Washington against D&B and an unaffiliated entity. The complaint alleges, among other things, that defendants violated the antitrust laws, used deceptive marketing practices to sell the CreditBuilder credit monitoring products and allegedly misrepresented the nature, need and value of the products. The plaintiff purports to sue on behalf of a putative class of purchasers of CreditBuilder and seeks recovery of damages and equitable relief. On February 18, 2013, the Company filed a motion to dismiss the complaint. On April 5, 2013, plaintiff filed an amended complaint in lieu of responding to the motion. The amended complaint dropped the antitrust claims and retained the class action and deceptive practices allegations. The Company filed a new motion to dismiss the amended complaint on May 3, 2013. On August 23, 2013, the court heard the motion and granted it. Specifically, the court dismissed a contract claim with prejudice, and dismissed all the remaining claims without prejudice. On September 23, 2013, plaintiff filed a Second Amended Complaint, which alleges new claims about the nature and quality of the Company’s data and services. The Company plans to file a motion to dismiss the Second Amended Complaint. The parties exchanged initial disclosures and completed the initial case management process in March 2013. Formal discovery had begun but has been stayed by the court pending review of the Second Amended Complaint. This litigation is at a very preliminary stage. In accordance with ASC 450," Contingencies," we do not have sufficient information upon which to determine that a loss in connection with this matter is probable, reasonably possible or estimable, and thus no reserve has been established nor has a range of loss been disclosed. The Company disputes the allegations and intends to vigorously defend the case.
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

Note 8 -- Income Taxes
For the three months ended September 30, 2013, our effective tax rate was 33.8% as compared to 5.6% for the three months ended September 30, 2012. For the three months ended September 30, 2013, the effective tax rate was positively impacted by a net increase in our deferred tax assets resulting from enacted tax law changes in certain U.S. states and in the United Kingdom during the third quarter of 2013. In addition, the tax rate for the three months ended September 30, 2012 as compared to the tax rate for the three months ended September 30, 2013 included a significant benefit from the release of reserves for uncertain tax positions due to the effective settlement of an audit for the tax years 2005 and 2006. For the three months ended September 30, 2013, there are no changes in our effective tax rate that either have had or that we expect may reasonably have a material impact on our operations or future performance.
For the nine months ended September 30, 2013, our effective tax rate was 32.3% as compared to 15.7% for the nine months ended September 30, 2012. For the nine months ended September 30, 2013, our effective tax rate was positively impacted primarily by a net increase in our deferred tax assets resulting from enacted tax law changes in certain U.S. states and in the United Kingdom during the third quarter of 2013 and by the release of reserves for uncertain tax positions. For the nine months ended September 30, 2012, our effective tax rate was positively impacted by the release of reserves for uncertain tax

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

positions due to the effective settlement of an audit for the tax years 2005 and 2006, a tax benefit on a loss on the tax basis of a legal entity, and tax benefits from the divestiture of the domestic portion of our Japan operations, and negatively impacted by an impairment related to permanently ceasing operations of Roadway in China. For the nine months ended September 30, 2012, there are no changes in our effective tax rate that either have had or that we expect may reasonably have a material impact on our operations or future performance.
The total amount of gross unrecognized tax benefits as of September 30, 2013 was $98.5 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $92.9 million, net of tax benefits. During the three months ended September 30, 2013, we decreased our unrecognized tax benefits by $0.1 million, net of increases. The decrease is primarily related to adjustments to a prior year position for state taxes. During the nine months ended September 30, 2013, we decreased our unrecognized tax benefits by $2.2 million, net of increases. The decrease is primarily due to the expiration of applicable statutes of limitation and settlements with taxing authorities. We anticipate that it is reasonably possible total unrecognized tax benefits will decrease by approximately $63.0 million within the next twelve months as a result of the expiration of applicable statutes of limitation.

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

The IRS is examining our 2007, 2008 and 2009 tax years. We expect the examination will be completed no later than the first quarter of 2014.
We recognize accrued interest expense related to unrecognized tax benefits in income tax expense. The total amount of interest expense recognized for the three month and nine month periods ended September 30, 2013 was $0.6 million and $1.8 million, net of tax benefits, respectively, as compared to $1.2 million and $2.5 million, net of tax benefits, for the three month and nine month periods ended September 30, 2012, respectively. The total amount of accrued interest as of September 30, 2013 was $9.7 million, net of tax benefits, as compared to $8.2 million, net of tax benefits, as of September 30, 2012.
Note 9 -- Pension and Postretirement Benefits
The following table sets forth the components of the net periodic cost (income) associated with our pension plans and our postretirement benefit obligations:

	Pension Plans				Postretirement Benefit Obligations
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012	2013	2012	2013	2012
Components of Net Periodic Cost (Income):
Service Cost	$0.9	$1.3	$3.5	$4.4	$0.2	$0.3	$0.6	$0.5
Interest Cost	17.5	19.0	52.4	56.5	0.3	0.1	0.6	0.5
Expected Return on Plan Assets	(23.4)	(25.0)	(70.3)	(74.7)	—	—	—	—
Amortization of Prior Service Cost (Credit)	0.1	0.1	0.3	0.3	(2.3)	(2.4)	(6.9)	(7.4)
Recognized Actuarial Loss (Gain)	11.0	9.0	32.7	26.7	(0.3)	(0.9)	(1.1)	(1.9)
Net Periodic Cost (Income)	$6.1	$4.4	$18.6	$13.2	$(2.1)	$(2.9)	$(6.8)	$(8.3)
We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 that we expected to contribute $22.0 million to our U.S. Non-Qualified plans and non-U.S. pension plans and $5.0 million to our postretirement benefit plan for the year ended December 31, 2013. As of September 30, 2013, we have made contributions to our Non-Qualified U.S. and non-U.S. pension plans of $16.0 million and postretirement benefit plan of $2.1 million.
We also previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 that we did not expect to make any contributions to the U.S. Qualified Plan in 2013. We currently anticipate making a contribution to the U.S. Qualified Plan in 2014, which we may elect to pay in whole or in part in 2013, up to approximately $20 million.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Revenue:
North America	$305.8	$308.3	$867.7	$872.8
Asia Pacific	44.4	44.7	135.1	132.6
Europe and Other International Markets	60.9	60.1	175.7	175.8
Consolidated Core	411.1	413.1	1,178.5	1,181.2
Divested and Other Businesses	—	0.1	—	18.7
Consolidated Total	$411.1	$413.2	$1,178.5	$1,199.9
Operating Income (Loss):
North America	$112.3	$117.3	$282.8	$323.0
Asia Pacific	5.1	5.1	15.9	(0.4)
Europe and Other International Markets	19.7	17.3	49.4	46.1
Total Segments	137.1	139.7	348.1	368.7
Corporate and Other (1)	(16.6)	(30.0)	(45.9)	(95.3)
Consolidated Total	120.5	109.7	302.2	273.4
Non-Operating Income (Expense), Net (2)	(10.2)	(24.7)	(30.8)	(36.1)
Income Before Provision for Income Taxes and Equity in Net Income of Affiliates	$110.3	$85.0	$271.4	$237.3

(1)	The following table summarizes “Corporate and Other:”

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Corporate Costs	$(9.6)	$(13.1)	$(29.1)	$(35.5)
Restructuring Expense	(6.1)	(4.8)	(10.6)	(23.2)
Strategic Technology Investment or MaxCV	—	(6.7)	—	(25.6)
Legal and Other Professional Fees and Shut-Down Costs Related to Matters in China	(0.9)	(5.4)	(6.2)	(11.0)
Total Corporate and Other	$(16.6)	$(30.0)	$(45.9)	$(95.3)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

(2)	The following table summarizes “Non-Operating Income (Expense):”

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Interest Income	$0.3	$0.2	$0.9	$0.5
Interest Expense	(10.3)	(9.5)	(30.2)	(27.8)
Other Income (Expense) - Net (a)	(0.2)	(15.4)	(1.5)	(8.8)
Non-Operating Income (Expense) - Net	$(10.2)	$(24.7)	$(30.8)	$(36.1)

(a) During the three month and nine month periods ended September 30, 2012, we recognized the reduction of a contractual receipt under the Tax Allocation Agreement between Moody's Corporation and D&B as it relates to the expiration of the statute of limitations for the tax years 2005 and 2006.

Supplemental Geographic and Customer Solution Set Information:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Customer Solution Set Revenue:
North America:
Risk Management Solutions	$176.7	$178.8	$510.8	$518.5
Sales & Marketing Solutions	129.1	129.5	356.9	354.3
North America Core Revenue	305.8	308.3	867.7	872.8
Divested and Other Businesses	—	—	—	—
Total North America Revenue	305.8	308.3	867.7	872.8

Asia Pacific:
Risk Management Solutions	38.2	38.1	116.4	111.6
Sales & Marketing Solutions	6.2	6.6	18.7	21.0
Asia Pacific Core Revenue	44.4	44.7	135.1	132.6
Divested and Other Businesses (3)	—	0.1	—	18.7
Total Asia Pacific Revenue	44.4	44.8	135.1	151.3

Europe and Other International Markets:
Risk Management Solutions	48.6	48.9	143.5	145.1
Sales & Marketing Solutions	12.3	11.2	32.2	30.7
Europe and Other International Markets Core Revenue	60.9	60.1	175.7	175.8
Divested and Other Businesses	—	—	—	—
Total Europe and Other International Markets Revenue	60.9	60.1	175.7	175.8

Consolidated Total:
Risk Management Solutions	263.5	265.8	770.7	775.2
Sales & Marketing Solutions	147.6	147.3	407.8	406.0
Core Revenue	411.1	413.1	1,178.5	1,181.2
Divested and Other Businesses (3)	—	0.1	—	18.7
Consolidated Total Revenue	$411.1	$413.2	$1,178.5	$1,199.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

(3)
During the fiscal year ended 2012, we completed: (a) the sales of: (i) the domestic portion of our Japanese operations to Tokyo Shoko Research Ltd. ("TSR Ltd."); and (ii) a research and advisory services business in India; and (b) the shut-down of our Roadway operations. These businesses have been classified as “Divested and Other Businesses.” These Divested and Other Businesses contributed less than 1% and 12% to our Asia Pacific total revenue for the three month and nine month periods ended September 30, 2012, respectively.

The following table represents Divested and Other Businesses revenue by solution set:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Divested and Other Businesses:
Risk Management Solutions	$—	$0.1	$—	$9.3
Sales & Marketing Solutions	—	—	—	9.4
Total Divested and Other Businesses Revenue	$—	$0.1	$—	$18.7

	September 30, 2013	December 31, 2012
Assets:
North America (4)	$752.7	$795.4
Asia Pacific (5)	364.6	414.6
Europe and Other International Markets (6)	404.5	365.7
Total Segments	1,521.8	1,575.7
Corporate and Other (7)	328.1	416.1
Consolidated Total	$1,849.9	$1,991.8
Goodwill:
North America	$265.7	$266.5
Asia Pacific (8)	206.8	234.0
Europe and Other International Markets	111.3	110.6
Consolidated Total	$583.8	$611.1

(4)
The decrease in assets in the North America segment to $752.7 million at September 30, 2013 from $795.4 million at December 31, 2012 was primarily due to a decrease in accounts receivable partially offset by increases in cash and computer software.

(5)
The decrease in assets in the Asia Pacific segment to $364.6 million at September 30, 2013 from $414.6 million at December 31, 2012 was primarily due to the negative impact of foreign currency translation.

(6)
The increase in assets in the Europe and Other International Markets segment to $404.5 million at September 30, 2013 from $365.7 million at December 31, 2012 was primarily due to an increase in cash partially offset by a decrease in accounts receivable.

(7)
The decrease in assets in Corporate and Other to $328.1 million at September 30, 2013 from $416.1 million at December 31, 2012 was primarily due to a decrease in cash primarily attributed to bond interest and dividend payments.

(8)
The decrease in goodwill in the Asia Pacific segment to $206.8 million at September 30, 2013 from $234.0 million at December 31, 2012 was primarily due to the negative impact of foreign currency translation.

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
By their nature, all such instruments involve risk, including the credit risk of non-performance by counterparties. However, at September 30, 2013 and December 31, 2012, there was no significant risk of loss in the event of non-performance of the counterparties to these financial instruments. We control our exposure to credit risk through monitoring procedures.
Our trade receivables do not represent a significant concentration of credit risk at September 30, 2013 and December 31, 2012, because we sell to a large number of customers in different geographical locations and industries.
Interest Rate Risk Management
Our objective in managing exposure to interest rates is to limit the impact of interest rate changes on our earnings, cash flows and financial position, and to lower overall borrowing costs. To achieve these objectives, we maintain a policy that floating-rate debt be managed within a minimum and maximum range of our total debt exposure. To manage our exposure and limit volatility, we may use fixed-rate debt, floating-rate debt and/or interest rate swaps. We recognize all derivative instruments as either assets or liabilities at fair value in our unaudited consolidated balance sheet. As of September 30, 2013, we did not have any interest rate derivatives outstanding.
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
Approximately $0.8 million of derivative gains offset by a $0.5 million loss on the fair value adjustment related to the hedged debt were recorded through the date of termination in the results for the three months ended March 31, 2012. The $4.9 million adjustment in the carrying amount of the hedged debt at the date of termination is being amortized as an offset to “Interest Expense” in our consolidated statement of operations and comprehensive income over the remaining term of the 2015 notes. Approximately $0.9 million of amortization was recorded during the nine months ended September 30, 2013, resulting in a balance of $2.9 million in our unaudited consolidated balance sheet at September 30, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

Cash Flow Hedges
For interest rate derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the periodic hedge remeasurement gains or losses on the derivative are reported as a component of other comprehensive income and reclassified to earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in our unaudited consolidated statement of operations and comprehensive income.
Foreign Exchange Risk Management
Our objective in managing exposure to foreign currency fluctuations is to reduce the volatility caused by foreign exchange rate changes on the earnings, cash flows and financial position of our global operations. We follow a policy of hedging balance sheet positions denominated in currencies other than the functional currency applicable to each of our various subsidiaries. In addition, we are subject to foreign exchange risk associated with our international earnings and net investments in our foreign subsidiaries. We use short-term foreign exchange forward and option contracts to execute our hedging strategies. Typically, these contracts have maturities of 12 months or less. These contracts are denominated primarily in the British pound sterling, the Euro and the Canadian dollar. The gains and losses on the forward contracts associated with the balance sheet positions are recorded in “Other Income (Expense) - Net” in our unaudited consolidated statement of operations and comprehensive income and are essentially offset by the losses and gains on the underlying foreign currency transactions.
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
As of September 30, 2013 and 2012, the notional amounts of our foreign exchange contracts were $286.6 million and $277.4 million, respectively.

Fair Values of Derivative Instruments in the Consolidated Balance Sheet

	Asset Derivatives				Liability Derivatives
	September 30, 2013		December 31, 2012		September 30, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other Current Assets	$0.5	Other Current Assets	$—	Other Accrued & Current Liabilities	$0.1	Other Accrued & Current Liabilities	$0.4
Total derivatives not designated as hedging instruments		$0.5		$—		$0.1		$0.4
Total Derivatives		$0.5		$—		$0.1		$0.4

The Effect of Derivative Instruments on the Consolidated Statement of Operations and Comprehensive Income

	Gain or (Loss) Recognized in Income on Derivatives
Derivatives in Fair Value Hedging Relationships	Location	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		Hedged Item	Location	For the Three Months Ended September 30,		For the Nine Months Ended September 30,

		2013	2012	2013	2012			2013	2012	2013	2012
Interest rate contracts	Non-Operating Income (Expenses) – Net	$—	$—	$—	$0.8	Fixed- rate debt	Non-Operating Income (Expenses) – Net	$—	$—	$—	$(0.5)
Our foreign exchange forward and option contracts are not designated as hedging instruments under authoritative guidance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

The Effect of Derivative Instruments on the Consolidated Statement of Operations and Comprehensive Income

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2013	2012	2013	2012
Foreign exchange forward contracts	Non-Operating Income (Expenses) – Net	$(0.2)	$6.1	$(5.4)	$7.9
Foreign exchange option contracts	Non-Operating Income (Expenses) – Net	$—	$(0.2)	$—	$(0.2)
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
We have a process for determining fair values. Fair value is based upon quoted market prices, where available. If listed prices or quotes are not available, we use quotes from independent pricing vendors based on recent trading activity and other relevant information, including market interest rate curves and referenced credit spreads.
In addition to utilizing external valuations, we conduct our own internal assessment of the reasonableness of the external valuations by utilizing a variety of valuation techniques, including Black-Scholes option pricing and discounted cash flow models that are consistently applied. Inputs to these models include observable market data, such as yield curves, and foreign exchange rates where applicable. Our assessments are designed to identify prices that do not accurately reflect the current market environment, those that have changed significantly from prior valuations and other anomalies that may indicate that a price may not be accurate. We also follow established routines for reviewing and reconfirming valuations with the pricing provider, if deemed appropriate. In addition, the pricing provider has an established challenge process in place for all valuations, which facilitates identification and resolution of potentially erroneous prices. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments include amounts to reflect counterparty credit quality and our own creditworthiness and constraints on liquidity. For inactive markets that do not have observable pricing or sufficient trading volumes, or for positions that are subject to transfer restrictions, valuations are adjusted to reflect illiquidity and/or non-transferability. Such adjustments are generally based on available market evidence. In the absence of such evidence, management's best estimate will be used.
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
The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value. Level inputs, as defined by authoritative guidance, are as follows:

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
The following table summarizes fair value measurements by level at September 30, 2013 for assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Balance at September 30, 2013
Assets:
Cash Equivalents (1)	$103.9	$—	$—	$103.9
Other Current Assets:
Foreign Exchange Forwards (2)	$—	$0.5	$—	$0.5
Liabilities:
Other Accrued and Current Liabilities:
Foreign Exchange Forwards (2)	$—	$0.1	$—	$0.1

(1)	Cash equivalents represent fair value as it consists of highly liquid investments with an original maturity of three months or less.

(2)	Primarily represents foreign currency forward contracts. Fair value is determined utilizing a market approach and considers a factor for nonperformance in the valuation.
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
At September 30, 2013 and December 31, 2012, the fair value of cash and cash equivalents, accounts receivable, other receivables and accounts payable approximated carrying value due to the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on valuation models using discounted cash flow methodologies with market data inputs from globally recognized data providers and third-party quotes from major financial institutions (categorized as Level II in the fair value hierarchy), are as follows:

	Balance at
	September 30, 2013		December 31, 2012
	Carrying Amount (Asset) Liability	Fair Value (Asset) Liability	Carrying Amount (Asset) Liability	Fair Value (Asset) Liability
Long-term Debt	$1,046.8	$1,063.6	$1,046.5	$1,059.3
Credit Facilities	$406.1	$405.4	$240.2	$237.7

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
During the nine months ended September 30, 2013, we did not measure any assets or liabilities at fair value on a nonrecurring basis.
During the nine months ended September 30, 2012, we recorded an impairment charge of $12.9 million related to the accounts receivable, intangible assets, prepaid costs and software for Roadway, an operation in our Greater China reporting unit. See Note 13 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. We determined that the new cost basis of intangible assets, prepaid costs and software is zero based on Level III inputs (see “Fair Value of Financial Instruments” above for discussion on Level inputs) to measure fair value, as market data of these assets were not readily available. We wrote down the accounts receivable balance to its realizable value based on the probability of collecting from the customer accounts. Of the $12.9 million charge, $4.1 million was included in "Operating Costs" and $8.8 million was included in "Selling and Administrative Expenses" in our Asia Pacific segment.

Note 12 --	Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income ("AOCI") as of September 30, 2013 and 2012:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, December 31, 2011	$(168.3)	$(638.4)	$—	$(806.7)
Other Comprehensive Income (Loss) Before Reclassifications	13.3	(5.4)	—	7.9
Amounts Reclassified From Accumulated Other Comprehensive Income, net of tax	—	13.2	1.2	14.4
Balance, September 30, 2012	$(155.0)	$(630.6)	$1.2	$(784.4)

Balance, December 31, 2012	$(151.2)	$(701.0)	$0.1	$(852.1)
Other Comprehensive Income (Loss) Before Reclassifications	(44.1)	(5.5)	—	(49.6)
Amounts Reclassified From Accumulated Other Comprehensive Income, net of tax	—	16.5	—	16.5
Balance, September 30, 2013	$(195.3)	$(690.0)	$0.1	$(885.2)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

The following table summarizes the reclassifications out of AOCI as of September 30, 2013 and 2012:

Details About Accumulated Other Comprehensive Income Components	Affected Line Item in the Statement Where Net Income is Presented	Amount Reclassified from Accumulated Other Comprehensive Income
		Three Months Ended September 30,		Nine Months Ended September 30,
		2013	2012	2013	2012
Foreign Currency Translation Adjustments:
Sale of Business	Other Income (Expense) – Net	$—	$—	$—	$—

Defined Benefit Pension Plans:
Amortization of Prior Service Costs, Pretax	Selling and Administrative Expenses	$(1.5)	$(1.7)	$(4.8)	$(5.3)
	Operating Expenses	(0.7)	(0.6)	(1.8)	(1.8)
Amortization of Actuarial Gain/Loss	Selling and Administrative Expenses	7.0	6.1	22.8	18.5
	Operating Expenses	3.7	2.1	8.8	6.3
Total Before Tax		8.5	5.9	25.0	17.7
Tax (Expense) or Benefit		(3.0)	(1.3)	(8.5)	(4.5)
Total After Tax		$5.5	$4.6	$16.5	$13.2

Derivative Financial Instruments:
Amortization of Cash Flow Hedges	Interest Expense	$—	$0.4	$—	$1.2
Total Before Tax		—	0.4	—	1.2
Tax (Expense) or Benefit		—	—	—	—
Total After Tax		$—	$0.4	$—	$1.2

Total Reclassifications for the Period, Net of Tax		$5.5	$5.0	$16.5	$14.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

Note 13 --	Divestitures and Other Businesses
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
Shanghai Roadway D&B Marketing Services Co Ltd.
On March 18, 2012, we announced we had temporarily suspended our Roadway operations in China, pending an investigation into allegations that its data collection practices may have violated local Chinese consumer data privacy laws. Thereafter, the Company decided to permanently cease the operations of Roadway. In addition, we have been reviewing certain allegations that we may have violated the Foreign Corrupt Practices Act and certain other laws in our China operations. As previously reported, we have voluntarily contacted the Securities and Exchange Commission and the United States Department of Justice to advise both agencies of our investigation. Our investigation remains ongoing and is being conducted at the direction of the Audit Committee.
For the nine months ended September 30, 2013, we incurred $6.2 million of legal and other professional fees related to matters in China. Additionally, during the year ended December 31, 2012, we incurred $13.5 million of legal and other professional fees and $2.1 million in local shut-down costs, as well as an impairment charge of $12.9 million related to accounts receivable, intangible assets, prepaid costs and software for Roadway, an operation in our Greater China reporting unit. For the year ended December 31, 2012, the Roadway business had $5.4 million of revenue and $14.5 million of operating loss. D&B acquired Roadway’s operations in 2009, and for 2011 Roadway accounted for approximately $22 million in revenue and $2 million in operating income.
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
Note 14 -- Subsequent Events
Dividend Declaration
In October 2013, the Board of Directors approved the declaration of a dividend of $0.40 per share of common stock for the fourth quarter of 2013. This cash dividend will be payable on December 13, 2013 to shareholders of record at the close of business on November 27, 2013.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Overview
The Dun & Bradstreet Corporation (“D&B” or the "Company" or “we” or “our”) is the world’s leading source of commercial information and insight on businesses, enabling customers to Decide with Confidence® for 172 years. Our global commercial database contains more than 230 million business records. The database is enhanced by our proprietary DUNSRight® Quality Process, which provides our customers with quality business information. This quality information is the foundation of our global solutions that customers rely on to make critical business decisions.
We provide solution sets that meet a diverse set of customer needs globally. Customers use our D&B Risk Management SolutionsTM to mitigate credit and supplier risk, increase cash flow and drive increased profitability and our D&B Sales & Marketing SolutionsTM to provide data management capabilities that provide effective and cost efficient marketing solutions and to convert prospects into clients by enabling business professionals to research companies, executives and industries.
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
In International, during the fiscal year ended 2012, we completed (a) the sales of: (i) the domestic portion of our Japanese operations to Tokyo Shoko Research Ltd. ("TSR Ltd."); and (ii) a research and advisory services business in India; and (b) the shut-down of Shanghai Roadway D&B Marketing Service Co Ltd. (“Roadway”) business. These businesses have been classified as “Divested and Other Businesses.” These Divested and Other Businesses contributed less than 1% and 12% to our Asia Pacific total revenue for the three month and nine month periods ended September 30, 2012, respectively. See Note 10 and Note 13 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further detail.
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
We no longer report our Risk Management Solutions business on a traditional, value-added and supply management solutions basis for any segment.
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
Our Value-Added Sales & Marketing Solutions generally include decision-making and customer information management solutions, including data management solutions like Optimizer (our solution to cleanse, identify and enrich our customers' client portfolios) and products introduced as part of our Data-as-a-Service (or “DaaS”) Strategy, which integrates our data directly into the applications and platforms that our customers use every day. Customer Relationship Management (“CRM”), our first area of focus, helps CRM customers manage their data, increase sales and improve customer engagement.

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
The financial statements of our subsidiaries outside North America reflect results for the three month and nine month periods ended August 31 in order to facilitate the timely reporting of our unaudited consolidated financial results and unaudited consolidated financial position.
The following table presents the contribution by segment to total revenue and core revenue:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Total Revenue:
North America	74%	75%	74%	73%
Asia Pacific	11%	11%	11%	12%
Europe and Other International Markets	15%	14%	15%	15%
Core Revenue:
North America	74%	75%	74%	74%
Asia Pacific	11%	11%	11%	11%
Europe and Other International Markets	15%	14%	15%	15%
The following table presents contributions by customer solution set to total revenue and core revenue:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Total Revenue by Customer Solution Set (1):
Risk Management Solutions	64%	64%	65%	65%
Sales & Marketing Solutions	36%	36%	35%	34%
Core Revenue by Customer Solution Set:
Risk Management Solutions	64%	64%	65%	66%
Sales & Marketing Solutions	36%	36%	35%	34%

(1)
Our Divested and Other Businesses contributed less than 1% and 2% to our total consolidated revenue for the three month and nine month periods ended September 30, 2012, respectively. See Note 10 and Note 13 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further detail.

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
Results of Operations
The following discussion and analysis of our financial condition and results of operations are based upon our unaudited consolidated financial statements and should be read in conjunction with the unaudited consolidated financial statements and related notes set forth in Item 1. of this Quarterly Report on Form 10-Q and our audited financial statements and related notes set forth in Item 8. of our Annual Report on Form 10-K for the year ended December 31, 2012, all of which have been prepared in accordance with GAAP.
Consolidated Revenue
The following table presents our core and total revenue by segment:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(Amounts in millions)		(Amounts in millions)
Revenue:
North America	$305.8	$308.3	$867.7	$872.8
Asia Pacific	44.4	44.7	135.1	132.6
Europe and Other International Markets	60.9	60.1	175.7	175.8
Core Revenue	411.1	413.1	1,178.5	1,181.2
Divested and Other Businesses	—	0.1	—	18.7
Total Revenue	$411.1	$413.2	$1,178.5	$1,199.9
The following table presents our core and total revenue by customer solution set:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(Amounts in millions)		(Amounts in millions)
Revenue:
Risk Management Solutions	$263.5	$265.8	$770.7	$775.2
Sales & Marketing Solutions	147.6	147.3	407.8	406.0
Core Revenue	411.1	413.1	1,178.5	1,181.2
Divested and Other Businesses	—	0.1	—	18.7
Total Revenue	$411.1	$413.2	$1,178.5	$1,199.9

Three Months Ended September 30, 2013 vs. Three Months Ended September 30, 2012
Total revenue decreased $2.1 million, or 1% (flat before the effect of foreign exchange), for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. The decrease in total revenue was driven by a decrease in North America total revenue of $2.5 million, or 1% (both before and after the effect of foreign exchange), and a decrease in Asia Pacific total revenue of $0.4 million, or 1% (5% increase before the effect of foreign exchange), partially offset by an increase in Europe and Other International Markets total revenue of $0.8 million, or 1% (both before and after the effect of foreign exchange).
Asia Pacific total revenue was negatively impacted by the divestiture of a research and advisory services business in India during the fiscal year ended 2012, which we reclassified as Divested and Other Businesses.
Core revenue, which reflects total revenue less revenue from Divested and Other Businesses, decreased $2.0 million, or 1% (flat before the effect of foreign exchange), for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. The decrease in core revenue is primarily attributed to:

•	The carry-over from the weak sales performance in North America in prior quarters due to the ratable nature of Risk Management Solutions revenue;

partially offset by:

•	Higher revenue from new and existing customers including revenue from our new products (e.g., Compliance Check and Data-as-a-Service ("DaaS")).
Customer Solution Sets
On a customer solution set basis, core revenue reflects:

•
A $2.3 million, or 1% decrease (flat before the effect of foreign exchange), in Risk Management Solutions. The decrease was driven by a decrease in revenue in North America of $2.1 million, or 1% (both before and after the effect of foreign exchange), and a decrease in revenue in Europe and Other International Markets of $0.3 million, or 1% (2% decrease before the effect of foreign exchange), partially offset by an increase in revenue in Asia Pacific of $0.1 million, or 1% (7% increase before the effect of foreign exchange); and

•
A $0.3 million, or less than 1% increase (both before and after the effect of foreign exchange), in Sales & Marketing Solutions. The increase was driven by an increase in revenue in Europe and Other International Markets of $1.1 million, or 10% (11% increase before the effect of foreign exchange), partially offset by a decrease in revenue in North America of $0.4 million, or less than 1% (both before and after the effect of foreign exchange), and a decrease in Asia Pacific of $0.4 million, or 8% (5% decrease before the effect of foreign exchange).

Nine Months Ended September 30, 2013 vs. Nine Months Ended September 30, 2012
Total revenue decreased $21.4 million, or 2% (1% decrease before the effect of foreign exchange), for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The decrease in total revenue was driven by a decrease in Asia Pacific total revenue of $16.2 million, or 11% (8% decrease before the effect of foreign exchange), a decrease in North America total revenue of $5.1 million, or less than 1% (1% decrease before the effect of foreign exchange), and a decrease in Europe and Other International Markets total revenue of $0.1 million, or less than 1% (1% increase before the effect of foreign exchange).
Asia Pacific total revenue was negatively impacted by: (a) the divestiture of: (i) the domestic portion of our Japanese operations to TSR Ltd.; and (ii) a research and advisory services business in India; and (b) the shut-down of our Roadway operations, during the first quarter of 2012, all of which we reclassified as Divested and Other Businesses.
Core revenue, which reflects total revenue less revenue from Divested and Other Businesses, decreased $2.7 million, or less than 1% (both before and after the effect of foreign exchange), for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The decrease in core revenue is primarily attributed to:

•	The carry-over from the weak sales performance in North America in prior quarters due to the ratable nature of Risk Management Solutions revenue; and

•	Lower customer spend in project business due to customer constraints and budgets;

partially offset by:

•	Increased purchases from new and existing customers including revenue from our new products (e.g., Compliance Check, D&B Direct and DaaS); and

•
Increased revenue from our ten-year commercial agreement, signed in February 2012, to provide TSR Ltd. with global data for its Japanese customers and to distribute TSR Ltd. data to the Worldwide Network.

Customer Solution Sets
On a customer solution set basis, core revenue reflects:

•
A $4.5 million, or 1% decrease (flat before the effect of foreign exchange), in Risk Management Solutions. The decrease was driven by a decrease in revenue in North America of $7.7 million, or 2% (1% decrease before the effect of foreign exchange), and a decrease in revenue in Europe and Other International Markets of $1.6 million, or 1% (both before and after the effect of foreign exchange), partially offset by an increase in revenue in Asia Pacific of $4.8 million, or 5% (8% increase before the effect of foreign exchange); and

•
A $1.8 million, or less than 1% increase (1% increase before the effect of foreign exchange), in Sales & Marketing Solutions. The increase was driven by an increase in revenue in North America of $2.6 million, or less than 1% (1% increase before the effect of foreign exchange), and an increase in revenue in Europe and Other International Markets of $1.5 million, or 5% (6% increase before the effect of foreign exchange), partially offset by a decrease in revenue in Asia Pacific of $2.3 million, or 11% (10% decrease before the effect of foreign exchange).

Recent Developments
Shanghai Roadway D&B Marketing Services Co. Ltd.
On March 18, 2012, we announced that we had temporarily suspended our Shanghai Roadway D&B Marketing Services Co. Ltd. (“Roadway”) operations in China, pending an investigation into allegations that its data collection practices may have violated local Chinese consumer data privacy laws. Thereafter, the Company decided to permanently cease the operations of Roadway. In addition, we have been reviewing certain allegations that we may have violated the Foreign Corrupt Practices Act ("FCPA") and certain other laws in our China operations. As previously reported, we voluntarily contacted the Securities and Exchange Commission ("SEC") and the United States Department of Justice ("DOJ") to advise both agencies of our investigation. Our investigation remains ongoing and is being conducted at the direction of the Audit Committee.
During the nine months ended September 30, 2013, we incurred $6.2 million of legal and other professional fees related to matters in China. Additionally, during the year ended December 31, 2012, we incurred $13.5 million of legal and other professional fees and $2.1 million in local shut-down costs, as well as an impairment charge of $12.9 million related to accounts receivable, intangible assets, prepaid costs and software for Roadway, an operation in our Greater China reporting unit. For the year ended December 31, 2012, the Roadway business had $5.4 million of revenue and $14.5 million of operating loss. D&B acquired Roadway’s operations in 2009, and for 2011 Roadway accounted for approximately $22 million in revenue and $2 million in operating income.

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

Cyber-Attack on Information Technology
We recently learned that we were one of several victims of a sophisticated cyber-attack. At this time, we do not believe that the cyber-attack will have a material adverse impact on our business or financial results. It is possible, however, that this incident, or similar incidents that we have been, continue to be, or in the future may be subjected to, could have the material adverse effects on our business and financial results, as are described in our Risk Factors disclosure in Item 1A of Part II of this Quarterly Report on Form 10-Q.
Consolidated Operating Costs
The following table presents our consolidated operating costs and operating income for the three month and nine month periods ended September 30, 2013 and 2012:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(Amounts in millions)		(Amounts in millions)
Operating Expenses	$131.9	$124.2	$388.2	$395.2
Selling and Administrative Expenses	135.2	154.5	423.9	448.2
Depreciation and Amortization	17.4	20.0	53.6	59.9
Restructuring Charge	6.1	4.8	10.6	23.2
Operating Costs	$290.6	$303.5	$876.3	$926.5
Operating Income	$120.5	$109.7	$302.2	$273.4
Operating Expenses
Three Months Ended September 30, 2013 vs. Three Months Ended September 30, 2012
Operating expenses increased $7.7 million, or 6%, for the three months ended September 30, 2013, compared to the three months ended September 30, 2012. The increase was primarily due to the following:

•	An increase in costs for the deployment of our data supply chain and increased investments in data analytics and technology;

partially offset by:

•	Costs associated with our non-recurring Strategic Technology Investment or MaxCV that occurred in the prior year period.

Nine Months Ended September 30, 2013 vs. Nine Months Ended September 30, 2012
Operating expenses decreased $7.0 million, or 2%, for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012. The decrease was primarily due to the following:

•	Costs associated with our non-recurring Strategic Technology Investment or MaxCV that occurred in the prior year period; and

•	Lower costs as a result of: (a) the divestiture of the domestic portion of our Japanese operations to TSR Ltd.; and (b) the shut-down of our Roadway operations;

partially offset by:

•	An increase in costs for the deployment of our data supply chain and increased investments in data analytics and technology.

Selling and Administrative Expenses
Three Months Ended September 30, 2013 vs. Three Months Ended September 30, 2012
Selling and administrative expenses decreased $19.3 million, or 13%, for the three months ended September 30, 2013, compared to the three months ended September 30, 2012. The decrease was primarily due to the following:

•	Lower compensation costs; and

•	Lower costs as a result of the shut-down of our Roadway operations.

Nine Months Ended September 30, 2013 vs. Nine Months Ended September 30, 2012
Selling and administrative expenses decreased $24.3 million, or 5%, for the nine months ended September 30, 2013, compared to the nine months ended September 30, 2012. The decrease was primarily due to the following:

•	Lower costs as a result of: (a) the divestiture of the domestic portion of our Japanese operations to TSR Ltd.; and (b) the shut-down of our Roadway operations;

partially offset by:

•	Higher costs associated with sales force related investments in the first half of the year.
Matters Impacting Both Operating Expenses and Selling and Administrative Expenses
Pension, Postretirement and 401(k) Plan
We had net pension cost of $6.1 million and $18.6 million for the three month and nine month periods ended September 30, 2013, respectively, compared to $4.4 million and $13.2 million for the three month and nine month periods ended September 30, 2012, respectively. Higher net pension cost in 2013 was driven by lower expected returns from plan assets related to our US Qualified Plan, primarily due to the lower market-related value of plan assets. Higher actuarial losses amortization in 2013 is substantially offset by lower interest costs, both driven by a lower discount rate. The discount rate applied to our U.S. plans at January 1, 2013 is 3.54%, a 51 basis points decrease from the 4.05% discount rate used for 2012.
We had postretirement benefit income of $2.1 million and $6.8 million for the three and nine month periods ended September 30, 2013, respectively, compared with $2.9 million and $8.3 million for the three month and nine month periods ended September 30, 2012, respectively. Lower income in 2013 was primarily due to lower amortization of a prior service credit resulting from the final year of amortization. The credit being fully amortized in 2013 was established in late 2009 as a result of the elimination of the company-paid retiree life insurance benefits and a change in the sharing methodology, where D&B will only share the minimum amount of subsidy required to maintain actuarial equivalence for as long as possible. This plan change was approved in December 2009 and reduced our accumulated postretirement obligation by approximately $20 million at December 31, 2009 which is being amortized over four years.
We had expense associated with our 401(k) Plan of $1.9 million and $6.6 million for the three and nine month periods ended September 30, 2013, respectively, compared with $1.8 million and $6.5 million for the three and nine month periods ended September 30, 2012, respectively.
Stock-Based Compensation
For the three month and nine month periods ended September 30, 2013, we recognized total stock-based compensation expense of $1.2 million and $8.0 million, respectively, compared to $3.0 million and $8.8 million for the three month and nine month periods ended September 30, 2012, respectively.

Expense associated with our stock option programs was $0.4 million and $1.6 million for the three month and nine month periods ended September 30, 2013, respectively, compared to $1.1 million and $3.1 million for the three month and nine month periods ended September 30, 2012, respectively. The decrease was primarily due to changes in our 2013 executive compensation program where the annual grants of stock options were replaced by grants of longer-term performance based restricted stock units.

Expense associated with restricted stock, restricted stock unit and restricted stock opportunity awards was $0.7 million and $5.8 million for the three month and nine month periods ended September 30, 2013, respectively, compared to $1.8 million and $5.2 million for the three month and nine month periods ended September 30, 2012, respectively. The decrease for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012 was primarily due to lower expense as a result of the announced retirement of a senior executive partially offset by an increase to expense due to changes in our 2013 executive compensation program where more emphasis was placed on grants of longer-term performance based restricted stock units. The increase for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 was primarily due to changes in our 2013 executive compensation program where more emphasis was placed on grants of longer-term performance based restricted stock units partially offset by lower expense as a result of the announced retirement of a senior executive.

Expense associated with our Employee Stock Purchase Plan (“ESPP”) was $0.1 million and $0.6 million for the three month and nine month periods ended September 30, 2013, respectively, compared to $0.1 million and $0.5 million for the three month and nine month periods ended September 30, 2012, respectively.

We expect total equity-based compensation of approximately $11.3 million for 2013. We consider these costs to be part of our compensation costs and, therefore, they are included in operating expenses and in selling and administrative expenses, based upon the classifications of the underlying compensation costs.
Depreciation and Amortization
Depreciation and amortization decreased $2.6 million, or 13%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. This decrease was primarily driven by the divestiture of the domestic portion of our Japanese operations to TSR Ltd.
Depreciation and amortization decreased $6.3 million, or 11%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The decrease is primarily driven by the divestiture of the domestic portion of our Japanese operations to TSR Ltd. and the shut-down of our Roadway operations.
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
We account for one-time termination benefits, contract terminations, and/or costs to terminate lease obligations less assumed sublease income in accordance with ASC 420-10, which addresses financial accounting and reporting for costs associated with restructuring activities. Under ASC 420-10, we establish a liability for costs associated with an exit or disposal activity, including severance and lease termination obligations, and other related costs, when the liability is incurred, rather than at the date that we commit to an exit plan. We reassess the expected cost to complete the exit or disposal activities at the end of each reporting period and adjust our remaining estimated liabilities, if necessary.
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

Three Months Ended September 30, 2013 vs. Three Months Ended September 30, 2012
During the three months ended September 30, 2013, we recorded a $6.1 million restructuring charge. The significant components of this charge included:

•
Severance and termination costs of $3.1 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 65 employees were impacted. Of these 65 employees, approximately 40 employees exited the Company in the third quarter of 2013, with the remaining primarily to exit in the fourth quarter of 2013. The cash payments for these employees will be substantially completed by the second quarter of 2014; and

•	Contract termination, lease termination obligations, other exit costs including those to consolidate or close facilities of $3.0 million.
During the three months ended September 30, 2012, we recorded a $4.8 million restructuring charge. The significant components of this charge included:

•
Severance and termination costs of $1.6 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 50 employees were impacted. Of these 50 employees, approximately 35 employees exited the Company in the third quarter of 2012, with the remaining primarily having exited in the fourth quarter of 2012. The cash payments for these employees were substantially completed by the second quarter of 2013; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $3.2 million.
Nine Months Ended September 30, 2013 vs. Nine Months Ended September 30, 2012
During the nine months ended September 30, 2013, we recorded a $10.6 million restructuring charge. The significant components of this charge included:

•
Severance and termination costs of $5.8 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 130 employees were impacted. Of these 130 employees, approximately 100 employees exited the Company in the third quarter of 2013, with the remaining primarily to exit in the fourth quarter of 2013. The cash payments for these employees will be substantially completed by the second quarter of 2014; and

•	Contract termination, lease termination obligations, other exit costs including those to consolidate or close facilities and asset impairments of $4.8 million.
During the nine months ended September 30, 2012, we recorded a $23.2 million restructuring charge. The significant components of this charge included:

•
Severance and termination costs of $12.8 million and $4.7 million in accordance with the provisions of ASC 712-10 and ASC 420-10, respectively, were recorded. Approximately 670 employees were impacted. Of these 670 employees, approximately 655 employees exited the Company in the third quarter of 2012, with the remaining primarily having exited in the fourth quarter of 2012. The cash payments for these employees were substantially completed by the second quarter of 2013; and

•	Lease termination obligations, other costs to consolidate or close facilities and other exit costs of $5.7 million.
Interest Income (Expense) — Net
The following table presents our “Interest Income (Expense) – Net” for the three month and nine month periods ended September 30, 2013 and 2012:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(Amounts in millions)		(Amounts in millions)
Interest Income	$0.3	$0.2	$0.9	$0.5
Interest Expense	(10.3)	(9.5)	(30.2)	(27.8)
Interest Income (Expense) – Net	$(10.0)	$(9.3)	$(29.3)	$(27.3)

Interest income increased $0.1 million, or less than 1%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. The increase in interest income is primarily attributable to higher average amounts of invested cash. Interest income increased $0.4 million, or 76%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The increase in interest income is primarily attributable to higher average amounts of invested cash.
Interest expense increased $0.8 million, or 9%, for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012. The increase in interest expense is primarily attributable to higher amounts of average debt outstanding. Interest expense increased $2.4 million, or 9%, for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012. The increase in interest expense is primarily attributable to higher amounts of average debt outstanding.

Other Income (Expense) — Net
The following table presents our “Other Income (Expense) — Net” for the three month and nine month periods ended September 30, 2013 and 2012:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(Amounts in millions)		(Amounts in millions)
Effect of Legacy Tax Matters(a)	$0.2	$(15.4)	$0.6	$(15.0)
Gain on Sale of Businesses(b)	—	—	—	6.0
Miscellaneous Other Income (Expense) – Net(c)	(0.4)	—	(2.1)	0.2
Other Income (Expense) – Net	$(0.2)	$(15.4)	$(1.5)	$(8.8)

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

(c)
Miscellaneous Other Income (Expense) – Net decreased for the three months ended September 30, 2013 compared to the three months ended September 30, 2012, primarily due to higher bank fees. Miscellaneous Other Income (Expense) – Net decreased for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, primarily due to a write-down of a third party indemnification receivable related to a release of reserves for uncertain tax positions.

Provision for Income Taxes
For the three months ended September 30, 2013, our effective tax rate was 33.8% as compared to 5.6% for the three months ended September 30, 2012. For the three months ended September 30, 2013, the effective tax rate was positively impacted by a net increase in our deferred tax assets resulting from enacted tax law changes in certain U.S. states and in the United Kingdom during the third quarter of 2013. In addition, the tax rate for the three months ended September 30, 2012 as compared to the tax rate for the three months ended September 30, 2013 included a significant benefit from the release of reserves for uncertain tax positions due to the effective settlement of an audit for the tax years 2005 and 2006. For the three months ended September 30, 2013, there are no changes in our effective tax rate that either have had or that we expect may reasonably have a material impact on our operations or future performance.
For the nine months ended September 30, 2013, our effective tax rate was 32.3% as compared to 15.7% for the nine months ended September 30, 2012. For the nine months ended September 30, 2013, our effective tax rate was positively impacted primarily by a net increase in our deferred tax assets resulting from enacted tax law changes in certain U.S. states and in the United Kingdom during the third quarter of 2013 and by the release of reserves for uncertain tax positions. For the nine months ended September 30, 2012, our effective tax rate was positively impacted by the release of reserves for uncertain tax positions due to the effective settlement of an audit for the tax years 2005 and 2006, a tax benefit on a loss on the tax basis of a legal entity, and tax benefits from the divestiture of the domestic portion of our Japan operations, and negatively impacted by an impairment related to permanently ceasing operations of Roadway in China. For the nine months ended September 30, 2012, there are no changes in our effective tax rate that either have had or that we expect may reasonably have a material impact on our operations or future performance.
Earnings per Share
We assess if any of our share-based payment transactions are deemed participating securities prior to vesting and therefore need to be included in the earnings allocation when computing EPS under the two-class method. The two-class method requires earnings to be allocated between common shareholders and holders of participating securities. All outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be a separate class of common stock and should be included in the calculation of basic and diluted EPS. Based on a review of our stock-based awards, we have determined that only our restricted stock awards are deemed participating securities. We did not have any weighted average restricted shares outstanding for the three month and nine month periods ended September 30, 2013, respectively. The number of weighted average restricted shares outstanding was 8,050 shares and 15,543 shares for the three month and nine month periods ended September 30, 2012, respectively.
The following table sets forth our EPS for the three month and nine month periods ended September 30, 2013 and 2012:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
Basic Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$1.89	$1.77	$4.64	$4.29
Diluted Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$1.87	$1.76	$4.59	$4.26
For the three months ended September 30, 2013, basic EPS attributable to D&B common shareholders increased 7%, compared with the three months ended September 30, 2012, due to a 14% reduction in the weighted average number of basic shares outstanding resulting from our total share repurchases, partially offset by a decrease of 8% in Net Income Attributable to D&B common shareholders. For the three months ended September 30, 2013, diluted EPS attributable to D&B common shareholders increased 6%, compared with the three months ended September 30, 2012, due to a 14% reduction in the weighted average number of diluted shares outstanding resulting from our total share repurchases, partially offset by a decrease of 8% in Net Income Attributable to D&B common shareholders.
For the nine months ended September 30, 2013, basic and diluted EPS attributable to D&B common shareholders increased 8%, compared with the nine months ended September 30, 2012, due to a 15% reduction in the weighted average number of basic and diluted shares outstanding resulting from our total share repurchases, partially offset by a decrease of 8% in Net Income Attributable to D&B common shareholders.
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
North America
North America is our largest segment, representing 74% of our total revenue for each of the three month and nine month periods ended September 30, 2013, as compared to 75% and 73% of our total revenue for the three month and nine month periods ended September 30, 2012, respectively.

In North America, during the three months ended March 31, 2012, we completed the sales of: (i) AllBusiness, Inc., and (ii) Purisma Incorporated. These businesses have been classified as "Divested and Other Businesses." No revenue was earned in 2012 related to these divested and other businesses.
North America represented 74% of our core revenue for each of the three month and nine month periods ended September 30, 2013, as compared to 75% and 74% for the three month and nine month periods ended September 30, 2012, respectively.
The following table presents our North America revenue by customer solution set and North America operating income for the three month and nine month periods September 30, 2013 and 2012:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(Amounts in millions)		(Amounts in millions)
Revenue:
Risk Management Solutions	$176.7	$178.8	$510.8	$518.5
Sales & Marketing Solutions	129.1	129.5	356.9	354.3
North America Total and Core Revenue	$305.8	$308.3	$867.7	$872.8
Operating Income	$112.3	$117.3	$282.8	$323.0
Three Months Ended September 30, 2013 vs. Three Months Ended September 30, 2012
North America Overview
North America total and core revenue decreased $2.5 million, or 1% (both before and after the effect of foreign exchange), for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.
North America Customer Solution Sets
On a customer solution set basis, the $2.5 million decrease in total and core revenue for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, reflects:
Risk Management Solutions
A decrease in Risk Management Solutions of $2.1 million, or 1% (both before and after the effect of foreign exchange) primarily attributable to the carry-over from the weak sales performance in prior quarters due to the ratable nature of Risk Management Solutions revenue.
DNBi Subscription Plans, which accounted for 59% of total North America Risk Management Solutions, decreased 2% (both before and after the effect of foreign exchange) primarily attributable to the carry-over from the weak sales performance in prior quarters due to the ratable nature of Risk Management Solutions revenue and lower purchases from existing customers of DNBi modules enabled by our DNBi platform, as customers’ budgets were focused towards our core DNBi products. We are still experiencing the negative effects of delaying innovation on the DNBi platform while completing our strategic technology investment or MaxCV. However, retention rates for our core DNBi subscription plans remain in the low 90% range with price lifts in the low single digit range, which is a bit of a slowdown from the low to mid-single price increases we experienced at the beginning of the year. In addition to competitive pressure, pricing is being impacted by our own targeted proactive offers aimed at moving customers from annual contracts to multi-year deals where future growth is built in.

Non-DNBi Subscription Plans, which accounted for 8% of total North America Risk Management Solutions, decreased 2% (both before and after the effect of foreign exchange) primarily due to weak sales performance in prior quarters as our customers remain cautious with their spending as a result of continued budgetary and competitive pressures.
Projects and Other Risk Management Solutions, which accounted for 33% of total North America Risk Management Solutions, increased 1% (both before and after the effect of foreign exchange), due to increased spending and usage by existing customers of our newest product offerings (e.g., Compliance Check and D&B Direct).
Sales & Marketing Solutions
A decrease in Sales & Marketing Solutions of $0.4 million, or less than 1% (both before and after the effect of foreign exchange) primarily due to decline in our Traditional Sales & Marketing Solutions, partially offset by an increase in our Value-Added Solutions.

Traditional Sales & Marketing Solutions, which accounted for 41% of total North America Sales & Marketing Solutions, decreased 3% (both before and after the effect of foreign exchange). The decrease was primarily due to:

•
Decreased revenue in our Internet Solutions, primarily small business, due to reduced customer spend and competitive pressures. In addition, the decrease in revenue is partially attributed to a shift in product mix to our Value-Added Sales & Marketing Solutions;

partially offset by:

•	Increased spend by certain customers driven by their need for additional data.
Value-Added Sales & Marketing Solutions, which accounted for 59% of total North America Sales & Marketing Solutions, increased 2% (both before and after the effect of foreign exchange). The increase was primarily due to:

•	Growth in our DaaS products, partially due to a shift in product mix from our Traditional Sales & Marketing Solutions; and

•	Increased spend by new and existing customers as a result of their need to integrate D&B data;

partially offset by:

•	Timing of renewals primarily relating to contracts with longer commitment periods that we expect will come up for renewal later in 2013 than they did in 2012.
North America Operating Income

North America operating income for the three months ended September 30, 2013 was $112.3 million, compared to $117.3 million for the three months ended September 30, 2012, a decrease of $5.0 million, or 4%. The decrease in operating income was primarily attributable to:

•	An increase in costs for the deployment of our data supply chain and increased investments in data analytics and technology; and

•	A decrease in total revenue;
partially offset by:

•	Lower compensation costs.
Nine Months Ended September 30, 2013 vs. Nine Months Ended September 30, 2012
North America Overview
North America total and core revenue decreased $5.1 million, or less than 1% (1% decrease before the effect of foreign exchange), for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.
North America Customer Solution Sets
On a customer solution set basis, the $5.1 million decrease in total and core revenue for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, reflects:
Risk Management Solutions
A decrease in Risk Management Solutions of $7.7 million, or 2% (1% decrease before the effect of foreign exchange) primarily attributable to the carry-over from the weak sales performance in prior quarters due to the ratable nature of Risk Management Solutions revenue.
DNBi Subscription Plans, which accounted for 62% of total North America Risk Management Solutions, decreased 1% (both before and after the effect of foreign exchange) primarily attributable to the carry-over from the weak sales performance in prior quarters due to the ratable nature of Risk Management Solutions revenue and lower purchases from existing customers of DNBi modules enabled by our DNBi platform, as customers’ budgets were focused towards our core DNBi products. In addition, we are still experiencing the negative effects of delaying innovation on the DNBi platform while completing our strategic technology investment or MaxCV. However, retention rates for our core DNBi subscription plans remain in the low 90% range with price lifts in the low single digit range.

Non-DNBi Subscription Plans, which accounted for 8% of total North America Risk Management Solutions, decreased 5% (4% decrease before the effect of foreign exchange). Due to the ratable nature of the business, much of the weakness is attributed to weakness in prior quarter sales. The decrease in prior periods was primarily due to our customers moving to lower priced transactional contracts as customers remained cautious with their spending due to continued budgetary pressures and due to competitive pressures.
Projects and Other Risk Management Solutions, which accounted for 30% of total North America Risk Management Solutions, decreased 1% (both before and after the effect of foreign exchange), due to:

•	Lower customer spend in project business due to customer constraints and budgets; and

•	A shift in timing of renewals, primarily relating to a prior year contract with a longer commitment period;

partially offset by:

•	Increased spending and usage by existing customers of our newest product offerings (e.g., Compliance Check and D&B Direct).
Sales & Marketing Solutions
An increase in Sales & Marketing Solutions of $2.6 million, or less than 1% (1% increase before the effect of foreign exchange) primarily due to strong performance from our Value-Added products partially offset by a decline in Traditional Sales & Marketing Solutions.
Traditional Sales & Marketing Solutions, which accounted for 39% of total North America Sales & Marketing Solutions, decreased 7% (both before and after the effect of foreign exchange). The decrease was primarily due to:

•
Decreased revenue in our Internet Solutions, primarily small business, due to reduced customer spend and competitive pressures. Most of the revenue is subscription based so we expect this trend to continue. In addition, the decrease in revenue is partially attributed to a shift in product mix to our Value-Added Sales & Marketing Solutions;

•
The impact of entering into a commercial arrangement with a third party whereby certain print and online products are now being provided under a licensing agreement. During 2012, we also recognized the remainder of the original contract we were still servicing; and

•	Decreased purchases from certain customers due to economic and budgetary pressures particularly in our education marketing business;

partially offset by:

•	Increased spend by certain customers driven by their need for additional data.
Value-Added Sales & Marketing Solutions, which accounted for 61% of total North America Sales & Marketing Solutions, increased 6% (7% increase before the effect of foreign exchange). The increase was primarily due to:

•	Growth in our DaaS products, partially due to a shift in product mix from our Traditional Sales & Marketing Solutions; and

•	Increased spend by new and existing customers as a result of their need to integrate D&B data.

North America Operating Income

North America operating income for the nine months ended September 30, 2013 was $282.8 million, compared to $323.0 million for the nine months ended September 30, 2012, a decrease of $40.2 million, or 12%. The decrease in operating income was primarily attributable to:

•	An increase in costs for the deployment of our data supply chain and increased investments in data analytics and technology; and

•	A decrease in total revenue.
Asia Pacific
Asia Pacific represented 11% of our total revenue for each of the three month and nine month periods ended September 30, 2013, as compared to 11% and 12% of our total revenue for the three month and nine month periods ended September 30, 2012, respectively.
During the fiscal year ended 2012, we completed the sales of: (i) the domestic portion of our Japanese operations to TSR Ltd.; and (ii) a research and advisory services business in India. These businesses have been classified as “Divested and Other Businesses.”
In addition, in the first quarter of 2012, we permanently ceased our Roadway operations in China, pending an investigation into allegations that its data collection practices may violate local Chinese consumer data privacy laws. Also, we have been reviewing certain allegations that we may have violated the FCPA and certain other laws in our China operations. We voluntarily contacted the SEC and the DOJ to advise both agencies of our investigation. Our investigation remains ongoing and is being conducted at the direction of the Audit Committee. This business has been classified as a “Divested and Other Businesses.”
These Divested and Other Businesses contributed less than 1% and 12% to our Asia Pacific total revenue for the three month and nine month periods ended September 30, 2012, respectively. See Note 10 and Note 13 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further detail.
Asia Pacific represented 11% of our core revenue for each of the three month and nine month periods ended September 30, 2013 and 2012, respectively.
The following table presents our Asia Pacific revenue by customer solution set and Asia Pacific operating income for the three month and nine month periods ended September 30, 2013 and 2012. Additionally, this table reconciles the non-GAAP measure of core revenue to the GAAP measure of total revenue:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(Amounts in millions)		(Amounts in millions)
Revenue:
Risk Management Solutions	$38.2	$38.1	$116.4	$111.6
Sales & Marketing Solutions	6.2	6.6	18.7	21.0
Asia Pacific Core Revenue	44.4	44.7	135.1	132.6
Divested and Other Businesses	—	0.1	—	18.7
Asia Pacific Total Revenue	$44.4	$44.8	$135.1	$151.3
Operating Income (Loss)	$5.1	$5.1	$15.9	$(0.4)
Three Months Ended September 30, 2013 vs. Three Months Ended September 30, 2012
Asia Pacific Overview
Asia Pacific total revenue decreased $0.4 million, or 1% (5% increase before the effect of foreign exchange), for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.
Asia Pacific total revenue was negatively impacted by the divestiture of a research and advisory services business in India, during the fiscal year ended 2012, which we reclassified as Divested and Other Businesses.

Excluding the impact of the Divested and Other Businesses, core revenue decreased $0.3 million, or 1% (5% increase before the effect of foreign exchange) for the three months ended September 30, 2013.
Asia Pacific Customer Solution Sets
On a customer solution set basis, the $0.3 million decrease in Asia Pacific core revenue for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, reflects:
Risk Management Solutions
An increase in Risk Management Solutions of $0.1 million, or 1% (7% increase before the effect of foreign exchange) primarily due to:

•	Increased customer usage of various risk products in our India market from new and existing customers; and

•	Increased collections revenue from services provided to the government in our Australia market;

partially offset by:

•	The negative impact of foreign exchange.
Sales & Marketing Solutions
A decrease in Sales & Marketing Solutions of $0.4 million, or 8% (5% decrease before the effect of foreign exchange) primarily due to:

•	Weakness in our MicroMarketing business in China due to a mild disruption related to leadership changes in China; and

•	Sunsetting of low-margin products in our India market.

Asia Pacific Operating Income

Asia Pacific operating income for each of the three months ended September 30, 2013 and September 30, 2012 was $5.1 million, or relatively flat, primarily due to:

•
The favorable net impact of the sale of the domestic portion of our Japanese operations to TSR Ltd. and our ten-year commercial agreement with TSR Ltd. to provide global data to its Japanese customers; and

•	Decreased expenses in the current year related to our Roadway operations (see "Recent Developments" discussed above);

offset by:

•	An increase in expenses related to investments.
Nine Months Ended September 30, 2013 vs. Nine Months Ended September 30, 2012
Asia Pacific Overview
Asia Pacific total revenue decreased $16.2 million, or 11% (8% decrease before the effect of foreign exchange), for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.
Asia Pacific total revenue was negatively impacted by (a) the divestiture of: (i) the domestic portion of our Japanese operations to TSR Ltd.; and (ii) a research and advisory services business in India; and (b) the shut-down of our Roadway operations, in the first quarter of 2012, all of which we reclassified as Divested and Other Businesses.
Excluding the impact of the Divested and Other Businesses, core revenue increased $2.5 million, or 2% (5% increase before the effect of foreign exchange) for the nine months ended September 30, 2013.

Asia Pacific Customer Solution Sets
On a customer solution set basis, the $2.5 million increase in Asia Pacific core revenue for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, reflects:
Risk Management Solutions
An increase in Risk Management Solutions of $4.8 million, or 5% (8% increase before the effect of foreign exchange) primarily due to:

•
Increased revenue from our ten-year commercial agreement, signed in February 2012, to provide TSR Ltd. with global data for its Japanese customers and to distribute TSR Ltd. data to the Worldwide Network;

•	Increased collections revenue from services provided to the government in our Australia market; and

•	Increased purchases from new and existing customers;

partially offset by:

•	The negative impact of foreign exchange.
Sales & Marketing Solutions
A decrease in Sales & Marketing Solutions of $2.3 million, or 11% (10% decrease before the effect of foreign exchange) primarily due to:

•	A decrease in purchases by customers of our project-oriented business in our India and Greater China markets. In our India market, we are sunsetting certain of our low-margin products; and

•	Weakness in our MicroMarketing business in China due to a mild disruption related to leadership changes in China.

Asia Pacific Operating Income

Asia Pacific operating income for the nine months ended September 30, 2013 was $15.9 million, compared to an operating loss of $0.4 million for the nine months ended September 30, 2012, an increase of $16.3 million. The increase was primarily due to:

•	An impairment in China in the prior year related to our Roadway operations (see "Recent Developments" discussed above); and

•
The favorable net impact of the sale of the domestic portion of our Japanese operations to TSR Ltd. and our ten-year commercial agreement with TSR Ltd. to provide global data to its Japanese customers.

partially offset by:

•	An increase in expenses related to investments.
Europe and Other International Markets
Europe and Other International Markets represented 15% of our total and core revenue for each of the three month and nine month periods ended September 30, 2013, as compared to 14% and 15% of our total and core revenue for each of the three month and nine month periods ended September 30, 2012.
There were no divestitures within this segment during the three month and nine month periods ended September 30, 2013 and 2012.

The following table presents our Europe and Other International Markets revenue by customer solution set and Europe and Other International Markets operating income for the three month and nine month periods ended September 30, 2013 and 2012:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2013	2012	2013	2012
	(Amounts in millions)		(Amounts in millions)
Revenue:
Risk Management Solutions	$48.6	$48.9	$143.5	$145.1
Sales & Marketing Solutions	12.3	11.2	32.2	30.7
Europe and Other International Markets Total and Core Revenue	$60.9	$60.1	$175.7	$175.8
Operating Income	$19.7	$17.3	$49.4	$46.1
Three Months Ended September 30, 2013 vs. Three Months Ended September 30, 2012
Europe and Other International Markets Overview
Europe and Other International Markets total and core revenue increased $0.8 million, or 1% (both before and after the effect of foreign exchange), for the three months ended September 30, 2013 as compared to the three months ended September 30, 2012.
Europe and Other International Markets Customer Solution Sets
On a customer solution set basis, the $0.8 million increase in Europe and Other International Markets total and core revenue for the three months ended September 30, 2013, as compared to the three months ended September 30, 2012, reflects:
Risk Management Solutions
A decrease in Risk Management Solutions of $0.3 million, or 1% (2% decrease before the effect of foreign exchange) primarily due to lower usage in our transactional products from certain customers due to economic pressures.
Sales & Marketing Solutions
An increase in Sales & Marketing Solutions of $1.1 million, or 10% (11% increase before the effect for foreign exchange) primarily due to to an increase in purchases by our customers expanding their usage of data in our project-oriented business.

Europe and Other International Markets Operating Income

Europe and Other International Markets operating income for the three months ended September 30, 2013 was $19.7 million, compared to $17.3 million for the three months ended September 30, 2012, an increase of $2.4 million, or 14%, primarily due to lower costs as a result of our reengineering efforts, partially offset by increased revenue.
Nine Months Ended September 30, 2013 vs. Nine Months Ended September 30, 2012
Europe and Other International Markets Overview
Europe and Other International Markets total and core revenue decreased $0.1 million, or less than 1% (1% increase before the effect of foreign exchange), for the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012.

Europe and Other International Markets Customer Solution Sets
On a customer solution set basis, the $0.1 million decrease in Europe and Other International Markets total and core revenue for the nine months ended September 30, 2013, as compared to the nine months ended September 30, 2012, reflects:
Risk Management Solutions
A decrease in Risk Management Solutions of $1.6 million, or 1% (before and after the effect of foreign exchange) primarily due to lower usage in our transactional products from certain customers due to economic pressures.

Sales & Marketing Solutions
An increase in Sales & Marketing Solutions of $1.5 million, or 5% (6% increase before the effect for foreign exchange) primarily due to an increase in purchases by our customers of our project-oriented business.

Europe and Other International Markets Operating Income

Europe and Other International Markets operating income for the nine months ended September 30, 2013 was $49.4 million, compared to $46.1 million for the nine months ended September 30, 2012, an increase of $3.3 million, or 7%, primarily due to lower costs as a result of our reengineering efforts.
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

•	The effectiveness of our technology investments and our ability to maintain sufficient investment in a technology infrastructure that assists us in achieving our strategic goals;

•	Our ability to achieve our financial and operational expectations which are based upon the successful implementation of our business strategy for the next several years;

•	Risks associated with potential violations of the Foreign Corrupt Practices Act and similar laws, and any consequences of the investigations of our China operations;

•	Demand for our products is subject to intense competition, changes in customer preferences and economic conditions which impact customer behavior;

•
Our solutions and brand image are dependent upon the integrity and security of our global database and the continued availability thereof through the internet and by other means, as well as our ability to protect key assets, such as our data centers;

•	Our ability to secure our information technology infrastructure from cyber-attack and unauthorized access;

•	Our ability to maintain the integrity of our brand and reputation, which we believe are key assets and competitive advantages;

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

We elaborate on the above list of important factors throughout this document and in our other filings with the SEC, particularly in the discussion of our Risk Factors in Item 1A. of our Annual Report on Form 10-K and in Item 1A. of this Quarterly Report on Form 10-Q. It should be understood that it is not possible to predict or identify all risk factors. Consequently, the above list of important factors and the Risk Factors discussed in Item 1A. of our Annual Report on Form 10-K and in Item 1A. of this Quarterly Report on Form 10-Q should not be considered to be a complete discussion of all of our potential trends, risks and uncertainties. Except as otherwise required by federal securities laws, we do not undertake any obligation to update any forward-looking statement we may make from time-to-time.

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

We believe that cash provided by operating activities, supplemented as needed with available financing arrangements, is sufficient to meet our short-term needs (twelve months or less), including restructuring charges, transition costs, our capital investments, contractual obligations and contingencies (see Note 7 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q), excluding the legal matters identified in such note for which exposures cannot be estimated or are not probable. In addition, we believe that our ability to readily access the bank and capital markets for incremental financing needs will help us to meet our continued focus on Total Shareholder Return. We have the ability to access the short-term borrowings market to supplement the seasonality in the timing of receipts in order to fund our working capital needs and share repurchases. Such borrowings would be supported by our $800 million revolving credit facility, when needed. Our future capital requirements will depend on many factors that are difficult to predict, including the size, timing and structure of any acquisitions, capital investments, the ultimate resolution of issues arising from the investigations regarding potential FCPA violations in our China operations and results of operations.
At September 30, 2013 and December 31, 2012, we had an $800 million revolving credit facility which expires in October 2016. The facility requires the maintenance of interest coverage and total debt to Earnings Before Income Taxes, Depreciation and Amortization (“EBITDA”) ratios which are defined in the credit agreement. We were in compliance with these revolving credit facility financial covenants at September 30, 2013 and December 31, 2012 and at September 30, 2013, we had $406.1 million in borrowings outstanding under the revolving credit facility.
As of September 30, 2013, $211.5 million of our $214.3 million cash and cash equivalents on the consolidated balance sheet was held by our foreign operations. While a portion of the $211.5 million foreign cash and cash equivalents balance is potentially available for remittance to the United States, we generally maintain these balances within our foreign operations since we have sufficient liquidity in the United States to satisfy our ongoing domestic funding requirements. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds.
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
On March 11, 2013, Standard and Poor's lowered our long-term credit rating from BBB+ to BBB and lowered our short-term credit rating from A-2 to A-3. Our Fitch Ratings issuer default rating and short-term issuer default rating remain at BBB+ and F-2, respectively. The long-term rating revision by Standard and Poor's has not materially impacted our liquidity position, access to the capital markets or funding costs.
Cash Provided by Operating Activities
Net cash provided by operating activities was $299.3 million and $307.1 million for the nine months ended September 30, 2013 and 2012, respectively. The $7.8 million decrease was primarily driven by:

•	Decreased net income of our underlying business excluding the impact of non-cash gains and losses;

partially offset by:

•	Lower restructuring payments compared to prior year; and

•	Lower legal and consulting payments.

Cash Used in Investing Activities
Net cash used in investing activities was $42.5 million for the nine months ended September 30, 2013, as compared to net cash used in investing activities of $35.1 million for the nine months ended September 30, 2012. The $7.4 million change primarily reflects the following activities:

•
Cash settlements of our foreign currency contracts for our hedged transactions resulted in cash outflows of $6.2 million for the nine months ended September 30, 2013, as compared to cash inflows of $8.8 million for the nine months ended September 30, 2012; and

•
Proceeds in the prior year related to the sale of: (a) the domestic portion of our Japanese operations to TSR Ltd.; (b) Purisma Incorporated; (c) our market research business in China, consisting of two joint venture companies; and (d) AllBusiness.com, Inc. See Note 13 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q;

partially offset by:

•	Decreased additions to computer software as compared to the prior year period (e.g., Strategic Technology Investment or MaxCV).
Cash Used in Financing Activities
Net cash used in financing activities was $186.2 million and $219.7 million for the nine months ended September 30, 2013 and 2012, respectively. As set forth below, this $33.5 million change primarily relates to contractual obligations, stock-based programs and share repurchases.
Contractual Obligations
Credit Facility
At September 30, 2013 and 2012, we had an $800 million revolving credit facility, which expires in October 2016. We had $406.1 million and $320.1 million of borrowings outstanding under the $800 million revolving credit facility at September 30, 2013 and 2012, respectively. We borrowed under the $800 million revolving credit facility from time-to-time during the nine months ended September 30, 2013 to supplement the seasonality in the timing of receipts in order to fund our working capital needs. In addition, from time-to-time we have also borrowed under this facility to fund a portion of our share repurchases.
Stock-based Program
Net proceeds from stock-based awards for the nine months ended September 30, 2013 and 2012 were $52.5 million and $14.9 million, respectively. The increase was primarily due to higher proceeds related to an increase in volume of options exercised as compared to the prior year.
Share Repurchases
During the nine months ended September 30, 2013, we repurchased 3,945,013 shares of common stock for $358.1 million. The share repurchases were comprised of the following programs:

•
In August 2012, our Board of Directors approved a $500 million increase to our then existing $500 million share repurchase program, for a total program authorization of $1 billion. The then existing $500 million share repurchase program was approved by our Board of Directors in October 2011 and commenced in November 2011 upon the completion of our previous $200 million share repurchase program. We repurchased 3,045,926 shares of common stock for $270.1 million under this program during the nine months ended September 30, 2013. We anticipate that this program will be completed by mid-2014.

•
In May 2010, our Board of Directors approved a four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP. We repurchased 899,087 shares of common stock for $88.0 million under this program during the nine months ended September 30, 2013. This program commenced in October 2010 and expires in October 2014.

During the nine months ended September 30, 2012, we repurchased 3,463,999 shares of common stock for $240.0 million. The share repurchases were comprised of the following programs:

•
In October 2011, our Board of Directors approved a $500 million share repurchase program, which commenced in November 2011 upon completion of our then existing $200 million share repurchase program. We repurchased 3,404,436 shares of common stock for $236.0 million under this program during the nine months ended September 30, 2012.

•
In May 2010, our Board of Directors approved a four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP. We repurchased 59,563 shares of common stock for $4.0 million under this program during the nine months ended September 30, 2012. This program commenced in October 2010 and expires in October 2014.

Future Liquidity—Sources and Uses of Funds
Share Repurchases
In August 2012, our Board of Directors approved a $500 million increase to our then existing $500 million share repurchase program, for a total program authorization of $1 billion. The then existing $500 million share repurchase program was approved by our Board of Directors in October 2011 and commenced in November 2011 upon completion of our previous $200 million share repurchase program. During the nine months ended September 30, 2013, we repurchased 3,045,926 shares of common stock for $270.1 million under this program leaving $220.0 million remaining under this program as of September 30, 2013. We anticipate that this program will be completed by mid-2014.
In May 2010, our Board of Directors approved a four-year, five million share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and ESPP. During the nine months ended September 30, 2013, we repurchased 899,087 shares of common stock for $88.0 million under this program with 2,922,433 shares of common stock remaining under this program. This program commenced in October 2010 and expires in October 2014.
Dividends
In October 2013, the Board of Directors approved the declaration of a dividend of $0.40 per share of common stock for the fourth quarter of 2013. This cash dividend will be payable on December 13, 2013 to shareholders of record at the close of business on November 27, 2013.
Credit Facility and Commercial Paper Program
We maintain an $800 million commercial paper program which is supported by our $800 million revolving credit facility. The commercial paper program was increased from $300 million to $800 million in July 2012. Under this program, we may issue from time-to-time unsecured promissory notes in the commercial paper market in private placements exempt from registration under the Securities Act of 1933, as amended, for a cumulative face amount not to exceed $800 million outstanding at any one time and with maturities not exceeding 364 days from the date of issuance. Outstanding commercial paper effectively reduces the amount available for borrowing under the $800 million revolving credit facility. At September 30, 2013, we did not have any outstanding commercial paper and $406.1 million in borrowings were outstanding under the revolving credit facility. From time-to-time we may continue to borrow under the revolving credit facility to fund a portion of our share repurchases.
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

Unrecognized Tax Benefits
In addition to our contractual cash obligations as set forth in our Annual Report on Form 10-K for the year ending December 31, 2012, we have a total amount of unrecognized tax benefits of $98.5 million as of September 30, 2013. Although we do not anticipate payments within the next twelve months for these matters, these could require the aggregate use of cash totaling approximately $117.0 million.
Cyber-Attack on Information Technology
We recently learned that we were one of several victims of a sophisticated cyber-attack. At this time, we do not believe that the cyber-attack will have a material adverse impact on our business or financial results. It is possible, however, that this incident, or similar incidents that we have been subjected to, or in the future we may be subjected to, could have the material adverse effects on our business and financial results, as are described in our Risk Factors disclosure in Item 1A. of Part II of this Quarterly Report on Form 10-Q. We anticipate that enhancements and upgrades to our information technology infrastructure could result in significant expenditures over the next twenty-four months.
U.S. Qualified Plan
We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 that we did not expect to make any contributions to the U.S. Qualified Plan in 2013. We currently anticipate making a contribution to the U.S. Qualified Plan in 2014, which we may elect to pay in whole or in part in 2013, up to approximately $20 million.
Off-Balance Sheet Arrangements and Related Party Transactions

We do not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements except for those disclosed in Note 7 to our consolidated financial statements included in Item 8. of our Annual Report on Form 10-K for the year ended December 31, 2012.
We do not have any related party transactions as of September 30, 2013.
Fair Value Measurements
Our non-recurring non-financial assets and liabilities include long-lived assets held and used, goodwill and intangible assets. These assets are recognized at fair value when they are deemed to be impaired. As of September 30, 2013, we did not have any unobservable (Level III) inputs in determining the fair value for our non-recurring non-financial assets and liabilities.
As of September 30, 2013, we did not have any unobservable (Level III) inputs in determining fair value for our assets and liabilities measured at fair value on a recurring basis other than our real estate funds within our pension plans.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Our market risks primarily consist of the impact of changes in currency exchange rates on assets and liabilities, the impact of changes in the market value of certain of our investments and the impact of changes in interest rates on our borrowing costs and fair value calculations. As of September 30, 2013, no material change had occurred in our market risks, compared with the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2012 included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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
Conclusions Regarding Disclosure Controls
Based upon our Controls Evaluation, our CEO and CFO have concluded that as of the end of the quarter ended September 30, 2013, our Disclosure Controls are effective at a reasonable assurance level.
Change in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the third quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Cyber security risks could harm our operations, the operations of our critical outsourcers, or the operations of our partners on whom we rely for data and to meet our customer needs, any of which could materially impact our business and financial results.
We rely upon the security of our information technology infrastructure to protect us from cyber-attacks and unauthorized access. Cyber-attacks that we have experienced, continue to experience, or in the future we may experience, can include malware, computer viruses, or other significant disruption of our Information Technology (“IT”) networks and related systems. Government agencies and security experts have warned about the growing risks of hackers, cyber-criminals and other potential attacks targeting every type of IT system, and we recently learned that we were one of several victims of a sophisticated cyber-attack. We may face increasing cyber security risks as we receive data from new sources such as social media sites or through data aggregators who provide us with information.
If we experience a problem with the functioning of an important IT system or a security breach of our IT systems, the resulting disruptions could have a material adverse effect on our business. We store sensitive information in connection with our customer’s data, data we collect from a variety of public and private sources, data collected from our human resources operations and other aspects of our business which could be compromised by a cyber-attack. To the extent that any disruptions or security breach results in a loss or damage to any of this data, an inappropriate disclosure of this data or other confidential information, an inability to access data sources, or an inability to process data for or send data to our customers, it could cause significant damage to our reputation, affect our relationships with our customers, lead to claims against the Company and ultimately harm our business. Our servers and other hardware, as well as our operating systems software and applications may not contain sufficient protection from malware or unauthorized access. The costs to us to minimize or alleviate cyber-attacks, viruses, worms, malicious software programs or other security vulnerabilities are significant and could require significant upgrades to our IT infrastructure. Changes we have made to address a recent cyber-attack and efforts we will undertake on an ongoing basis to prevent other concerns may not be successful. We may be required to incur significant costs to undertake these actions and to protect against damage caused by these disruptions, security breaches, or cyber-attacks of the nature we have already incurred, in the future. While we have insurance coverage for certain instances of a cyber-security breach, which we believe should cover a recent cyber-attack that we experienced, our coverage may not be sufficient now or in the future if we suffer additional significant or multiple attacks and does not cover IT enhancements and upgrades we may undertake from time to time, or harm to our reputation, loss of customers or any related loss of revenue.
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

The following table provides information about purchases made by or on behalf of the Company or our affiliated purchasers during the quarter ended September 30, 2013, of shares of equity that are registered by the Company pursuant to Section 12 of the Exchange Act.

Period	Total Number of Shares Purchased (a)(b)	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (a)(b)	Maximum Number of Currently Authorized Shares that May Yet Be Purchased Under the Plans or Programs (a)	Approximate Dollar Value of Currently Authorized Shares that May Yet Be Purchased Under the Plans or Programs (b)
	(Dollar amounts in millions, except share data)
July 1 - 31, 2013	236,757	$104.30	236,757	—	$—
August 1 - 31, 2013	273,564	$104.47	273,564	—	$—
September 1 - 30, 2013	210,924	$103.02	210,924	—	$—
	721,245	$103.99	721,245	2,922,433	$220.0

(a)
In May 2010, our Board of Directors approved a new four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Plan. This program commenced in October 2010 and expires in October 2014. The maximum number of shares authorized for repurchase under this program is 5,000,000 shares, of which 2,077,567 shares had been repurchased as of September 30, 2013. We repurchased 192,450 shares of common stock for $20.0 million under this program.

(b)
In August 2012, our Board of Directors approved a $500 million increase to our then existing $500 million share repurchase program, for a total program authorization of $1 billion. The then existing $500 million share repurchase program was approved by our Board of Directors in October 2011 and commenced in November 2011 upon completion of our then existing $200 million share repurchase program. We anticipate that this program will be completed by mid-2014. We repurchased 528,795 shares of common stock for $55.0 million under this program.

Item 6.	Exhibits

Exhibit 10.1	Form of Stock Option Award Agreement, effective October 23, 2013, under the 2000 Non-employee Directors’ Stock Incentive Plan, as amended and restated effective January 1, 2009.

Exhibit 10.2	Form of Restricted Stock Unit Award Agreement, effective October 23, 2013, under the 2000 Non-employee Directors’ Stock Incentive Plan, as amended and restated effective January 1, 2009.

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

Exhibit 101
The following financial information from The Dun & Bradstreet Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations and Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders’ Equity, and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DUN & BRADSTREET CORPORATION
By:		/s/ RICHARD H. VELDRAN
Richard H. Veldran
Senior Vice President and Chief Financial Officer
Date:	November 5, 2013

By:		/s/ ANTHONY PIETRONTONE JR.
Anthony Pietrontone Jr.
Principal Accounting Officer and Corporate Controller
Date:	November 5, 2013