Form 10-K
period 2013-12-31
DUN & BRADSTREET CORP/NW
filed 2014-02-28
CIK 1115222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
Form 10-K
__________________________________
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
As of June 30, 2013, the aggregate market value of all shares of Common Stock of The Dun & Bradstreet Corporation outstanding and held by nonaffiliates* (based upon its closing transaction price on the New York Stock Exchange Composite Tape on June 30, 2013) was approximately $3.764 billion.
As of January 31, 2014, 37,598,063 shares of Common Stock of The Dun & Bradstreet Corporation were outstanding.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement for use in connection with its annual meeting of shareholders, scheduled to be held on May 7, 2014, are incorporated into Part III of this Form 10-K.
*    Calculated by excluding all shares held by executive officers and directors of the registrant. Such exclusions will not be deemed to be an admission that all such persons are “affiliates” of the registrant for purposes of federal securities laws.

PART I

Item 1.	Business
Overview
The Dun & Bradstreet Corporation (“D&B” or “we” or "us" or “our” or the “Company”) is the world's leading source of commercial data, analytics and insight on businesses, or “content.” Our global commercial database as of December 31, 2013 contained more than 230 million business records. We transform commercial data into valuable insight which is the foundation of our global solutions that customers rely on to make critical business decisions.
D&B provides solution sets that meet a diverse set of customer needs globally. Customers use D&B Risk Management Solutions™ to mitigate credit and supplier risk, increase cash flow and drive increased profitability, and D&B Sales & Marketing Solutions™ to provide data management capabilities that provide effective and cost efficient marketing solutions to increase revenue from new and existing customers.
Our Strategy
In October 2013, the Company named a new President and CEO, Robert P. Carrigan. In connection with this change, we developed a new strategy designed to drive long term sustainable growth in the years ahead. D&B is committed to increasing Total Shareholder Return (“TSR”) through revenue growth, and our strategy is to become one global company delivering indispensable content through modern channels to serve new customer needs. We remain focused on the commercial marketplace and continuing to be the world's largest and best provider of insight about businesses.
Our strategy has five key components:

•
First, we are investing in content to make it indispensable to our customers. We are improving the quality and consistency of our data around the globe, developing new analytic tools and scores to improve the predictive capability of our content, and cultivating new proprietary data sources to combine with our existing data;

•	Second, we are modernizing content delivery by transitioning from older, traditional platforms to more agile and customer-friendly approaches leveraging mobile, social and cloud technologies;

•	Third, we are globalizing the business, moving from a regional “market” structure to an integrated global organization;

•	Fourth, we are modernizing the brand, making sure that it is understood for what D&B is becoming, not just for what it has been; and

•	Fifth, we are creating an outside-in, forward leaning culture with a team that is externally focused, and plugged into our customers’ needs and the markets in which we operate.
The new strategy is built on the valuable assets the Company possesses today that we believe provide a competitive advantage for D&B:

•	Well Recognized Brand

•	Superior Content and Solutions

•	Loyal Customers
For the reasons described below, we believe that these core competitive advantages will enable successful execution of our strategy going forward.
Well Recognized Brand
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

Superior Content and Solutions
Risk Management Solutions
Risk Management Solutions is our largest customer solution set, accounting for 63%, 63% and 61% of our total revenue, exclusive of businesses we no longer operate, for each of the years ending December 31, 2013, 2012 and 2011, respectively.
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
Our principal Risk Management Solutions are:

•
DNBi®, our interactive, online application that offers customers a subscription based real time access to our most complete and up-to-date global information, comprehensive monitoring and portfolio analysis;

•
Various business information reports (e.g., our Business Information Report, our Comprehensive Report, and our International Report, etc.) that are consumed in a transactional manner across multiple platforms such as DNB.com; and

•
Products that are part of our Data-as-a-Service (or “DaaS”) strategy, which integrate our data directly into the applications and platforms that our customers use every day. This includes D&B Direct®, a Software Application Programming Interface (“API”), that enables data integration inside Enterprise applications such as ERP, and enables master data management.

Certain solutions are available on a subscription pricing basis, including our DNBi subscription pricing plan. Our subscription pricing plans represent a larger portion of our revenue and provide increased access to our risk management reports and data to help customers increase their profitability while mitigating their risk.
Sales & Marketing Solutions
Sales & Marketing Solutions accounted for 37%, 36% and 33% of our total revenue, exclusive of businesses we no longer operate, for each of the years ending December 31, 2013, 2012 and 2011, respectively.
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
Our principal Sales & Marketing Solutions are:

•
Our customer data integration solutions, which are solutions that cleanse, identify, link and enrich customer information. Our D&B Optimizer™ solution, for example, transforms our customers' prospects and data into up-to-date, accurate and actionable commercial insight, facilitating a single customer view across multiple systems and touchpoints, such as marketing and billing databases, and better enabling a customer to make sales and marketing decisions;

•
Hoover's, which is primarily a prospecting tool, provides information on public and private companies, and on industries and executives, sales, marketing and research professionals worldwide to help customers convert prospects to clients faster by providing a workflow solution;

•
Various other marketing solutions including our education business, our electronic licensing products, and our Integration Manager product which is an onsite match tool that leverages D&B match technology to enable customers to perform onsite matching on D&B data, customer data and third party data;

•
Our Market Insight tool, which provides robust marketing analytics that help customers segment and understand existing customers, in order to more effectively create campaigns to cross-sell new business; and

•
Products introduced as part of our DaaS strategy. Customer Relationship Management (“CRM”) was our first area of focus, with D&B360®, which helps CRM customers manage their data, increase sales and improve customer engagement. In addition, we have a strategic alliance with Salesforce.com with respect to Salesforce’s Data.com product. This product combines our business data with Salesforce’s contact data directly into their CRM application. The vision for DaaS is to make D&B's data available wherever and whenever our customers need it, thereby powering more effective business processes.

Loyal Customers
We believe that different sized customers have different needs and require different skill sets to service them. Accordingly, we are organized to effectively serve each of our large multi-national, medium and small sized customers. Our principal customers include manufacturers, wholesalers and retailers in fields as diverse as banking, technology, telecommunications, government and insurance, as well as sales, marketing and business development professionals. None of our customers accounted for more than 10% of our 2013 total revenue. Accordingly, we are not dependent on a single customer, such that the loss of any one customer would have a material adverse effect on our consolidated annual results of operations.
Segments
On January 1, 2012, we began to manage and continue to report our business through the following three segments:

•	North America (which consists of our operations in the United States (“U.S.”) and Canada);

•	Asia Pacific (which primarily consists of our operations in Australia, Greater China, India and Asia Pacific Worldwide Network); and

•	Europe and other International Markets (which primarily consists of our operations in the United Kingdom (“U.K.”), the Netherlands, Belgium, Latin America and our European Worldwide Network).
During 2011, we managed and reported our business globally through the following three segments:

•	North America (which consisted of our operations in the U.S. and Canada);

•	Asia Pacific (which primarily consisted of our operations in Australia, Japan, Greater China and India); and

•	Europe and other International Markets (which primarily consisted of our operations in the U.K., the Netherlands, Belgium, Latin America and our total Worldwide Network).
The following table presents the contribution by segment to total revenue and core revenue (See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K):

	For the Years Ended December 31,
	2013	2012	2011
Total Revenue:
North America	74%	74%	71%
Asia Pacific	11%	12%	15%
Europe and Other International Markets	15%	14%	14%
Core Revenue:
North America	74%	74%	75%
Asia Pacific	11%	11%	10%
Europe and Other International Markets	15%	15%	15%
We may also acquire, divest, or shut down businesses from time-to-time. For example:

•	In 2011, we acquired a 100% interest in MicroMarketing, a leading provider of direct and digital marketing services in China;

•	In 2012, we permanently ceased the operations of our Shanghai Roadway D&B Marketing Services Co. Ltd. operations in China;

•	In 2012, we completed the sale of the domestic portion of our Japanese operations to Tokyo Shoko Research Ltd.;

•	In 2012, we completed the sale of our market research business in China, consisting of two joint venture companies; and

•	In 2012, we completed the sales in North America of Purisma Incorporated, AllBusiness.com, Inc. and a small supply management company.
Segment data and other information for the years ended December 31, 2013, 2012 and 2011 are included in Note 14 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K. As our strategy evolves, we may modify our reporting structure, as appropriate, to reflect changes in the way we manage our business.
Our Sales Force
We rely primarily on our sales force of approximately 2,000 team members worldwide to sell our customers solutions, of which approximately 1,100 were in our North American business and 900 were in our international business as of December 31, 2013. Our sales force includes relationship managers and solution specialists who sell to our strategic and commercial customers, telesales teams, and a team that sells to federal, state and local governments.
In addition, we have sales teams who are dedicated specifically to our alliance partners. These teams are focused around (i) alliance partners to whom we are a major supplier of data, which they specifically request and leverage as content to enhance their own products and services for sale to their customers; and (ii) alliance partners who enable the seamless delivery of our data, regardless of the content, to enable their end users to consume our data in a flexible, user friendly manner. Our network of strategic alliances is in its early stages and we believe it will remain an important component of our growth strategy.
We also conduct business through our wholly-owned subsidiaries, majority-owned joint ventures, independent correspondents, strategic relationships through our D&B Worldwide Network® and minority equity investments. Our D&B WorldWide Network is an alliance of network partners covering more than 190 countries. In those countries, we have determined it is beneficial to engage with dominant, well known local partners to enable us to better collect data from such countries and to better sell our existing data into such countries. Our D&B Worldwide Network enables our customers globally to make business decisions with confidence, because we incorporate data from the members of the D&B Worldwide Network into our database and utilize it in our customer solutions. Our customers, therefore, have access to a more powerful database and global solution sets that they can rely on to make their business decisions.
Competition
We are subject to highly competitive conditions in all aspects of our business. However, we believe no competitor offers our complete line of solutions or can match our global data and analytic capabilities.
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
In Europe, our direct competition is primarily local, such as Experian in the U.K. and Graydon in Belgium and the Netherlands. We believe that we offer superior solutions when compared to these competitors. In addition, the Sales & Marketing Solutions landscape is both localized and fragmented throughout Europe, where numerous local players of varying size compete for business.
In Asia Pacific, we face competition in our Risk Management Solutions business from a mix of local and global providers. For example, we compete with Sinotrust in China, which is majority-owned by Experian, with Veda in Australia and with Experian in India. In addition, as in Europe, the Sales & Marketing Solutions landscape throughout Asia is localized and fragmented.
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
We believe that our trusted brand, proprietary data assets, global identity resolution knowledge and analytic capabilities form a powerful competitive advantage.
Our ability to continue to compete effectively will be based on a number of factors, including our ability to:

•	Communicate and demonstrate to our customers the value of our existing and new products and services based upon our proprietary data, and as a result, improve customer satisfaction;

•	Maintain and develop proprietary information and services such as analytics (e.g., scoring) and sources of data not publicly available;

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
We own patents and patent applications both in the U.S. and in other selected countries of importance to us. The patents and patent applications include claims which pertain to certain technologies which we have determined are proprietary and warrant patent protection. We believe that the protection of our innovative technology, such as our proprietary methods for data curation and Identity Resolution, through the filing of patent applications is a prudent business strategy, and we will continue to seek to protect those assets for which we have expended substantial capital. Filing of these patent applications may or may not provide us with a dominant position in the fields of technology. However, these patents and/or patent applications may provide us with legal defenses should subsequent patents in these fields be issued to third parties and later asserted against us. Where appropriate, we may also consider asserting or cross-licensing our patents.
Employees
As of December 31, 2013, we employed approximately 4,600 team members worldwide, of which approximately 2,400 were in our North American segment and Corporate and approximately 2,200 were in our remaining segments. We believe that we have good relations with our employees. In addition, from time to time, we engage third party consultants. There are no unions in the North American segment. Works Councils and Trade Unions represent a small portion of our employees outside of North America.
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

•	We have outsourced certain portions of our data acquisition, processing and delivery and customer service and call center processes; and

•	We have also outsourced various functions, such as our data center operations, technology help desk and network management functions in the U.S. and the U.K.
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
We cannot be certain that we could replace our large third-party vendors in a timely manner or on terms commercially reasonable to us. If we change a significant outsource provider, an existing provider makes significant changes to the way it conducts its operations, is acquired, or we seek to bring in-house certain services performed today by third parties, we may experience unexpected disruptions in the provision of our solutions, which could have a material adverse effect on our business and financial results.
Our business performance is dependent upon the effectiveness of our technology investments, the failure of which could materially impact our business and financial results.
We have and will continue to undertake significant investments in our technology infrastructure on an annual basis in order to continually strengthen our leading position in commercial data and improve our existing technology platform. We may fail to effectively invest such amounts, or we may invest significant amounts in technologies that do not ultimately assist us in achieving our strategic goals. We may also fail to maintain our technology infrastructure in a manner that allows us to readily meet our customers' needs. If we experience any of these or similar failures related to our technology investments, we may not achieve our expected revenue growth, or desired cost savings, and we could experience a significant competitive disadvantage in the marketplace, such as the inability to offer certain types of new services or to collect certain types of new data, which could have a material adverse effect on our business and financial results.
Our success depends in part on our ability to adapt our solutions to our customers' preferences and to meet any specific contractual requirements that they impose upon us which may require significant or ongoing investments. Advances in information technology and uncertain or changing economic conditions are changing the way our customers use and purchase business information. As a result, our customers are demanding both lower prices and more features from our solutions, such as decision-making tools like credit scores and electronic delivery formats, and are expecting real-time data provided in a manner relevant to them.
If we do not successfully adapt our solutions to our customers' preferences, our business and financial results may be materially adversely affected. Specifically, for our larger customers, including our Alliance Partners, our continued success will be dependent on our ability to satisfy more of their needs by providing more breadth and depth of data and allowing them more flexibility to use our data through web services and third-party solutions. For our smaller customers, our success will depend in part on our ability to develop a strong value proposition, including simplifying our solutions and pricing offerings, to enhance our marketing efforts to these customers and to improve our service to them.
The failure to continue to invest in our business could result in a material adverse effect on our future financial results. Such investments may include: (i) our ability to successfully evolve our workforce away from those third parties who assisted us in the building of our technology, to internal employees who can successfully execute thereon; (ii) executing on, and mitigating risks associated with, new DaaS product offerings; and (iii) ensuring continued compatibility of our new platforms and technologies with our Worldwide Network partners and other affiliates.

Cyber security risks could harm our operations, the operations of our critical outsourcers, or the operations of our partners on whom we rely for data and to meet our customer needs, any of which could materially impact our business and financial results.
We rely upon the security of our information technology infrastructure to protect us from cyber-attacks and unauthorized access. Cyber-attacks that we have experienced, continue to experience, or in the future we may experience, can include malware, computer viruses, or other significant disruption of our Information Technology (“IT”) networks and related systems. Government agencies and security experts have warned about the growing risks of hackers, cyber-criminals and other potential attacks targeting every type of IT system, and in 2013 we learned that we were one of several victims of a sophisticated cyber-attack. We may face increasing cyber security risks as we receive data from new sources such as social media sites or through data aggregators who provide us with information.
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
Our outsourcing partners are primarily responsible for the security of our IT environment and we rely significantly on third parties to supply clean data content and to resell our products in a secure manner. All of these third parties face risks relating to cyber-security similar to ours which could disrupt their businesses and therefore materially impact ours. While we provide guidance and specific requirements in some cases, we do not directly control any of such parties' IT security operations, or the amount of investment they place in guarding against cyber-security threats. Accordingly, we are subject to any flaw in or breaches to their IT systems or those that they operate for us, which could materially impact our business, operations and financial results.

Violations of the U.S. Foreign Corrupt Practices Act (“FCPA”), and similar laws, and the investigation of such matters, including the current investigations regarding violations of consumer data privacy laws in China, or, related investigations and compliance reviews that we may conduct from time-to-time, could have a material adverse effect on our business.
The FCPA and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials and/or other persons for the purpose of obtaining or retaining business. Recent years have seen a substantial increase in anti-bribery law enforcement activity by U.S. regulators, with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice (“DOJ”) and the U.S. Securities and Exchange Commission (“SEC”), increased enforcement activity by non-U.S. regulators in countries with similar anti-bribery laws, and increases in criminal and civil proceedings brought against companies and individuals. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that are recognized as having a greater potential for governmental and commercial corruption. We cannot assure that our policies and procedures will always protect us from reckless or criminal acts committed by our employees or third-party intermediaries. From time-to-time, we may conduct internal investigations and compliance reviews, the findings of which could negatively impact our business. Any determination that our operations or activities are not, or were not, in compliance with existing U.S. or foreign laws or regulations could result in the imposition of substantial fines, interruptions of business, loss of supplier, vendor or other third-party relationships, termination of necessary licenses and permits, and other legal or equitable sanctions. Other internal or government investigations or legal or regulatory proceedings, including lawsuits brought by private litigants, may also follow as a consequence. Violations of these laws may result in criminal or civil sanctions, which could disrupt our business and result in a material adverse effect on our reputation, business, results of operations or financial condition.
During 2012, we were assessed fines by a court in China relating to allegations that the data collection practices of our Shanghai Roadway D&B Marketing Services Co. Ltd. (“Roadway”) operations in China may have violated local Chinese consumer data privacy laws. We permanently ceased the operations of Roadway during 2012. In addition, we have been reviewing certain allegations that we may have violated the FCPA and certain other laws in our China operations. As previously reported, we have voluntarily contacted the SEC and the DOJ to advise both agencies of our investigation. Our investigation remains ongoing and is being conducted at the direction of the Audit Committee.
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
Business information solutions and services are becoming more readily available, principally due to the expansion of the Internet, greater availability of public data and the emergence of new providers of business information solutions and services. Internet based search aggregators can provide low-cost alternatives to data gathering and change how our customers perform key activities such as marketing campaigns, or collect information on customers, suppliers and competitors. Such companies, and other third parties which may not be readily apparent today, may become significant low-cost or no-cost competitors and adversely impact the demand for our solutions and services, or limit our growth potential.
Weak economic conditions can result in customers seeking to utilize free or lower-cost information that is available from alternative sources such as the Internet and European Commission-sponsored projects like the European Business Register. Intense competition could adversely impact us by causing, among other things, price reductions, reduced operating margins and loss of market share.
We face competition outside the U.S., and our competitors could develop an alternative to our D&B Worldwide Network.
We face competition from consumer credit companies that offer consumer information solutions to help their customers make credit decisions regarding small businesses. Consumer information companies are expanding their operations more broadly into aspects of the business information space. While their presence is currently small in the business information market, given the size of the consumer market in which they operate, they have scale advantages in terms of scope of operations and size of relationship with customers, which they can potentially leverage to an advantage.

Our ability to continue to compete effectively will be based upon a number of factors, including our ability to:

•
Communicate and demonstrate to our customers the value of our products and services based upon our proprietary DUNS numbering classification system and predictive insights and, as a result, improve customer satisfaction;

•	Maintain and develop proprietary information and solutions such as predictive analytics (e.g., scoring), and sources of data not publicly available, such as detailed trade data;

•	Demonstrate and deliver value through our decision-making tools and integration capabilities;

•	Leverage our brand perception and the value of our D&B Worldwide Network;

•	Obtain and deliver reliable and high-quality business and professional contact information through various media and distribution channels in formats tailored to customer requirements;

•	Maintain an effective information technology infrastructure to support product and solution delivery as customer needs and preferences change and competitors offer more sophisticated products;

•	Attract and retain a high-performance workforce;

•	Enhance our existing products and services, and introduce new products and services;

•	Enter new customer markets;

•	Operate within any changing regulatory schemes or with restrictions imposed by foreign governments that favor local competitors; and

•
Improve our international business model and data quality through the successful relationship with members of our D&B Worldwide Network and through potentially undertaking acquisitions or entering into joint ventures, partnership arrangements or similar relationships.

Our business performance might not be sufficient for us to meet the full-year financial guidance that we provide publicly.
We provide full-year financial guidance to the public which is based upon our assumptions regarding our expected financial performance. This includes, for example, assumptions regarding our ability to grow core revenue and operating income, and to achieve desired tax rates and to generate free cash flow. We believe our financial guidance provides investors and analysts with a better understanding of our view of our near-term financial performance. Such financial guidance may not always be accurate, due to our inability to meet the assumptions we make and the impact on our financial performance that could occur as a result of the various risks and uncertainties to our business as set forth in these risk factors and in our public filings with the SEC or otherwise. If we fail to meet the full-year financial guidance that we provide or if we find it necessary to revise such guidance as we conduct our operations throughout the year, the market value of our common stock or other securities could be materially adversely affected.
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
The reliability of our solutions is dependent upon the integrity of the data in our global database. We have in the past been subject to customer and third-party complaints and lawsuits regarding our data, which have occasionally been resolved by the payment of money damages. A failure in the integrity of our database, whether inadvertently or through the actions of a third party, which may be on the rise, could harm us by exposing us to customer or third-party claims or by causing a loss of customer confidence in our solutions. We may experience an increase in risks to the integrity of our database as we move toward real time data feeds, including those from social media sources. We plan to continue to invest in our database to improve and maintain the quality, timeliness and coverage of the data contained therein if we are to maintain our competitive positioning in the marketplace.
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
Our brand and its attributes are key assets of the Company. Our ability to attract and retain customers is highly dependent upon the external perceptions of our level of data quality, effective provision of services, business practices, including actions of our employees, third-party providers, members of the D&B Worldwide Network and other brand licensees, that are not consistent with D&B's policies and standards, and overall financial condition. Negative perceptions or publicity regarding these matters could damage our reputation with customers and the public, which could make it difficult for us to attract and maintain customers. Adverse developments with respect to our industry may also, by association, negatively impact our reputation, or result in higher regulatory or legislative scrutiny. Although we monitor developments for areas of potential risk to our reputation and brand, negative perceptions or publicity could have a material adverse effect on our business and financial results.

We rely on annual contract renewals for a substantial part of our revenue, and our quarterly results may be significantly impacted by the timing of these renewals, including from various government institutions, a shift in product mix that results in a change in the timing of revenue recognition or a significant decrease in government spending.
We derive a substantial portion of our revenue from annual customer contracts, including from various government institutions. If we are unable to renew a significant number of these contracts, our revenue and results of operations would be negatively impacted. In addition, our results of operations from period-to-period may vary due to the timing of customer contract renewals or a change in our sales practices. As contracts are renewed, we have experienced, and may continue to experience, a shift in product mix underlying such contracts. This could result in the deferral of increased amounts of revenue into future periods as a larger portion of revenue is recognized over the term of our contracts rather than up front at contract signing or the acceleration of deferred revenue into an earlier reporting period. Although this may cause our financial results from period-to-period to vary substantially, such change in revenue recognition would not change the total revenue recognized over the life of our contracts. A reduction in government spending on our products could, however, have a material adverse impact on our business. We derive a portion of our revenue from direct and indirect sales to U.S., state, local and foreign governments and their respective agencies and our competitors are increasingly targeting such governmental agencies as potential customers. Such contracts are subject to various procurement laws and regulations, and contract provisions in our government contracts could result in the imposition of various civil and criminal penalties, termination of contracts, forfeiture of profits, suspension of payments, or suspension of future government contracting. In addition, governments continue to struggle with sustained debt and social obligations, and efforts to balance government deficits could result in lower spending by the government with D&B. If we were to lose one or more government customers to our competitors, or our government contracts are not renewed or are terminated, or we are suspended from government work, or our ability to compete for new contracts is adversely affected, our business would suffer.

We may be adversely affected by the global economic environment and the evolving standards of emerging markets in which we operate.
We operate in both emerging and mature global markets. As a result of the macro-economic challenges currently affecting the economy of the U.S., Europe, and other parts of the world, our customers or vendors may experience problems with their earnings, cash flow, or both. This may cause our customers to delay, cancel or significantly decrease their purchases from us, and we may experience delays in payment or their inability to pay amounts owed to us. Tepid economic growth is also intensifying the competitive pressures in our business categories including increasing price pressure. In addition, our vendors may substantially increase their prices to us and without notice. Any such change in the behavior of our customers or vendors may materially adversely affect our earnings and cash flow. In addition, as we continue to compete in a greater number of emerging markets, potential customers may show a significant preference to local vendors. Our ability to compete in emerging markets depends on our ability to provide products in a manner that is sufficiently flexible to meet local needs, and to continue to undertake technological advances in local markets in a cost effective manner, utilizing local labor forces. If economic conditions in the U.S. and other key markets deteriorate further or do not show improvement, or we are not able to successfully compete in emerging markets, we may experience material adverse impacts to our business, operating results, and/or access to credit markets.

Changes in the legislative, regulatory and commercial environments in which we operate could adversely impact our ability to collect, compile, store, use and publish data and could impact our financial results.
Certain types of information we collect, compile, store, use and publish are subject to regulation by governmental authorities in various jurisdictions in which we operate, particularly in our international markets. There is increasing awareness and concern among the general public, governmental bodies, and others regarding marketing and privacy matters, particularly as they relate to individual privacy interests and the ubiquity of the Internet. These concerns may result in new or amended laws and regulations that could adversely impact our business. Future laws and regulations, such as proposed legislation in China regarding commercial credit agencies, or with respect to the collection, compilation, storage, use and publication of information, and adverse publicity or litigation concerning the commercial use of such information could result in limitations being imposed on our operations, increased compliance or litigation costs and/or loss of revenue, which could have a material adverse effect on our business and financial results.
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
Governmental agencies and commercial entities from whom we acquire data may seek to increase the costs we must pay to acquire, use and/or redistribute such data. In addition, as more federal, state, and foreign governments continue to struggle with significant fiscal pressure, we may be faced with changes to tax laws that could have immediate negative consequences to our business. While we would seek to pass along any such price increases or tax impacts to our customers or provide alternative services, there is no guarantee that we would be able to do so, given competitive pressures or other considerations. Should our proportion of multi-year contracts increase, our risk of having to incur such additional costs further increases. Any such price increases or alternative services may result in reduced usage by our customers and/or loss of market share, which could have a material adverse effect on our business and financial results. In addition, governmental agencies may seek to limit or restrict access to data and information that are currently publicly available, which could have a material adverse impact on our business.

Acquisitions, joint ventures or similar strategic relationships may disrupt or otherwise have a material adverse effect on our business and financial results.
As part of our strategy, we may seek to acquire other complementary businesses, products and technologies or enter into joint ventures or similar strategic relationships. These transactions are subject to the following risks:

•	Acquisitions, joint ventures or similar relationships may cause a disruption in our ongoing business, distract our management and make it difficult to maintain our standards, controls and procedures;

•	We may not be able to integrate successfully the services, content, including data, products and personnel of any such transaction into our operations;

•	We may not derive the revenue improvements, cost savings and other intended benefits of any such transaction; and

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
Our success depends in part on our various international businesses. For the three years ended December 31, 2013, 2012 and 2011, our businesses outside of North America accounted for 26%, 26% and 29% of total revenue, respectively. Our international businesses are subject to many of the same challenges as our domestic business, as well as the following:

•
Our competition is primarily local, and our customers may have greater loyalty to our local competitors which may have a competitive advantage because they are not restricted by U.S. and international laws with which we require our international businesses to comply, such as the FCPA;

•
While our services have not usually been regulated, governments, particularly in emerging market areas, may adopt legislation or regulations, or we may learn that our current methods of operation violate existing legislation or regulations, governing the collection, compilation, storage, use and/or publication of the kinds of information we collect, compile, store, use and publish, which could bar or impede our ability to operate and this could adversely impact our business;

•	Credit insurance is a significant credit risk mitigation tool in certain international markets that may reduce the demand for our Risk Management Solutions; and

•	In some markets, key data elements are generally available from public-sector sources, thus reducing a customer's need to purchase that data from us.
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
Our international strategy includes leveraging our D&B Worldwide Network to improve our data quality. We form and manage strategic relationships to create a competitive advantage for us over the long term; however, these strategic relationships may not be successful or may be subject to ownership change.

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
We may not be able to attract and retain qualified personnel, which could impact the quality of our performance and customer satisfaction.
Our success and financial results depend in part on our continuing ability to attract, retain and motivate highly qualified personnel at all levels and to appropriately use the time and resources of such individuals. Competition for these individuals is intense, and we may not be able to retain our key personnel, or attract, assimilate or retain other highly-qualified individuals in the future. We have from time-to-time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees who have appropriate qualifications.

Our retirement and post retirement pension plans are subject to financial market risks that could adversely affect our future results of operations and cash flow.
We have significant retirement and post retirement pension plan assets and funding obligations. The performance of the financial and capital markets impacts our plan expenses and funding obligations. Significant decreases in market interest rates, decreases in the fair value of plan assets and investment losses on plan assets will increase our funding obligations, and adversely impact our results of operations and cash flows.

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
Our corporate office is located at 103 JFK Parkway, Short Hills, New Jersey 07078, in a 123,000 square-foot property that we lease. We renewed our lease on this property in 2011 for a term of eight years, with two five-year renewal options. This property also serves as the executive offices of our North America segment.
Our other properties are geographically distributed to meet sales and operating requirements worldwide. We generally consider these properties to be both suitable and adequate to meet current operating requirements. As of December 31, 2013, the most important of these other properties include the following sites:

•	A 178,330 square-foot leased office building in Center Valley, Pennsylvania, which houses various sales, finance, fulfillment and data acquisition groups;

•
A 148,649 square-foot office building that we own in Parsippany, New Jersey, housing groups from North American sales, marketing and technology (approximately one-third of this building is leased to a third party);

•	A 79,060 square-foot leased space in Marlow, England, which houses our U.K. business, International technology and certain other International groups;

•	A 75,735 square-foot leased office building in Austin, Texas, housing technology development, certain product development and sales operations;

•	A 59,570 square-foot leased office space in Melbourne, Australia, housing our Australian sales, marketing, debt collection services and technology groups; and

•	A 47,782 square-foot leased space in Dublin, Ireland, housing technology development, data operations and sales operations groups.
In addition to the above locations, we also conduct operations in other offices across the globe, most of which are leased.

Item 3.	Legal Proceedings
Information in response to this Item is included in Part II, Item 8. “Note 13. Contingencies” and is incorporated by reference into Part I of this Annual Report on Form 10-K.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange and trades under the symbol DNB. We had 1,893 shareholders of record as of December 31, 2013.
The following table summarizes the high and low sales prices for our common stock, as reported in the periods shown:

	2013		2012
	High	Low	High	Low
First Quarter	$85.28	$78.17	$86.50	$75.17
Second Quarter	$99.62	$82.75	$85.50	$63.34
Third Quarter	$107.91	$98.00	$84.36	$68.62
Fourth Quarter	$123.42	$100.35	$83.68	$73.21
We paid quarterly dividends to our shareholders totaling $62.5 million, $69.0 million and $70.4 million during the years ended December 31, 2013, 2012 and 2011, respectively. In February 2014, we declared a dividend of $0.44 per share for the first quarter of 2014. This cash dividend will be payable on March 12, 2014 to shareholders of record at the close of business on February 25, 2014.
Issuer Purchases of Equity Securities
The following table provides information about purchases made by us or on our behalf during the quarter ended December 31, 2013 of shares of equity that are registered pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (a)(b)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)(b)	Maximum Number of Currently Authorized Shares That May Yet Be Purchased Under the Plans or Programs (a)	Approximate Dollar Value of Currently Authorized Shares That May Yet Be Purchased Under the Plans or Programs (b)
	(Dollar amounts in millions, except share data)
October 1 - 31, 2013	228,373	$105.00	228,373	—	$—
November 1 - 30, 2013	215,213	$111.48	215,213	—	$—
December 1 - 31, 2013	119,600	$117.03	119,600	—	$—
	563,186	$110.03	563,186	2,858,834	$165.0

(a)
In May 2010, our Board of Directors approved a new four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Plan. This program commenced in October 2010 and expires in October 2014. The maximum number of shares authorized for repurchase under this program is 5,000,000 shares, of which 2,141,166 shares had been repurchased as of December 31, 2013. During the three months ended December 31, 2013, we repurchased 63,599 shares of common stock for $7.0 million under this program.

(b)
In August 2012, our Board of Directors approved a $500 million increase to our then-existing $500 million share repurchase program, for a total program authorization of $1 billion. The then-existing $500 million share repurchase program was approved by our Board of Directors in October 2011 and commenced in November 2011 upon completion of the previous $200 million share repurchase program. We anticipate that the program will be completed around the middle of 2014. During the three months ended December 31, 2013, we repurchased 499,587 shares of common stock for $54.9 million.

FINANCIAL PERFORMANCE COMPARISON GRAPH*
SINCE DECEMBER 31, 2008
In accordance with SEC rules, the graph below compares the Company’s cumulative total shareholder return against the cumulative total return of the Standard & Poor’s 500 Index and a published industry index starting on December 31, 2008. Our past performance may not be indicative of future performance.

As an industry index, the Company chose the S&P 500 Commercial & Professional Services Index, a subset of the S&P 500 Index that includes companies that provide business-to-business services.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
AMONG D&B, S&P 500 INDEX AND THE S&P 500 COMMERCIAL &
PROFESSIONAL SERVICES INDEX

*	Assumes $100 invested on December 31, 2008, and reinvestment of dividends.

 Item 6.      Selected Financial Data

	For the Years Ended December 31,
	2013	2012	2011	2010	2009
	(Amounts in millions, except per share data)
Results of Operations:
Revenue	$1,655.2	$1,663.0	$1,758.5	$1,676.6	$1,687.0
Costs and Expenses	1,218.1	1,230.9	1,333.7	1,267.5	1,222.5
Operating Income (1)	437.1	432.1	424.8	409.1	464.5
Non-Operating Income (Expense) - Net (2)	(41.1)	(53.8)	(56.7)	(21.2)	(32.0)
Income Before Provision for Income Taxes and Equity in Net Income of Affiliates	396.0	378.3	368.1	387.9	432.5
Provision for Income Taxes (3)	135.5	83.1	109.2	137.9	112.1
Equity in Net Income of Affiliates	1.6	1.3	1.3	0.9	1.6
Net Income	262.1	296.5	260.2	250.9	322.0
Less: Net (Income) Loss Attributable to the Noncontrolling Interest	(3.6)	(1.0)	0.1	1.2	(2.6)
Net Income Attributable to D&B	$258.5	$295.5	$260.3	$252.1	$319.4

Basic Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$6.61	$6.47	$5.31	$5.03	$6.06

Diluted Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$6.54	$6.43	$5.28	$4.98	$5.99

Other Data:
Weighted Average Number of Shares Outstanding - Basic	39.1	45.6	48.9	49.9	52.3
Weighted Average Number of Shares - Diluted	39.5	46.0	49.3	50.4	52.9

Cash Dividends Paid per Common Share	$1.60	$1.52	$1.44	$1.40	$1.36
Cash Dividends Declared per Common Share	$1.60	$1.52	$1.44	$1.40	$1.36
Other Comprehensive Income, Net of Tax:
Net Income (from above)	$262.1	$296.5	$260.2	$250.9	$322.0
Foreign Currency Translation Adjustments, no Tax Impact	(35.6)	17.1	(7.5)	(0.3)	43.2
Defined Benefit Pension Plans:
Prior Service Costs, Net of Tax Income (Expense) (4)	(5.6)	(6.4)	(5.8)	0.9	18.1
Net Actuarial Gain (Loss), Net of Tax Income (Expense) (5)	154.4	(56.2)	(116.6)	(1.4)	(28.5)
Derivative Financial Instruments, Net of Tax Income (Expense) (6)	—	0.1	3.0	—	0.5
Comprehensive Income, Net of Tax	375.3	251.1	133.3	250.1	355.3
Less: Comprehensive Income (Loss) Attributable to the Noncontrolling Interest	(3.5)	(1.0)	1.4	0.8	(2.9)
Comprehensive Income Attributable to D&B	$371.8	$250.1	$134.7	$250.9	$352.4

Balance Sheet:
Total Assets	$1,890.3	$1,991.8	$1,977.1	$1,919.5	$1,763.4
Long-Term Debt	$1,516.0	$1,290.7	$963.9	$972.0	$961.8
Total D&B Shareholders' Equity (Deficit)	$(1,048.4)	$(1,017.4)	$(743.9)	$(677.6)	$(769.0)
Noncontrolling Interest	$6.1	$3.1	$3.7	$8.8	$11.7
Total Equity (Deficit)	$(1,042.3)	$(1,014.3)	$(740.2)	$(668.8)	$(757.3)

(1)    Non-core gains and (charges) (a) included in Operating Income:

	For the Years Ended December 31,
Gain (Charge):	2013	2012	2011	2010	2009
Restructuring Charges	$(13.9)	$(29.4)	$(22.1)	$(14.8)	$(23.1)
Legal and Other Professional Fees and Shut-Down Costs Related to Matters in China	$(7.4)	$(15.6)	$—	$—	$—
Impairments Related to Matters in China	$—	$(12.9)	$—	$—	$—
Impairment of Assets	$(33.3)	$—	$(3.3)	$(20.4)	$(3.0)
Strategic Technology Investment or MaxCV	$—	$(30.3)	$(44.8)	$(36.5)	$—
Settlement of Legacy Pension Obligation	$—	$—	$(5.1)	$—	$—

(a)	See Item 7. included in this Annual Report on Form 10-K for definition of non-core gains and (charges).

(2)	Non-core gains and (charges) (a) included in Non-Operating Income (Expense) – Net:

	For the Years Ended December 31,
Gain (Charge):	2013	2012	2011	2010	2009
Effect of Legacy Tax Matters	$0.8	$(14.8)	$(7.1)	$(0.4)	$1.0
Gain (Loss) on Sale of Businesses	$—	$6.1	$—	$—	$—
Strategic Technology Investment or MaxCV	$—	$—	$—	$0.3	$—
Gain on Disposal of North American Self Awareness Solutions business	$—	$—	$—	$23.1	$—
Gain (Loss) on Sale of Investment	$—	$—	$(11.4)	$—	$—
One-Time Gain on Hedge of Purchase Price of Australian Acquisition	$—	$—	$—	$3.4	$—
Settlement of Legacy Tax Matter Arbitration	$—	$—	$—	$—	$4.1
Gain on Disposal of Italian Domestic Business	$—	$—	$—	$—	$6.5

(a)	See Item 7. included in this Annual Report on Form 10-K for definition of non-core gains and (charges).

(3)	Non-core gains and (charges) (a) included in Provision for Income Taxes:

	For the Years Ended December 31,
Tax Benefit (Cost):	2013	2012	2011	2010	2009
Restructuring Charges	$3.6	$10.7	$7.9	$5.2	$8.4
Legal and Other Professional Fees and Shut-Down Costs Related to Matters in China	$2.8	$5.2	$—	$—	$—
Gain (Loss) on Sale of Businesses	$—	$5.1	$—	$—	$—
Impairment of Assets	$6.2	$—	$1.2	$7.6	$1.2
Strategic Technology Investment or MaxCV	$—	$9.5	$10.5	$8.3	$—
Settlement of Legacy Pension Obligation	$—	$—	$1.9	$—	$—
Gain (Loss) on Investment	$—	$—	$3.5	$—	$—
Tax Benefit on a Loss on the Tax Basis of a Legal Entity	$—	$15.4	$8.5	$—	$—
Gain on Disposal of North American Self Awareness Solutions Business	$—	$—	$—	$(9.0)	$—
One-Time Gain on Hedge of Purchase Price of Australian Acquisition	$—	$—	$—	$(1.3)	$—
Reduction of a Deferred Tax Asset Resulting from the Healthcare Act of 2010	$—	$—	$—	$(13.0)	$—
Effect of Legacy Tax Matters	$(0.8)	$27.8	$12.0	$13.3	$(1.0)
Settlement of Legacy Tax Matter Arbitration	$—	$—	$—	$—	$(3.1)
Benefits Derived From Worldwide Legal Entity Simplification	$—	$—	$—	$—	$36.2
Gain on Disposal of Italian Domestic Business	$—	$—	$—	$—	$3.5

(a)	See Item 7. included in this Annual Report on Form 10-K for definition of non-core gains and (charges).

(4)	Net of Tax Income (Expense) of $3.3 million, $3.1 million, $3.8 million, $(7.8) million and $(4.0) million during the years ended December 31, 2013, 2012, 2011, 2010 and 2009, respectively.

(5)	Net of Tax Income (Expense) of $(91.7) million, $27.2 million, $76.6 million, $15.2 million and $6.3 million during the years ended December 31, 2013, 2012, 2011, 2010 and 2009, respectively.
(6) Net of Tax Income (Expense) of $(1.9) million for the year ended December 31, 2012. No tax impact for the years ended December 31, 2013, 2011, 2010 or 2009.

Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations
How We Manage Our Business
For internal management purposes, we refer to “core revenue,” which we calculate as total operating revenue less the revenue of divested and other businesses. Core revenue is used to manage and evaluate the performance of our segments and to allocate resources because this measure provides an indication of the underlying changes in revenue in a single performance measure. Core revenue does not include reported revenue of divested and other businesses since they are not included in future revenue. There were no divestitures during the year ended December 31, 2013.
During the year ended December 31, 2012, we completed (a) the sale of: (i) the domestic portion of our Japanese operations to Tokyo Shoko Research Ltd. (“TSR Ltd.”); (ii) our market research business in China, consisting of two joint venture companies; and (iii) a research and advisory services business in India; and (b) the shut-down of our Shanghai Roadway D&B Marketing Service Co. Ltd. (“Roadway”) business. These businesses have been classified as “Divested and Other Businesses.” These Divested and Other Businesses contributed 10% and 39% to our Asia Pacific total revenue for the years ended December 31, 2012 and 2011, respectively. See Note 14 and Note 17 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further detail.
During the year ended December 31, 2012, we also completed the sale of: (i) AllBusiness.com, Inc.; (ii) Purisma Incorporated; and (iii) a small supply management company. These businesses have been classified as “Divested and Other Businesses.” These Divested and Other Businesses contributed 1% to our North America total revenue for the year ended December 31, 2011. See Note 14 and Note 17 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further detail.
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
We evaluate the performance of our business segments based on segment revenue growth before the effects of foreign exchange, and segment operating income growth before certain types of gains and charges that we consider do not reflect our underlying business performance. Specifically, for management reporting purposes, we evaluate business segment performance “before non-core gains and charges” because such charges are not a component of our ongoing income or expenses and/or may have a disproportionate positive or negative impact on the results of our ongoing underlying business operations. A recurring component of non-core gains and charges are our restructuring charges, which we believe do not reflect our underlying business performance. Such charges are variable from period-to-period based upon actions identified and taken during each period. Management reviews operating results before such non-core gains and charges on a monthly basis and establishes internal budgets and forecasts based upon such measures. Management further establishes annual and long-term compensation such as salaries, target cash bonuses and target equity compensation amounts based on performance before non-core gains and charges and a significant percentage weight is placed upon performance before non-core gains and charges in determining whether performance objectives have been achieved. Management believes that by eliminating non-core gains and charges from such financial measures, and by being overt to shareholders about the results of our operations excluding such charges, business leaders are provided incentives to recommend and execute actions that are in the best long-term interests of our shareholders, rather than being influenced by the potential impact a charge in a particular period could have on their compensation. See Note 14 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for financial information regarding our segments.
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
Free cash flow should not be considered as a substitute measure for, or superior to, net cash flows provided by operating activities, investing activities or financing activities. Therefore, we believe it is important to view free cash flow as a complement to the consolidated statements of cash flows.
In addition, we evaluate our North America Risk Management Solutions based on two metrics: (1) “subscription,” and “non-subscription,” and (2) “DNBi®” and “non-DNBi.” We define “subscription” as contracts that allow customers’ unlimited use. In these instances, we recognize revenue ratably over the term of the contract, which is generally one year and “non-subscription” as all other revenue streams. We define “DNBi” as our interactive, online application that offers customers a subscription based real time access to our most complete and up-to-date global information, comprehensive monitoring and portfolio analysis and “non-DNBi” as all other revenue streams. Management believes these measures provide further insight into our performance and growth of our North America Risk Management Solutions revenue.
Effective January 1, 2013, we began managing and reporting our North America Risk Management Solutions business as:

•
DNBi subscription plans - interactive, online application that offers customers a subscription based real time access to our most complete and up-to-date global information, comprehensive monitoring and portfolio analysis. DNBi subscription plans are contracts that allow customers' unlimited use. In these instances, we recognize revenue ratably over the term of the contract;

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

Management believes that these measures provide further insight into our performance and the growth of our North America Risk Management Solutions revenue. Therefore, we no longer report our Risk Management Solutions business on a traditional, value-added and supply management solutions basis for any segment.

Within our North America Sales & Marketing Solutions, we monitor the performance of our “Traditional” products and our “Value-Added” products.

Our Traditional Sales & Marketing Solutions generally consist of our marketing lists and labels used by customers in their direct mail and marketing activities, our education business and our electronic licensing solutions. Effective January 1, 2013, we began managing and reporting our Internet business as part of our Traditional Sales & Marketing Solutions set. Our Internet business provides highly organized, efficient and easy-to-use products that address the online sales and marketing needs of professionals and businesses, including information on companies, industries and executives.

Our Value-Added Sales & Marketing Solutions generally include decision-making and customer information management solutions, including data management solutions like D&B Optimizer™ (which transforms our customers' prospects and data into up-to-date, accurate and actionable commercial insight) and products introduced as part of our Data-as-a-Service (or “DaaS”) Strategy, which integrates our data directly into the applications and platforms that our customers use every day. Customer Relationship Management (“CRM”) was our first area of focus, with D&B360®, which helps CRM customers manage their data, increase sales and improve customer engagement. In addition, we have a strategic alliance with Salesforce.com with respect to Salesforce’s Data.com product. This product combines our business data with Salesforce’s contact data directly into their CRM application. The vision for DaaS is to make D&B's data available wherever and whenever our customers need it, thereby powering more effective business processes.

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
Overview
On January 1, 2012, we began managing and reporting our business through the following three segments (all prior periods had been reclassified to reflect the new segment structure):

•	North America (which consists of our operations in the U.S. and Canada);

•	Asia Pacific (which primarily consists of our operations in Australia, Greater China, India and Asia Pacific Worldwide Network); and

•	Europe and Other International Markets (which primarily consists of our operations in the U.K., the Netherlands, Belgium, Latin America and European Worldwide Network).
During 2011, we managed and reported our business globally through the following three segments:

•	North America (which consisted of our operations in the U.S. and Canada);

•	Asia Pacific (which primarily consisted of our operations in Australia, Japan, Greater China and India); and

•	Europe and Other International Markets (which primarily consisted of our operations in the U.K., the Netherlands, Belgium, Latin America and our total Worldwide Network).
The financial statements of our subsidiaries outside North America reflect a fiscal year ended November 30 to facilitate the timely reporting of our consolidated financial results and consolidated financial position.
The following table presents the contribution by segment to total revenue and core revenue:

	For the Years Ended December 31,
	2013	2012	2011
Total Revenue:
North America	74%	74%	71%
Asia Pacific	11%	12%	15%
Europe and Other International Markets	15%	14%	14%
Core Revenue:
North America	74%	74%	75%
Asia Pacific	11%	11%	10%
Europe and Other International Markets	15%	15%	15%

The following table presents contributions by customer solution set to total revenue and core revenue:

	For the Years Ended December 31,
	2013	2012	2011
Total Revenue by Customer Solution Set (1):
Risk Management Solutions	63%	63%	61%
Sales & Marketing Solutions	37%	36%	33%
Core Revenue by Customer Solution Set:
Risk Management Solutions	63%	64%	65%
Sales & Marketing Solutions	37%	36%	35%

(1)
Our Divested and Other Businesses contributed 1% and 6% to our total consolidated revenue for each of the years ended December 31, 2012 and 2011, respectively. See Note 14 and Note 17 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further detail.

Our customer solution sets are discussed in greater detail in “Item 1. Business” of this Annual Report on Form 10-K.
Critical Accounting Policies and Estimates
In preparing our consolidated financial statements and accounting for the underlying transactions and balances reflected therein, we have applied the significant accounting policies described in Note 1 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K. Of those policies, we consider the policies described below to be critical because they are both most important to the portrayal of our financial condition and results, and they require management’s subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We base our estimates on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.
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
Pension and Postretirement Benefit Obligations
Through June 30, 2007, we offered to substantially all of our U.S.-based employees coverage under a defined benefit plan called The Dun & Bradstreet Corporation Retirement Account (“U.S. Qualified Plan”). The U.S. Qualified Plan covered active and retired employees. The benefits to be paid upon retirement are based on a percentage of the employee’s annual compensation. The percentage of compensation allocated annually to a retirement account ranged from 3% to 12.5% based on age and service. Amounts allocated under the U.S. Qualified Plan also receive interest credits based on the 30-year Treasury rate or equivalent rate published by the Internal Revenue Service. Pension costs are determined actuarially and funded in accordance with the Internal Revenue Code. During 2010, in conjunction with a determination letter review, we updated certain portions of the U.S. Qualified Plan’s cash balance pay credit scale, along with the minimum interest crediting rate, retroactive to January 1, 1997, to ensure that the plan complies with the accrual rules in the Internal Revenue Code. We received a favorable determination letter for the U.S. Qualified Plan in October 2010 in conjunction with these changes.

We also maintain supplemental and excess plans in the United States (“U.S. Non-Qualified Plans”) to provide additional retirement benefits to certain key employees of the Company. These plans are unfunded, pay-as-you-go plans. The U.S. Qualified Plan and the U.S. Non-Qualified Plans account for approximately 70% and 14% of our pension obligation, respectively, at December 31, 2013. Effective June 30, 2007, we amended the U.S. Qualified Plan and one of the U.S. Non-Qualified Plans, known as the U.S. Pension Benefit Equalization Plan (“PBEP”). Any pension benefit that had been accrued through such date under the two plans was “frozen” at its then current value and no additional benefits, other than interest on such amounts, will accrue under the U.S. Qualified Plan and the PBEP. Our employees in certain of our international operations are also provided with retirement benefits through defined benefit plans, representing the remaining balance of our pension obligations.

We also provide various health care benefits for retirees. U.S. based employees, hired before January 1, 2004, who retire with 10 years of vesting service after age 45, are eligible to receive benefits. Postretirement benefit costs and obligations are determined actuarially. During the first quarter of 2010, we eliminated company-paid life insurance benefits for retirees and modified our sharing with retirees of the Retiree Drug Subsidy that we expect to receive. Effective July 1, 2010, we elected to convert the current prescription drug program for retirees over 65 to a group-based company sponsored Medicare Part D program, or Employer Group Waiver Plan (“EGWP”). Under this change, in 2013, we started to use the Part D subsidies delivered through the EGWP each year to reduce net company retiree medical costs until net company costs are completely eliminated. At that time, the Part D subsidies will be shared with retirees going forward to reduce retiree contributions.
The key assumptions used in the measurement of the pension and postretirement obligations and net periodic pension and postretirement costs are:

•	Expected long-term rate of return on pension plan assets, which is based on a target asset allocation as well as expected returns on asset categories of plan investments;

•
Discount rate, which is used to measure the present value of pension plan obligations and postretirement health care obligations. The discount rates are derived using a yield curve approach which matches projected plan benefit payment streams with bond portfolios, reflecting actual liability duration unique to our plans;

•	Rates of compensation increase and cash balance accumulation/conversion rates, which are based on an evaluation of internal plans and external market indicators; and

•	Health care cost trends, which are based on historical cost data, the near-term outlook and an assessment of likely long-term trends.
We believe that the assumptions used are appropriate, though changes in these assumptions would affect our pension and other postretirement benefit costs. The factor with the most immediate impact on the consolidated financial statements is a change in the expected long-term rate of return on pension plan assets for the U.S. Qualified Plan. For 2014, we will use an expected long-term rate of return of 7.75%. This assumption was 7.75% in each of the years 2013 and 2012, and 8.25% in 2011. The 7.75% assumption represents our best estimate of the expected long-term future investment performance of the U.S. Qualified Plan, after considering expectations for future capital market returns and the plan’s asset allocation. As of December 31, 2013, the U.S. Qualified Plan was 55% invested in publicly traded equity securities, 42% invested in debt securities and 3% invested in real estate investments. One-quarter-percentage-point increase or decrease in the long-term rate of return increases or reduces our annual operating income by approximately $3 million by increasing or reducing our net periodic pension income.
Based on factors (discussed above), the discount rate is adjusted at each remeasurement date while other assumptions are reviewed annually. Changes in the discount rate, rate of compensation increase and cash balance accumulation/conversion rates do not have a significant effect on our annual operating income primarily as a result of freezing the pension benefits related to our U.S. Qualified Plan (discussed above). The discount rate used to determine pension cost for our U.S. pension plans was 3.54%, 4.05% and 5.06% for 2013, 2012 and 2011, respectively. For 2014, we increased the discount rate to 4.44% from 3.54% for all our U.S. pension plans.
Differences between the assumptions stated above and actual experience could affect our pension and other postretirement benefit costs. When actual plan experience differs from the assumptions used, actuarial gains or losses arise. These gains and losses are aggregated and amortized generally over the average future service periods or life expectancy of plan participants to the extent that such gains or losses exceed a “corridor.” The purpose of the corridor is to reduce the volatility caused by the difference between actual experience and the pension-related assumptions noted above, on a plan-by-plan basis. For all of our pension plans, total actuarial losses that have not been recognized in our pension costs as of December 31, 2013 and 2012 were $920.3 million and $1,171.6 million, respectively, of which $703.0 million and $913.3 million, respectively, were attributable to the U.S. Qualified Plan, $95.6 million and $127.9 million, respectively, were attributable to the U.S. Non-Qualified Plans, and the remainder was attributable to the non-U.S. pension plans. See discussion in Note 10 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K. We expect to recognize a portion of such losses in our 2014 net periodic pension cost of $26.9 million, $5.3 million and $3.5 million for the U.S. Qualified Plan, U.S. Non-Qualified Plans and non-U.S. plans, respectively, compared to $32.8 million, $7.2 million and $3.8 million, respectively, in 2013. The lower amortization of actuarial loss in 2014 for the U.S. Qualified plan, which will be included in our pension cost in 2014, is primarily due to a higher discount rate and lower unrecognized actuarial loss subject to amortization in 2014 as result of the investment gains in 2013.
Differences between the expected long-term rate of return assumption and actual experience could affect our net periodic pension cost. For our pension plans, we recorded net pension periodic cost of $24.9 million, $17.7 million and $7.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. A major component of the net pension periodic cost is the expected return on plan assets, which was $94.1 million, $99.3 million and $110.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. The expected return on plan assets was determined by multiplying the expected long-term rate of return assumption by the market-related value of plan assets. The market-related value of plan assets recognizes asset gains and losses over five years to reduce the effects of short-term market fluctuations on net periodic cost. For our pension plans we recorded: (i) for the year ended December 31, 2013, a total investment gain of $178.1 million which was comprised of a gain of $156.3 million in our U.S. Qualified Plan and a gain of $21.8 million in our non-U.S. plans, (ii) for the year ended December 31, 2012, a total investment gain of $128.1 million which was comprised of a gain of $113.4 million in our U.S. Qualified Plan and a gain of $14.7 million in our non-U.S. plans; and (iii) for the year ended December 31, 2011, a total investment gain of $39.3 million which was comprised of a gain of $27.7 million in our U.S. Qualified Plan and a gain of $11.6 million in our non-U.S. plans. At January 1, 2014, the market-related value of plan assets of our U.S. Qualified Plan and the non-U.S. plans was $1,148.9 million and $242.9 million, respectively, compared with the fair value of its plan assets of $1,200.5 million and $251.2 million, respectively.
Changes in the funded status of our pension plans could result in fluctuation in our shareholders’ equity (deficit). We are required to recognize the funded status of our benefit plans as a liability or an asset, on a plan-by-plan basis with an offsetting adjustment to Accumulated Other Comprehensive Income (“AOCI”), in our shareholders’ equity (deficit), net of tax. Accordingly, the amounts recognized in equity represent unrecognized gains/losses and prior service costs. These unrecognized gains/losses and prior service costs are amortized out of equity (deficit) based on an actuarial calculation during each period. Gains/losses and prior service costs that arise during the year are recognized as a component of Other Comprehensive Income (“OCI”) which is then reflected in AOCI. As a result, we recorded net income of $148.9 million and a net loss of $62.6 million in OCI, net of applicable tax, in the years ended December 31, 2013 and 2012, respectively. The higher income in 2013 was primarily due to improved funded status driven by better asset performance in 2013 for our U.S. Qualified Plan and higher discount rate at December 31, 2013 for our U.S. Qualified Plan and U.S. Non-Qualified Plan. Net funded status for our global pension plans was a deficit of $375.9 million at December 31, 2013 compared to $653.3 million at December 31, 2012. The funded status for our U.S. Qualified Plan was a deficit of $84.8 million at December 31, 2013 compared to a deficit of $315.7 million at December 31, 2012.
For information on pension and postretirement benefit plan contribution requirements, please see “Future Liquidity-Sources and Uses of Funds-Pension Plan and Postretirement Benefit Plan Contribution Requirements.” See Note 10 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for more information regarding costs of, and assumptions for, our pension and postretirement benefit obligations and costs.
Income Taxes and Tax Contingencies
We are subject to income taxes in the U.S. and many foreign jurisdictions. In determining our consolidated provision for income taxes for financial statement purposes, we must make certain estimates and judgments. These estimates and judgments affect the calculation of certain tax liabilities and the determination of the recoverability of certain of the deferred tax assets, which arise from net operating losses and temporary differences between the tax and financial statement recognition of revenue and expense.
In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence including our past operating results, the existence of cumulative losses in the most recent years and our forecast of future taxable income. In estimating future taxable income, we develop assumptions, including the amount of future pre-tax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses.
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
Revenue Recognition
Application of the various accounting principles in GAAP related to the measurement and recognition of revenue requires us to make judgments and estimates. Specifically, complex arrangements with non-standard terms and conditions may require significant contract interpretation to determine the appropriate accounting, including whether the deliverables specified in a multiple-element arrangement should be treated as separate units of accounting. Other significant judgments include determining whether we are acting as the principal in a transaction and whether separate contracts are considered part of one arrangement. We also use judgment to assess whether collectability is reasonably assured before we recognize any revenue. We base our judgment on the creditworthiness of the customer, their historical payment experience and the market and economic conditions affecting the customer.
Total consideration in multiple-element arrangements is allocated to each deliverable based on relative selling price at the inception of the arrangements and does not change. We determine the estimated selling price for each deliverable using the selling price hierarchy (vendor-specific objective evidence of selling price, third-party evidence of selling price, and best estimated selling price). We review estimated selling prices used in this hierarchy on a quarterly basis and update as required. As a result, the allocation of total consideration in future new multiple-element arrangements with the same deliverables can change.
Goodwill and Other Indefinite-Lived Intangible Assets
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
We assess recoverability of goodwill at the reporting unit level. A reporting unit is an operating segment or a component of an operating segment which is a business and for which discrete financial information is available and reviewed by a segment manager. At December 31, 2013, our reporting units are North America, United Kingdom, Benelux, Europe Partnerships, Latin America, Greater China, Asia Partnerships, Australia and India.
We perform a two-step goodwill impairment test. In the first step, we compare the fair value of each reporting unit to its carrying value. We determine the fair value of our reporting units based on the market approach and also in certain instances use the income approach to further validate our results. Under the market approach, we estimate the fair value based on market multiples of current year earnings before interest, taxes, depreciation and amortization (“EBITDA”) for each individual reporting unit. For the market approach, we use judgment in identifying the relevant comparable-company market multiples (i.e., recent divestitures/acquisitions, facts and circumstances surrounding the market, dominance, growth rate, etc.). As of our most recent impairment analysis, the current year EBITDA multiples used to determine the individual reporting unit's fair value range from 9 to 12. For the income approach, we use projections based on management's most recent view of the long-term outlook for each reporting unit. Factors specific to each reporting unit could include revenue growth, profit margins, terminal value, capital expenditures projections, assumed tax rates, discount rates and other assumptions deemed reasonable by management. For our 2013 year-end impairment analysis, we also applied the income approach to determine fair value for certain reporting units. The discount rates used to determine the individual reporting unit's fair value range from 10% to 15%.
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
Our determination of current year EBITDA multiples are sensitive to the risk of future variances due to market conditions as well as business unit execution risks. Management assesses the relevance and reliability of the multiples by considering factors unique to its reporting units, including recent operating results, business plans, economic projections, anticipated future cash flows and other data. EBITDA multiples can also be significantly impacted by the future growth opportunities for the reporting unit as well as for the Company itself, general market and geographic sentiment and pending or recently completed merger transactions.
Consequently, if future results fall below our forward-looking projections for an extended period of time, the results of future impairment tests could indicate that impairment exists. Although we believe the multiples of current year EBITDA in our market approach make reasonable assumptions about our business, a significant increase in competition or reduction in our competitive capabilities could have a significant adverse impact on our ability to retain market share and thus on the projected values included in the market approach used to value our reporting units.
As a reasonableness check, we reconcile the estimated fair values derived in the valuations for the total Company based on the individual reporting units to our total enterprise value (calculated by multiplying the closing price of our common stock on December 31, 2013 by the number of shares outstanding at that time, adjusted for the value of the Company's debt).
At December 31, 2013, each of our reporting units had a fair value of at least 20% in excess of its carrying value.
The allocated goodwill by reportable segment is as follows:

(in millions)	Number of Reporting Units	As of December 31, 2013	As of December 31, 2012
North America	1	$265.1	$266.5
Asia Pacific	4	210.2	233.9
Europe and Other International Markets	4	113.8	110.7
		$589.1	$611.1
For indefinite-lived intangibles, other than goodwill, an impairment loss is recognized if the carrying value exceeds the fair value. The estimated fair value is determined by utilizing the expected present value of the future cash flows of the assets.
No impairment charges related to goodwill and indefinite-lived intangibles have been recognized for the fiscal years ended December 31, 2013, 2012 and 2011.
Recently Issued Accounting Standards
See Note 2 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for disclosure of the impact that recent accounting standards may have on our audited consolidated financial statements.
Results of Operations
The following discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements and should be read in conjunction with the consolidated financial statements and related notes set forth in Item 8. of this Annual Report on Form 10-K, which have been prepared in accordance with GAAP.
Consolidated Revenue
The following table presents our core and total revenue by segment:

	For the Years Ended December 31,
	2013	2012	2011
	(Amounts in millions)
Revenue:
North America	$1,233.9	$1,225.6	$1,238.1
Asia Pacific	179.3	176.8	164.8
Europe and Other International Markets	242.0	241.9	243.4
Core Revenue	1,655.2	1,644.3	1,646.3
Divested and Other Businesses	—	18.7	112.2
Total Revenue	$1,655.2	$1,663.0	$1,758.5

The following table presents our core and total revenue by customer solution set:

	For the Years Ended December 31,
	2013	2012	2011
	(Amounts in millions)
Revenue:
Risk Management Solutions	$1,046.0	$1,047.6	$1,074.5
Sales & Marketing Solutions	609.2	596.7	571.8
Core Revenue	1,655.2	1,644.3	1,646.3
Divested and Other Businesses	—	18.7	112.2
Total Revenue	$1,655.2	$1,663.0	$1,758.5
Year Ended December 31, 2013 vs. Year Ended December 31, 2012
Total revenue decreased $7.8 million, or 1% (flat before the effect of foreign exchange), for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The decrease in total revenue was driven by a decrease in Asia Pacific total revenue of $16.2 million, or 8% (5% decrease before the effect of foreign exchange), partially offset by an increase in North America total revenue of $8.3 million, or 1% (both before and after the effect of foreign exchange), and an increase in Europe and Other International Markets total revenue of $0.1 million, or flat (both before and after the effect of foreign exchange).
Asia Pacific total revenue was negatively impacted by: (a) the divestiture of: (i) the domestic portion of our Japanese operations to TSR Ltd.; (ii) our market research business in China, consisting of two joint venture companies; and (iii) a research and advisory services business in India; and (b) the shut-down of our Roadway operations, during the year ended December 31, 2012, all of which we reclassified as Divested and Other Businesses.
Core revenue, which reflects total revenue less revenue from Divested and Other Businesses, increased $10.9 million, or 1% (both before and after the effect of foreign exchange), for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The increase in core revenue is primarily attributed to:

•	Increased purchases from new and existing customers including revenue from new products (e.g., Data.com, D&B Direct, and Compliance Check); and

•	Increased spend by new and existing customers as a result of their need to integrate D&B data (e.g., Optimizer);
partially offset by:

•	The carry-over from the weak sales performance in North America in prior quarters due to the ratable nature of Risk Management Solutions revenue.
Customer Solution Sets
On a customer solution set basis, core revenue reflects:

•
A $1.6 million, or less than 1% decrease (1% increase before the effect of foreign exchange), in Risk Management Solutions. The decrease was driven by a decrease in revenue in North America of $7.4 million, or 1% (both before and after the effect of foreign exchange), and a decrease in revenue in Europe and Other International Markets of $1.2 million, or 1% (both before and after the effect of foreign exchange), partially offset by an increase in revenue in Asia Pacific of $7.0 million, or 5%, (9% increase before the effect of foreign exchange); and

•
A $12.5 million, or 2% increase (both before and after the effect of foreign exchange), in Sales & Marketing Solutions. The increase was driven by an increase in revenue in North America of $15.7 million, or 3% (both before and after the effect of foreign exchange), and an increase in revenue in Europe and Other International Markets of $1.3 million, or 3% (4% increase before the effect of foreign exchange); partially offset by a decrease in revenue in Asia Pacific of $4.5 million, or 15% (13% decrease before the effect of foreign exchange).

Year Ended December 31, 2012 vs. Year Ended December 31, 2011
Total revenue decreased $95.5 million, or 5% (both before the effect of foreign exchange), for the year ended December 31, 2012 as compared to the year ended December 31, 2011. The decrease in total revenue was primarily driven by a decrease in Asia Pacific total revenue of $72.8 million, or 27% (both before and after the effect of foreign exchange), a decrease in North

America total revenue of $21.2 million, or 2% (both before and after the effect of foreign exchange) and a decrease in Europe and Other International Markets total revenue of $1.5 million, or 1% (3% increase before the effect of foreign exchange).
Asia Pacific total revenue was negatively impacted by: (a) the divestiture of: (i) the domestic portion of our Japanese operations to TSR Ltd.; (ii) our market research business in China, consisting of two joint venture companies; and (iii) a research and advisory services business in India; and (b) the shut-down of our Roadway operations, during the year ended December 31, 2012, all of which we reclassified as Divested and Other Businesses partially offset by the acquisition of MicroMarketing.
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

partially offset by:

•	Growth in Sales & Marketing products, including Optimizer and our Data as a Service or “DaaS” offerings (e.g., D&B360);

•	An increase in revenue as a result of the acquisition of MicroMarketing, which we consolidated in the fourth quarter of 2011; and

•	Increased collections revenue in our Australia market, primarily due to recovery from the prior year's natural disasters, which slowed-down collection activity in 2011.

Customer Solution Sets
On a customer solution set basis, core revenue reflects:

•
A $26.9 million, or 3% decrease (2% decrease before the effect of foreign exchange), in Risk Management Solutions. The decrease was driven by a decrease in revenue in North America of $29.1 million, or 4% (both before and after the effect of foreign exchange), and a decrease in revenue in Europe and Other International Markets of $0.8 million, or less than 1% (4% increase before the effect of foreign exchange), partially offset by an increase in revenue in Asia Pacific of $3.0 million, or 2% (3% increase before the effect of foreign exchange); and

•
A $24.9 million, or 4% increase (5% increase before the effect of foreign exchange), in Sales & Marketing Solutions. The increase was driven by an increase in revenue in North America of $16.6 million, or 3% (both before and after the effect of foreign exchange) and an increase in revenue in Asia Pacific of $9.0 million, or 45% (52% increase before the effect of foreign exchange), partially offset by a decrease in Europe and Other International Markets of $0.7 million, or 2% (1% increase before the effect of foreign exchange).

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

On September 28, 2012, Roadway was charged in a Bill of Prosecution, along with five former employees, by the Shanghai District Prosecutor with illegally obtaining private information of Chinese citizens. On December 28, 2012, the Chinese court imposed a monetary fine on Roadway and fines and imprisonment for four former Roadway employees. A fifth former Roadway employee was separated from the case.
For the year ended December 31, 2013, we incurred $7.4 million of legal and other professional fees related to matters in China. Additionally, during the year ended December 31, 2012, we incurred $13.5 million of legal and other professional fees and $2.1 million in local shut-down costs, as well as an impairment charge of $12.9 million related to accounts receivable, intangible assets, prepaid costs and software for Roadway, an operation in our Greater China reporting unit. For the year ended December 31, 2012, the Roadway operations had $5.4 million of revenue and $14.5 million of operating loss. D&B acquired Roadway’s operations in 2009, and for 2011 Roadway accounted for approximately $22 million in revenue and $2 million in operating income.
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
Cyber-Attack on Information Technology
In 2013, we learned that we were one of several victims of a sophisticated cyber-attack.  At this time, we do not believe that the cyber-attack will have a material adverse impact on our business or financial results. It is possible, however, that this incident, or similar incidents that we have been, continue to be, or in the future may be subjected to, could have the material adverse effects on our business and financial results, as are described in our Risk Factors disclosure in Item 1A of Part I of this Annual Report on Form 10-K.
Consolidated Operating Costs
The following table presents our consolidated operating costs and operating income:

	For the Years Ended December 31,
	2013	2012	2011
	(Amounts in millions)
Operating Expenses	$550.5	$521.0	$587.1
Selling and Administrative Expenses	582.5	602.2	643.4
Depreciation and Amortization	71.2	78.3	81.1
Restructuring Charge	13.9	29.4	22.1
Operating Costs	$1,218.1	$1,230.9	$1,333.7
Operating Income	$437.1	$432.1	$424.8
Operating Expenses
Year Ended December 31, 2013 vs. Year Ended December 31, 2012
Operating expenses increased $29.5 million, or 6%, for the year ended December 31, 2013, compared to the year ended December 31, 2012. The increase was primarily due to the following:

•
Impairment charges primarily related to (i) technology and software assets that were primarily related to our data management infrastructure (data supply chain) in our North America segment. We can improve data collection through other commercially available means, as needed; and (ii) our China Trade Portal ("Portal") asset in our Asia Pacific segment resulting from lower than expected product revenue. We decided to sunset the Portal product and migrate our existing Portal customers to an enhanced version of our existing DUNS Registered Seal product;

•	Increased investments in data analytics and technology; and

•	An increase in costs for the deployment of our data supply chain, primarily in the first half of 2013;

partially offset by:

•	Costs that occurred in the prior year period which were associated with our then non-recurring Strategic Technology Investment or MaxCV; and

•	Lower costs as a result of: (a) the divestiture of the domestic portion of our Japanese operations to TSR Ltd.; and (b) the shut-down of our Roadway operations.
Year Ended December 31, 2012 vs. Year Ended December 31, 2011
Operating expenses decreased $66.1 million, or 11%, for the year ended December 31, 2012, compared to the year ended December 31, 2011. The decrease was primarily due to the following:

•
Lower costs as a result of: (a) the divestiture of (i) the domestic portion of our Japanese operations to TSR Ltd.; and (ii) our market research business in China, consisting of two joint venture companies, and (b) the shut-down of our Roadway operations; and

•	Lower compensation costs.
Selling and Administrative Expenses
Year Ended December 31, 2013 vs. Year Ended December 31, 2012
Selling and administrative expenses decreased $19.7 million, or 3%, for the year ended December 31, 2013, compared to the year ended December 31, 2012. The decrease was primarily due to the following:

•
Lower costs related to legal fees and other shut-down expenses associated with matters in China (see “Recent Developments” discussed above and in Note 13 to the consolidated financial statements in Item 8. of this Annual Report on Form 10-K); and

•	Lower costs as a result of: (a) the divestiture of the domestic portion of our Japanese operations to TSR Ltd.; and (b) the shut-down of our Roadway operations;

partially offset by:

•	Higher costs associated with sales force related investments.
Year Ended December 31, 2012 vs. Year Ended December 31, 2011
Selling and administrative expenses decreased $41.2 million, or 6%, for the year ended December 31, 2012, compared to the year ended December 31, 2011. The decrease was primarily due to the following:

•
Lower costs as a result of: (a) the divestiture of (i) the domestic portion of our Japanese operations to TSR Ltd.; and (ii) our market research business in China, consisting of two joint venture companies; and (b) the shut-down of our Roadway operations; and

•	Lower compensations costs;

partially offset by:

•
Legal fees and other shut-down expenses associated with matters in China (see “Recent Developments” discussed above and Note 13 to the consolidated financial statements in Item 8. of this Annual Report on Form 10-K).

Matters Impacting Both Operating Expenses and Selling and Administrative Expenses
Pension, Postretirement and 401(k) Plan
For our pension plans globally, we had a net pension periodic cost of $24.9 million, $17.7 million and $7.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. The increase in the pension cost was due to the following:

•
Expected return on plan assets is a major component of the net pension periodic cost. Expected return on plan assets included in annual pension expense for all global plans was $94.1 million, $99.3 million and $110.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. The expected return on plan assets was determined by multiplying the expected long-term rate of return assumption by the market-related value of plan assets. The market-related value of plan assets recognizes asset gains and losses over five years to reduce the effects of short-term market fluctuations on net periodic cost. The decrease of expected return on plan assets was primarily due to lower market-related value of plan assets driven by the asset loss incurred in 2008.

•
Actuarial loss amortization included in annual pension expense was also a major factor in driving the pension costs to fluctuate from year-to-year. Actuarial loss amortization was largely impacted by the discount rate, amortization period and plan experience. The lower the discount rate, the higher the loss amortization. Actuarial loss amortization included in annual pension expense for all global plans was $43.7 million, $35.6 million and $26.4 million for the years ended December 31, 2013, 2012 and 2011, respectively, of which $39.9 million, $33.3 million and $24.5 million were attributable to our U.S. plans for the years ended December 31, 2013, 2012 and 2011, respectively. Higher actuarial loss amortization in the U.S. plans was primarily due to lower discount rates applied to our plans at January 1, 2013 and higher actuarial losses subject to amortization. The discount rate used to measure the pension costs for our U.S. plans for the years ended December 31, 2013, 2012 and 2011 was 3.54%, 4.05% and 5.06%, respectively.

•
The increase in actuarial loss amortization was substantially offset by lower interest cost, a component of net periodic pension costs. Interest cost included in the net periodic pension costs was $70.2 million, $75.2 million and $85.0 million for the years ended December 31, 2013, 2012 and 2011, respectively, of which $58.5 million, $63.8 million and $73.0 million were attributable to our U.S. plans for the years ended December 31, 2013, 2012 and 2011, respectively. The decrease in interest cost for our U.S. plans was due to lower discount rates.

We expect that the net pension cost in 2014 will be approximately $18 million for all of our global pension plans, of which approximately $13 million and $5 million will be attributable to the U.S. plans and non-U.S. plans, respectively. This compares to a net pension cost of $24.9 million in 2013, of which $18.1 million and $6.8 million was attributable to the U.S. plans and non-U.S. plans, respectively. For our U.S. plans, the decrease in pension cost in 2014 is primarily driven by higher expected return on plan assets, a component of pension cost. Higher expected return on plan assets is primarily due to higher market-related value of plan assets. Lower actuarial losses amortization in 2014 will be substantially offset by higher interest cost, both driven by a higher discount rate. The discount rate applied to our U.S. plans at January 1, 2014 is 4.44%, a 90 basis points increase from the 3.54% discount rate used for 2013.
We had postretirement benefit income of $9.1 million, $11.0 million and $11.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. Lower income in 2013 compared to 2012 and 2011 was primarily due to lower amortization of actuarial gain and lower prior service credits. Lower amortization of prior service cost credits was because one of the major credits was in the final year of amortization and the outstanding balance was less than prior year’s amortization. The credit being fully amortized in 2013 was established in late 2009 as a result of the elimination of the company-paid retiree life insurance benefits and a change in the sharing methodology, where D&B will only share the minimum amount of subsidy required to maintain actuarial equivalence for as long as possible. This plan change was approved in December 2009 and reduced our accumulated postretirement obligation by approximately $20 million at December 31, 2009, which was amortized over four years. Lower amortization of actuarial gain was primarily due to a lower discount rate applied to our postretirement benefit plan at January 1, 2013. The discount rate used to measure the postretirement benefit costs for our postretirement benefit plan for the years ended December 31, 2013, 2012 and 2011 was 2.59%, 3.17% and 3.47%, respectively.
We expect postretirement benefit income will be approximately $1 million in 2014. Our lower income in 2014 is primarily due to lower amortization of prior service credits because one of the major credits is in the final year of amortization and the outstanding balance is less than prior year’s amortization. Effective July 1, 2010, in connection with the Health Care and Education Reconciliation Act of 2010, we converted the then current prescription drug program for retirees over 65 to a group-based company sponsored Medicare Part D program, or EGWP. Beginning in 2013, we use the Part D subsidies delivered through the EGWP each year to reduce net company retiree medical costs until net company costs are completely eliminated. At that time, the Part D subsidies will be shared with retirees going forward to reduce retiree contributions. As a result, we reduced our accumulated postretirement obligation by $21 million in the third quarter of 2010, which was amortized over approximately four years.

Both plan changes were accounted for as plan amendments under ASC 715-60-35, “Compensation-Retirement Benefits.”
We had expense associated with our 401(k) Plan of $8.5 million, $13.6 million and $15.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. The decrease in expense in 2013 from 2012 and 2011 was due to a discretionary Company contribution of $5.3 million and $7.8 million in 2012 and 2011, respectively, which did not recur in 2013.
We consider net pension cost and postretirement benefit income to be part of our compensation costs, and, therefore, they are included in operating expenses and in selling and administrative expenses, based upon the classifications of the underlying compensation costs. See the discussion of “Our Critical Accounting Policies and Estimates-Pension and Postretirement Benefit Obligations,” above, and Note 10 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K.
Stock-Based Compensation
For the years ended December 31, 2013, 2012 and 2011, we recognized total stock-based compensation expense (e.g., stock options, restricted stock, etc.) of $8.7 million, $10.6 million and $12.4 million, respectively.
For the years ended December 31, 2013, 2012 and 2011, we recognized expense associated with our stock option programs of $1.7 million, $3.8 million, and $4.1 million, respectively. The decrease for the year ended December 31, 2013 as compared to the year ended December 31, 2012 was primarily due to changes in our 2013 executive compensation program where the annual grants of stock options were replaced by grants of longer-term performance based restricted stock units. The decrease for the year ended December 31, 2012 as compared to the year ended December 31, 2011 was primarily due to a decrease in the fair value of the stock options issued over the past several years.
For the years ended December 31, 2013, 2012 and 2011, we recognized expense associated with our restricted stock units, restricted stock and restricted stock opportunity programs of $6.3 million, $6.1 million and $7.5 million, respectively. The increase for the year ended December 31, 2013 as compared to the year ended December 31, 2012 was primarily due to changes in our 2013 executive compensation program where more emphasis was placed on grants of longer-term performance based restricted stock units, offset by higher forfeitures associated with terminated employees. The decrease for the year ended December 31, 2012 as compared to the year ended December 31, 2011 was primarily due to lower expense as a result of below target performance under the restricted stock opportunity program as well as higher forfeitures associated with terminated employees.
For the years ended December 31, 2013, 2012 and 2011, we recognized expense associated with our Employee Stock Purchase Plan (“ESPP”) of $0.7 million, $0.7 million and $0.8 million, respectively.
We consider these costs to be part of our compensation costs and, therefore, they are included in operating expenses and in selling and administrative expenses, based upon the classifications of the underlying compensation costs.
Depreciation and Amortization
Depreciation and amortization decreased $7.1 million, or 9%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This decrease was primarily attributed to software assets that became fully depreciated in 2012 and the divestiture of the domestic portion of our Japanese operations to TSR Ltd.
Depreciation and amortization decreased $2.8 million, or 4%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. This decrease was primarily driven by the shut-down of our Roadway operations, the divestiture of our market research business in China, consisting of two joint venture companies and the divestiture of AllBusiness.com, Inc.

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
During the year ended December 31, 2013, we recorded a $13.9 million restructuring charge. The significant components of these charges included:

•
Severance and termination costs of $8.2 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 160 employees were impacted. Of these 160 employees, approximately 140 employees exited the Company in 2013 and approximately 20 employees will exit the Company in 2014. The cash payments for these employees will be substantially completed by the second quarter of 2014; and

•	Contract termination, lease termination obligations and other exit costs including those to consolidate or close facilities and impairments of $5.7 million.
During the year ended December 31, 2012, we recorded a $29.4 million restructuring charge. The significant components of these charges included:

•
Severance and termination costs of $17.7 million and $5.0 million in accordance with the provisions of ASC 712-10 and ASC 420-10, respectively, were recorded. Approximately 765 employees were impacted. Of these 765 employees, approximately 690 employees exited the Company in 2012 and approximately 75 employees exited the Company in 2013. The cash payments for these employees were substantially completed by the third quarter of 2013; and

•	Contract termination, lease termination obligations and other exit costs including those to consolidate or close facilities of $6.7 million.
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

•	Contract termination, lease termination obligations, other exit costs including those to consolidate or close facilities of $4.6 million.

Interest Income (Expense) – Net
The following table presents our “Interest Income (Expense) – Net:"

	For the Years Ended December 31,
	2013	2012	2011
	(Amounts in millions)
Interest Income	$1.3	$0.8	$1.5
Interest Expense	(40.7)	(39.5)	(37.0)
Interest Income (Expense) - Net	$(39.4)	$(38.7)	$(35.5)
Interest income increased $0.5 million, or 48%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The increase in interest income was primarily attributable to higher average amounts of invested cash. Interest income decreased $0.7 million, or 42%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. The decrease in interest income was primarily attributable to lower average interest rates.
Interest expense increased $1.2 million, or 3%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The increase in interest expense was primarily attributable to higher amounts of average debt outstanding. Interest expense increased $2.5 million, or 7%, for the year ended December 31, 2012 as compared to the year ended December 31, 2011. The increase in interest expense was primarily attributable to higher amounts of average debt outstanding.

Other Income (Expense) – Net
The following table presents our “Other Income (Expense) – Net:”

	For the Years Ended December 31,
	2013	2012	2011
	(Amounts in millions)
Effect of Legacy Tax Matters (a)	$0.8	$(14.8)	$(7.1)
Gain (Loss) on Sale of Businesses (b)	—	6.1	—
Loss on Investment (c)	—	—	(11.4)
Miscellaneous Other Income (Expense) - Net (d)	(2.5)	(6.4)	(2.7)
Other Income (Expense) - Net	$(1.7)	$(15.1)	$(21.2)

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

(c)	During the year ended December 31, 2011, we recorded an impairment charge related to a 2008 investment in a research and development data firm as a result of its financial condition.

(d)
Miscellaneous Other Income (Expense) - Net decreased for the year ended December 31, 2013 compared to the year ended December 31, 2012, primarily due to one-time costs of $5.8 million incurred in 2012 to accelerate the redemption of our senior notes with a face value of $400 million that were scheduled to mature on April 1, 2013, partially offset by the negative impact of foreign currency translation.

Miscellaneous Other Income (Expense) - Net increased for the year ended December 31, 2012 compared to the year ended December 31, 2011, primarily due to costs of $5.8 million incurred in 2012 to accelerate the redemption of our senior notes with a face value of $400 million that were scheduled to mature on April 1, 2013, partially offset by the positive impact of foreign currency translation.

Provision for Income Taxes

Effective Tax Rate for the Year Ended December 31, 2011	29.7%
Impact of Legacy Tax Matters	(2.9)
Impact of Loss on Investment	(1.5)
Impact of Income Earned in Jurisdictions with Lower Tax Rates	(2.2)
Other	(1.1)
Effective Tax Rate for the Year Ended December 31, 2012	22.0%
Impact of Loss on Investment (1)	5.3
Impact of Legacy Tax Matters (2)	7.3
Impact of Losses in Jurisdictions with Lower Tax Rates	1.3
Impact of Change in State Tax Rates	(1.5)
Other	(0.2)
Effective Tax Rate for the Year Ended December 31, 2013	34.2%
(1) Impact includes a non-recurring investment loss that occurred in the prior year.
(2) Impact includes a release of uncertain tax positions that occurred in the prior year.
We expect our tax rate from ongoing operations to have a beneficial impact beginning 2015 as earnings increase from operations in lower tax rate jurisdictions.

Earnings per Share
We assess if any of our share-based payment transactions are deemed participating securities prior to vesting and therefore need to be included in the earnings allocation when computing EPS under the two-class method. The two-class method requires earnings to be allocated between common shareholders and holders of participating securities. All outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be a separate class of common stock and should be included in the calculation of basic and diluted EPS. Based on a review of our stock-based awards, we have determined that only our restricted stock awards are deemed participating securities. We did not have any weighted average restricted shares outstanding for the year ended December 31, 2013. The weighted average restricted shares outstanding were 11,658 shares and 66,495 shares for the years ended December 31, 2012 and 2011, respectively.
We are required to include in our computation of diluted EPS any contingently issuable shares that have actually satisfied all the necessary conditions by the end of the reporting period or would have satisfied all necessary conditions if the end of the reporting period was the end of the performance period. Contingently issuable shares are shares that issuance is contingent upon the satisfaction of certain conditions other than just services. Beginning in 2013, we granted certain employees target awards of performance-based restricted stock units, in the form of leveraged restricted stock units or performance units. As the actual number of D&B common shares ultimately received by the employee can range from zero to 200% of the target award depending on the Company’s actual performance against pre-established market conditions or performance conditions, these awards are considered contingently issuable shares.
The following table sets forth our EPS:

	For the Years Ended December 31,
	2013	2012	2011
Basic Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$6.61	$6.47	$5.31
Diluted Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$6.54	$6.43	$5.28
For the year ended December 31, 2013, both basic EPS attributable to D&B common shareholders and diluted EPS attributable to D&B common shareholders increased 2% compared with the year ended December 31, 2012, due to a 14% reduction in the weighted average number of basic and diluted shares outstanding resulting from our total share repurchases, partially offset by a decrease of 13% in Net Income Attributable to D&B common shareholders.
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
Segment Results
On January 1, 2012, we began managing and reporting our business through the following three segments (all prior periods had been reclassified to reflect the new segment structure):

•	North America (which consists of our operations in the U.S. and Canada);

•	Asia Pacific (which primarily consists of our operations in Australia, Greater China, India and Asia Pacific Worldwide Network); and

•	Europe and Other International Markets (which primarily consists of our operations in the U.K., the Netherlands, Belgium, Latin America and European Worldwide Network).

During 2011, we managed and reported our business globally through the following three segments:

•	North America (which consisted of our operations in the U.S. and Canada);

•	Asia Pacific (which primarily consisted of our operations in Australia, Japan, Greater China and India); and

•	Europe and Other International Markets (which primarily consisted of our operations in the U.K., the Netherlands, Belgium, Latin America and our total Worldwide Network).
North America
North America is our largest segment representing 74%, 74% and 71% of our total revenue for the years ended December 31, 2013, 2012 and 2011, respectively.
There were no divestitures within this segment during the year ended December 31, 2013. During the year ended December 31, 2012, we completed the sale of: (i) AllBusiness.com, Inc.; (ii) Purisma Incorporated; and (iii) a small supply management company. See Note 14 and Note 17 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further detail.
North America represented 74%, 74% and 75% of our core revenue for the years ended December 31, 2013, 2012 and 2011, respectively.
The following table presents our North America revenue by customer solution set and North America operating income. Additionally, this table reconciles the non-GAAP measure of core revenue to the GAAP measure of total revenue:

	For the Years Ended December 31,
	2013	2012	2011
	(Amounts in millions)
Revenue:
Risk Management Solutions	$693.2	$700.6	$729.7
Sales & Marketing Solutions	540.7	525.0	508.4
North America Core Revenue	1,233.9	1,225.6	1,238.1
Divested and Other Businesses	—	—	8.7
North America Total Revenue	$1,233.9	$1,225.6	$1,246.8
Operating Income	$407.4	$480.9	$480.1
Year Ended December 31, 2013 vs. Year Ended December 31, 2012
North America Overview
North America total and core revenue increased $8.3 million, or 1% (both before and after the effect of foreign exchange), for the year ended December 31, 2013 as compared to the year ended December 31, 2012.
North America Customer Solution Sets
On a customer solution set basis, the $8.3 million increase in total and core revenue for the year ended December 31, 2013, as compared to the year ended December 31, 2012, reflects:
Risk Management Solutions
A decrease in Risk Management Solutions of $7.4 million, or 1% (both before and after the effect of foreign exchange) primarily attributable to the carry-over from the weak sales performance in prior quarters due to the ratable nature of Risk Management Solutions revenue.
DNBi Subscription Plans, which accounted for 61% of total North America Risk Management Solutions, decreased 2% (both before and after the effect of foreign exchange) primarily attributable to the carry-over from the weak sales performance in prior quarters due to the ratable nature of Risk Management Solutions revenue and lower purchases from existing customers of DNBi modules enabled by our DNBi platform, as customers’ budgets were focused towards our core DNBi products. Retention rates for our core DNBi subscription plans remain in the low 90% range with price lifts in the low single digit range, which is a slowdown from the low to mid-single price increases we experienced at the beginning of the year. In addition to competitive pressure, pricing is being impacted by our own targeted proactive offers aimed at moving customers from annual contracts to multi-year deals where future growth is built in.
Non-DNBi Subscription Plans, which accounted for 8% of total North America Risk Management Solutions, decreased 7% (both before and after the effect of foreign exchange) primarily due to weak sales performance in prior quarters as our customers remain cautious with their spending as a result of continued budgetary and competitive pressures, partially offset by a shift in product mix from our Projects and Other Risk Management Solutions to our Non-DNBi Subscription Plans.
Projects and Other Risk Management Solutions, which accounted for 31% of total North America Risk Management Solutions, increased 2% (both before and after the effect of foreign exchange), due to increased spending and usage by existing customers of our newest product offerings (e.g., D&B Direct and Compliance Check), partially offset by a shift in product mix from our Projects and Other Risk Management Solutions to our Non-DNBi Subscription Plans.
Sales & Marketing Solutions
An increase in Sales & Marketing Solutions of $15.7 million, or 3% (both before and after the effect of foreign exchange) primarily due to an increase in our Value-Added Solutions, partially offset by a decline in our Traditional Sales & Marketing Solutions.
Traditional Sales & Marketing Solutions, which accounted for 38% of total North America Sales & Marketing Solutions, decreased 5% (both before and after the effect of foreign exchange). The decrease was primarily due to:

•
Decreased revenue in our Internet business, primarily small business, due to reduced customer spend and competitive pressures. Most of the revenue is subscription based, and given the current environment, we expect this trend to continue into 2014; and

•	A shift in product mix to our Value-Added Sales & Marketing Solutions;

partially offset by:

•	Increased spending by certain customers driven by their need for additional data.
Value-Added Sales & Marketing Solutions, which accounted for 62% of total North America Sales & Marketing Solutions, increased 9% (both before and after the effect of foreign exchange). The increase was primarily due to:

•	Increased spending by new and existing customers as a result of their need to integrate D&B data (e.g. Optimizer); and

•	Growth in DaaS products (e.g., Data.com), partially due to a shift in product mix from our Traditional Sales & Marketing Solutions;
North America Operating Income

North America operating income for the year ended December 31, 2013 was $407.4 million, compared to $480.9 million for the year ended December 31, 2012, a decrease of $73.5 million, or 15%. The decrease in operating income was primarily attributable to:

•
Impairment charges primarily related to technology and software assets that were primarily related to our data management infrastructure (data supply chain) in our North America segment. We can improve data collection through other commercially available means, as needed;

•	Increased investments in data analytics and technology; and

•	An increase in costs for the deployment of our data supply chain, primarily in the first half of 2013;

partially offset by:

•	An increase in total revenue.

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
North America Customer Solution Sets
On a customer solution set basis, the $12.5 million decrease in core revenue for the year ended December 31, 2012, as compared to the year ended December 31, 2011, reflects:
Risk Management Solutions
A decrease in Risk Management Solutions of $29.1 million, or 4% (both before and after the effect of foreign exchange) primarily attributable to lower revenue from non-DNBi subscription products, projects and DNBi modules, resulting from budget constraints as customers continued to manage their spend in the then current economic climate.
DNBi Subscription Plans, which accounted for 61% of total North America Risk Management Solutions, decreased 1% (both before and after the effect of foreign exchange) primarily attributable to lower purchases from then-existing customers of DNBi modules enabled by our DNBi platform, as customers' budgets were more focused towards our core DNBi products. DNBi modules are products that provide additional functionality to the core DNBi platform and spending on these products can be discretionary. With budgets under pressure, some customers chose to stay with the core DNBi product to handle their risk management needs, putting pressure on our module sales.

Non-DNBi Subscription Plans, which accounted for 9% of total North America Risk Management Solutions, decreased 20% (both before and after the effect of foreign exchange) primarily due to customers managing their spending as a result of the economic climate.
Projects and Other Risk Management Solutions, which accounted for 30% of total North America Risk Management Solutions, decreased 4% (both before and after the effect of foreign exchange), due to lower spending and usage by existing customers, partially offset by a one-time benefit due to revenue recognition on the then-existing customer set and the allocation of revenue in new arrangements using the best estimated selling price.
Sales & Marketing Solutions
An increase in Sales & Marketing Solutions of $16.6 million, or 3% (both before and after the effect of foreign exchange) primarily due to strong performance from our Value-Added products partially offset by a decline in Traditional Sales & Marketing Solutions.
Traditional Sales & Marketing Solutions, which accounted for 41% of total North America Sales & Marketing Solutions, decreased 5% (both before and after the effect of foreign exchange). The decrease was primarily due to:

•	Our decision to stop selling certain legacy products; and

•	Decreased purchases from certain customers due to economic and budgetary pressures particularly in our education marketing business;

partially offset by:

•	Increased spending with new and existing customers.

Value-Added Sales & Marketing Solutions, which accounted for 59% of total North America Sales & Marketing Solutions, increased 10% (both before and after the effect of foreign exchange). The increase was primarily due to:

•	Growth in our products (e.g., Optimizer) and increased previous commitments primarily related to growth in our Data as a Service or “DaaS” products (e.g., D&B360);
partially offset by:

•	A one-time benefit in the prior year due to revenue recognition on the then-existing customer set and the allocation of revenue in new arrangements using the best estimated selling price.
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
Asia Pacific
Asia Pacific represented 11%, 12% and 15% of our total revenue for the years ended December 31, 2013, 2012 and 2011 respectively.
There were no divestitures within this segment during the year ended December 31, 2013. Asia Pacific total revenue was negatively impacted by: (a) the divestiture of: (i) the domestic portion of our Japanese operations to TSR Ltd.; (ii) our market research business in China, consisting of two joint venture companies; and (iii) a research and advisory services business in India; and (b) the shut-down of our Roadway operations, during the year ended December 31, 2012, all of which we reclassified as Divested and Other Businesses.
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
These Divested and Other Businesses contributed 10% and 39% to our Asia Pacific total revenue for each of the years ended December 31, 2012 and 2011, respectively. See Note 14 and Note 17 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further detail.
Asia Pacific represented 11%, 11% and 10% of our core revenue for the years ended December 31, 2013, 2012 and 2011, respectively.

The following table presents our Asia Pacific revenue by customer solution set and Asia Pacific operating income. Additionally, this table reconciles the non-GAAP measure of core revenue to the GAAP measure of total revenue:

	For the Years Ended December 31,
	2013	2012	2011
	(Amounts in millions)
Revenue:
Risk Management Solutions	$154.5	$147.5	$144.5
Sales & Marketing Solutions	24.8	29.3	20.3
Asia Pacific Core Revenue	179.3	176.8	164.8
Divested and Other Businesses	—	18.7	103.5
Asia Pacific Total Revenue	$179.3	$195.5	$268.3
Operating Income (Loss)	$19.0	$4.7	$16.8
Year Ended December 31, 2013 vs. Year Ended December 31, 2012
Asia Pacific Overview
Asia Pacific total revenue decreased $16.2 million, or 8% (5% decrease before the effect of foreign exchange), for the year ended December 31, 2013 as compared to the year ended December 31, 2012.
Asia Pacific total revenue was negatively impacted by: (a) the divestiture of: (i) the domestic portion of our Japanese operations to TSR Ltd.; (ii) our market research business in China, consisting of two joint venture companies; and (iii) a research and advisory services business in India; and (b) the shut-down of our Roadway operations, during the year ended December 31, 2012, all of which we reclassified as Divested and Other Businesses.
Asia Pacific core revenue increased $2.5 million, or 2% (5% increase before the effect of foreign exchange) for the year ended December 31, 2013, as compared to the year ended December 31, 2012.
Asia Pacific Customer Solution Sets
On a customer solution set basis, the $2.5 million increase in Asia Pacific core revenue for the year ended December 31, 2013, as compared to the year ended December 31, 2012, reflects:
Risk Management Solutions
An increase in Risk Management Solutions of $7.0 million, or 5% (9% increase before the effect of foreign exchange) primarily due to:

•	Increased usage of various risk products across most markets by new and existing customers;

•
Increased revenue from our 10-year commercial agreement, signed in February 2012, to provide TSR Ltd. with global data for its Japanese customers and to distribute TSR Ltd. data to the Worldwide Network; and

•	Increased collections revenue from services provided to the government in our Australia market;

partially offset by:

The negative impact of foreign exchange.

Sales & Marketing Solutions
A decrease in Sales & Marketing Solutions of $4.5 million, or 15% (13% decrease before the effect of foreign exchange) primarily due to:

•	Weakness in our MicroMarketing business in China due to a mild disruption related to leadership changes in our China operations; and

•	A decrease in purchases by customers of our project-oriented business in our India market, where we are sunsetting certain of our low-margin products.

Asia Pacific Operating Income

Asia Pacific operating income for the year ended December 31, 2013 was $19.0 million, compared to operating income of $4.7 million for the year ended December 31, 2012, an increase of $14.3 million. The increase was primarily due to:

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

partially offset by:

•	Increased operating expenses (i.e. compensation, data, etc.); and

•
We recorded an impairment charge related to our Portal asset resulting from lower than expected product revenue. We decided to sunset the Portal product and migrate our existing Portal customers to an enhanced version of our existing DUNS Registered Seal product.

Year Ended December 31, 2012 vs. Year Ended December 31, 2011
Asia Pacific Overview
Asia Pacific total revenue decreased $72.8 million, or 27% (both before and after the effect of foreign exchange), for the year ended December 31, 2012 as compared to the year ended December 31, 2011.
Asia Pacific total revenue was negatively impacted by (a) the divestiture of: (i) the domestic portion of our Japanese operations to TSR Ltd.; (ii) our market research business in China, consisting of two joint venture companies; and (iii) a research and advisory services business in India; and (b) the shut-down of our Roadway operations, during the year ended December 31, 2012, all of which we reclassified as Divested and Other Businesses.
Asia Pacific total revenue was positively impacted by the acquisition of MicroMarketing which contributed four percentage points of growth before the impact of foreign exchange to total Asia Pacific revenue growth during the year ended December 31, 2012.
Asia Pacific core revenue increased $12.0 million, or 7% (9% increase before the effect of foreign exchange) for the year ended December 31, 2012, as compared to the year ended December 31, 2011.
Asia Pacific Customer Solution Sets
On a customer solution set basis, the $12.0 million increase in Asia Pacific core revenue for the year ended December 31, 2012, as compared to the year ended December 31, 2011, reflects:

Risk Management Solutions
An increase in Risk Management Solutions of $3.0 million, or 2% (3% increase before the effect of foreign exchange) primarily due to:

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
Sales & Marketing Solutions
An increase in Sales & Marketing Solutions of $9.0 million, or 45% (52% increase before the effect of foreign exchange) primarily due to increased revenue as a result of the acquisition of MicroMarketing, which we consolidated in the fourth quarter of 2011.

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
Europe and Other International Markets
Europe and Other International Markets represented 15%, 14% and 14% of our total revenue for the years ended December 31, 2013, 2012 and 2011, respectively.
Europe and Other International Markets represented 15% of our core revenue for each of the years ended December 31, 2013, 2012 and 2011.
There were no divestitures within this segment during the years ended December 31, 2013, 2012 and 2011. The following table presents our Europe and Other International Markets revenue by customer solution set and Europe and Other International Markets operating income:

	For the Years Ended December 31,
	2013	2012	2011
	(Amounts in millions)
Revenue:
Risk Management Solutions	$198.3	$199.5	$200.3
Sales & Marketing Solutions	43.7	42.4	43.1
Europe and Other International Markets Total and Core Revenue	$242.0	$241.9	$243.4
Operating Income	$72.9	$68.8	$55.3

Year Ended December 31, 2013 vs. Year Ended December 31, 2012
Europe and Other International Markets Overview
Europe and Other International Markets total and core revenue increased $0.1 million (flat both before and after the effect of foreign exchange), for the year ended December 31, 2013 as compared to the year ended December 31, 2012.
Europe and Other International Markets Customer Solution Sets
On a customer solution set basis, the $0.1 million increase in Europe and Other International Markets total and core revenue for the year ended December 31, 2013, as compared to the year ended December 31, 2012, reflects:
Risk Management Solutions
A decrease in Risk Management Solutions of $1.2 million, or 1% (both before and after the effect of foreign exchange) primarily due to lower usage in our transactional products from certain customers due to economic pressures, partially offset by year-over-year growth in our core DNBi subscription plans.
Sales & Marketing Solutions
An increase in Sales & Marketing Solutions of $1.3 million, or 3% (4% increase before the effect for foreign exchange) primarily due to an increase in purchases by our customers expanding their usage of data in our project-oriented business.

Europe and Other International Markets Operating Income

Europe and Other International Markets operating income for the year ended December 31, 2013 was $72.9 million, compared to $68.8 million for the year ended December 31, 2012, an increase of $4.1 million, or 6%, primarily due to lower costs as a result of our reengineering efforts.
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
Europe and Other International Markets Customer Solution Sets
On a customer solution set basis, the $1.5 million decrease in Europe and Other International Markets total and core revenue for the year ended December 31, 2012, as compared to the year ended December 31, 2011, reflects:
Risk Management Solutions
A decrease in Risk Management Solutions of $0.8 million, or flat (4% increase before the effect of foreign exchange) primarily due to:

•	The negative impact of foreign exchange;
partially offset by:

•	Increased usage of non-subscription transactional products; and

•	Year-over-year growth in our core DNBi subscription plans.
Sales & Marketing Solutions
A decrease in Sales & Marketing Solutions of $0.7 million, or 2% (1% increase before the effect for foreign exchange) primarily due to the negative impact of foreign exchange.

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
A discussion of our accounting policies for financial instruments is included in the summary of significant accounting policies in Note 1 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K, and further disclosure relating to financial instruments is included in Note 7 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K.
Interest Rate Risk Management
Our objective in managing our exposure to interest rates is to limit the impact of interest rate changes on our earnings, cash flows and financial position, and to lower our overall borrowing costs. To achieve these objectives, we maintain a policy that floating-rate debt be managed within a minimum and maximum range of our total debt exposure. To manage our exposure and limit volatility, we may use fixed-rate debt, floating-rate debt and/or interest rate swaps. We recognize all derivative instruments as either assets or liabilities at fair value in the consolidated balance sheets. As of December 31, 2013, we did not have any interest rate derivatives outstanding.
Fair Value Hedges
For interest rate derivative instruments that are designated and qualify as a fair value hedge, we assess quarterly whether the interest rate swaps are highly effective in offsetting changes in the fair value of the hedged debt. Changes in fair values of interest rate swap agreements that are designated fair-value hedges are recognized in earnings as an adjustment of “Other Income (Expense) – Net” in the consolidated statements of operations and comprehensive income. The effectiveness of the hedge is monitored on an ongoing basis for hedge accounting purposes, and if the hedge is considered ineffective, we discontinue hedge accounting prospectively.
In November 2010, we issued senior notes with a face value of $300 million that mature on November 15, 2015 (“the 2015 notes”). In November and December 2010, we entered into interest rate derivative transactions with aggregate notional amounts of $125 million. The objective of these hedges was to offset the change in fair value of the fixed rate 2015 notes attributable to changes in LIBOR. These transactions have been accounted for as fair value hedges. We have recognized the gain or loss on the derivative instruments, as well as the offsetting loss or gain on the hedged item, in “Other Income (Expense) – Net” in the consolidated statements of operations and comprehensive income.
In March 2012, in connection with our objective to manage our exposure to interest rate changes and our policy to manage our fixed and floating-interest rate debt mix, the interest rate derivatives discussed in the previous paragraph were terminated. This resulted in a gain of $0.3 million and the receipt of $5.0 million in cash on March 12, 2012, the swap termination settlement date. The gain of $0.3 million was recorded in “Other Income (Expense) – Net” in the consolidated statement of operations and comprehensive income during the year ended December 31, 2012.
Approximately $0.8 million of derivative gains offset by a $0.5 million loss on the fair value adjustment related to the hedged debt were recorded through the date of termination in the results for the three months ended March 31, 2012. The $4.9 million adjustment in the carrying amount of the hedged debt at the date of termination will be amortized as an offset to “Interest Expense” in the consolidated statements of operations and comprehensive income over the remaining term of the 2015 notes. Approximately $1.3 million of amortization was recorded from the swap termination date through December 31, 2013, resulting in a balance of $2.5 million in the consolidated balance sheet at December 31, 2013.
Approximately $5.8 million of derivative gains offset by a $5.8 million loss on the fair value adjustment related to the hedged debt were recorded for the year ended December 31, 2011.
Cash Flow Hedges
For interest rate derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the periodic hedge remeasurement gains or losses on the derivative are reported as a component of other comprehensive income ("OCI") and reclassified to earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.
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
In January 2009 and December 2008, we entered into interest rate swap agreements with aggregate notional amounts of $25 million and $75 million, respectively, and designated these interest rate swaps as cash flow hedges against variability in cash flows related to our then-existing $650 million revolving credit facility. These transactions were accounted for as cash flow hedges and, as such, changes in the fair value of the hedges were recorded in OCI. In connection with the termination of our former $650 million revolving credit facility, these interest rate derivative transactions were terminated, resulting in an acceleration of payments otherwise due under the instruments of $0.3 million on October 25, 2011, the $650 million revolving credit facility termination date, and were recorded in “Other Income (Expense) – Net” in the consolidated statement of operations and comprehensive income at December 31, 2011.
A 100 basis point increase/decrease in the weighted average interest rate on our outstanding debt subject to rate variability would result in incremental increase/decrease in annual interest expense of approximately $4.7 million and $0.9 million, respectively, at December 31, 2013.
Foreign Exchange Risk Management
We have numerous offices in various countries outside North America and conduct operations in several countries through minority equity investments and strategic relationships with local providers. Our operations outside North America generated approximately 26% of our total revenue for each of the years ended December 31, 2013 and 2012. Approximately 47% and 42% of our assets for each of the years ended December 31, 2013 and 2012, respectively, were located outside of the U.S.
Our objective in managing our exposure to foreign currency fluctuations is to reduce the volatility caused by foreign exchange rate changes on the earnings, cash flows and financial position of our international operations. We follow a policy of hedging balance sheet positions denominated in currencies other than the functional currency applicable to each of our various subsidiaries. In addition, we are subject to foreign exchange risk associated with our international earnings and net investments in our foreign subsidiaries. We use short-term, foreign exchange forward and option contracts to execute our hedging strategies. Typically, these contracts have maturities of 12 months or less. These contracts are denominated primarily in the British pound sterling, the Euro and Canadian dollar. The gains and losses on the forward contracts associated with the balance sheet positions are recorded in “Other Income (Expense) – Net” in the consolidated statements of operations and comprehensive income and are essentially offset by the losses and gains on the underlying foreign currency transactions.
As in prior years, we have hedged substantially all balance sheet positions denominated in a currency other than the functional currency applicable to each of our various subsidiaries with short-term, foreign exchange forward contracts. In addition, we may use foreign exchange option contracts to hedge certain foreign earnings streams and foreign exchange forward contracts to hedge certain net investment positions. The underlying transactions and the corresponding foreign exchange forward and option contracts are marked-to-market at the end of each quarter and the fair value impacts are reflected within the consolidated financial statements.
At December 31, 2013 and 2012, we did not have any foreign exchange options contracts outstanding. At December 31, 2013 and 2012, the notional amounts of our foreign exchange contracts were $295.4 million and $300.7 million, respectively.
Realized gains and losses associated with these contracts were $17.5 million and $24.7 million, respectively, at December 31, 2013; $20.4 million and $14.3 million, respectively, at December 31, 2012; and $17.3 million and $18.6 million, respectively, at December 31, 2011. Unrealized gains and losses associated with these contracts were less than $0.4 million and $0.4 million, respectively, at December 31, 2013; $0.1 million and $0.4 million, respectively, at December 31, 2012; and $0.7 million and $0.7 million, respectively, at December 31, 2011.
If exchange rates were to increase, on average, 10% from year-end 2013 levels, the unrealized loss on our foreign exchange forward contracts would be approximately $28.3 million, excluding the expected gain on the underlying hedged item. If exchange rates on average were to decrease 10% from year-end 2013 levels, the unrealized gain on our foreign exchange forward contracts would be approximately $28.3 million, excluding the expected loss on the underlying hedged item. However, the estimated potential gain and loss on these contracts would substantially be offset by changes in the dollar equivalent value of the underlying hedged items.
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
We believe that cash provided by operating activities, supplemented as needed with available financing arrangements, is sufficient to meet our short-term needs (12 months or less), including restructuring charges, transition costs, our capital investments, contractual obligations and contingencies (see Note 13 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K), excluding the legal matters identified in such note for which exposures cannot be estimated or are not probable. In addition, we believe that our ability to readily access the bank and capital markets for incremental financing needs will enable us to meet our continued focus on Total Shareholder Return. We have the ability to access the short-term borrowings market to supplement the seasonality in the timing of receipts in order to fund our working capital needs and share repurchases. Such borrowings would be supported by our $800 million revolving credit facility, when needed. Our future capital requirements will depend on many factors that are difficult to predict, including the size, timing and structure of any future acquisitions, future capital investments, and the ultimate resolution of issues arising from the investigations regarding potential FCPA violations in our China operations and future results of operations.
At December 31, 2013 and December 31, 2012, we had an $800 million revolving credit facility which expires in October 2016. The facility requires the maintenance of interest coverage and total debt to Earnings Before Income Taxes, Depreciation and Amortization (“EBITDA”) ratios which are defined in the credit agreement. We were in compliance with these revolving credit facility financial covenants and non-financial covenants at December 31, 2013 and December 31, 2012. At December 31, 2013 and December 31, 2012, we had $466.5 million and $240.2 million, respectively, of borrowings outstanding under this $800 million revolving credit facility.
As of December 31, 2013, $225.5 million of our $235.9 million cash and cash equivalents on the consolidated balance sheet was held by our foreign operations. While a portion of the $225.5 million foreign cash and cash equivalents balance is potentially available for remittance to the United States, we generally maintain these balances within our foreign operations since we have sufficient liquidity in the United States to satisfy our ongoing domestic funding requirements. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds. See Note 5 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for information pertaining to our income tax liabilities.
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
Cash Provided by Operating Activities

Net cash provided by operating activities was $333.3 million, $357.8 million and $312.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Year ended December 31, 2013 vs. Year Ended December 31, 2012
Net cash provided by operating activities decreased by $24.5 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. This decrease was primarily driven by:

•	Lower net income of our underlying business excluding the impact of non-cash gains and losses; and

•	Higher tax payments in 2013 as compared to prior year;
partially offset by:

•	A decrease in restructuring payments.
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
Cash Used in Investing Activities
Net cash used in investing activities was $61.6 million, $59.0 million and $73.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Year ended December 31, 2013 vs. Year Ended December 31, 2012
Net cash used in investing activities increased by $2.6 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. This increase was primarily driven by:

•
Cash settlements of our foreign currency contracts for our hedged transactions resulted in cash outflows of $7.2 million for the year ended December 31, 2013, as compared to cash inflows of $6.0 million for the year ended December 31, 2012; and

•	Lower reimbursement of proceeds related to a divested business in prior years;

partially offset by:

•
Lower spending on computer software and other intangibles associated with our then non-recurring Strategic Technology Investment or MaxCV that occurred in the prior year. Our investments in 2013 for data analytics and technology had higher operating expenses versus capital expenditures.

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

•
Cash settlements of our foreign currency contracts for our hedged transactions resulted in cash inflows of $6.0 million for the year ended December 31, 2012, as compared to cash outflows of $1.0 million for the year ended December 31, 2011; and

•
Proceeds primarily related to the sale of: (i) the domestic portion of our Japanese operations to TSR Ltd.; (ii) Purisma Incorporated; (iii) our market research business in China, consisting of two joint venture companies; (iv) AllBusiness.com, Inc.; and (v) a research and advisory services business in India. See Note 17 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further information;

partially offset by:

•	An increase in additions to computer software and other intangibles (e.g., Strategic Technology Investment or MaxCV).
Cash Used in Financing Activities
Net cash used in financing activities was $184.3 million, $235.9 million and $238.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. As set forth below, these changes primarily relate to contractual obligations, share repurchases, stock-based programs and dividends.
Contractual Obligations
Debt
In December 2012, we issued senior notes with a face value of $450 million that mature on December 1, 2017 (the “2017 notes”), bearing interest at a fixed annual rate of 3.25%, payable semi-annually. In addition, in December 2012, we issued senior notes with a face value of $300 million that mature on December 1, 2022 (the “2022 notes”), bearing interest at a fixed annual rate of 4.375%, payable semi-annually. The proceeds were used in December 2012 to repay borrowings outstanding under our revolving credit facility and retire our then-outstanding $400 million senior notes bearing interest at a fixed annual rate of 6.00%, which had a maturity date of April 1, 2013 (the “2013 notes”). In connection with the redemption of the 2013 notes, we recorded a premium of $5.4 million to “Other Income (Expense)-Net” in the consolidated statement of operations and comprehensive income during the year ended December 31, 2012.

Credit Facility
On October 25, 2011, we entered into a new $800 million five-year bank revolving credit facility which expires in October 2016. Borrowings under the $800 million credit facility are available at prevailing short-term interest rates. At December 31, 2013 and December 31, 2012, we had $466.5 million and $240.2 million, respectively, of borrowings outstanding under the $800 million revolving credit facility. We borrowed under the $800 million revolving credit facility from time-to-time during the years ended December 31, 2013 and December 31, 2012 to supplement the timing of receipts in order to fund our working capital needs and share repurchases. We were in compliance with the revolving credit facility financial covenants at December 31, 2013 and December 31, 2012.

Share Repurchases
During the year ended December 31, 2013, we repurchased 4,508,199 shares of common stock for $420.0 million. The share repurchases were comprised of the following programs:

•
In August 2012, our Board of Directors approved a $500 million increase to our then-existing $500 million share repurchase program, for a total program authorization of $1 billion. The then-existing $500 million program was approved by our Board of Directors in October 2011 and commenced in November 2011 upon completion of the previous $200 million share repurchase program. During the year ended December 31, 2013, we repurchased 3,545,513 shares of common stock for $325.0 million under this share repurchase program. We anticipate that this program will be completed around the middle of 2014; and

•
In May 2010, our Board of Directors approved a four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP. We repurchased 962,686 shares of common stock for $95.0 million under this share repurchase program during the year ended December 31, 2013. This repurchase program commenced in October 2010 and expires in October 2014. We anticipate that this program will be completed by October 2014 due to its expiration, regardless of whether all shares have been repurchased.

During the year ended December 31, 2012, we repurchased 6,837,190 shares of common stock for $508.0 million. The share repurchases were comprised of the following programs:

•
In August 2012, our Board of Directors approved a $500 million increase to our then-existing $500 million share repurchase program, for a total program authorization of $1 billion. The then-existing $500 million program was approved by our Board of Directors in October 2011 and commenced in November 2011 upon the completion of our previous $200 million share repurchase program. We repurchased 6,483,144 shares of common stock for $480.1 million under this share repurchase program during the year ended December 31, 2012. We anticipate that this program will be completed around the middle of 2014; and

•
In May 2010, our Board of Directors approved a four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP. We repurchased 354,046 shares of common stock for $27.9 million under this share repurchase program during the year ended December 31, 2012. This repurchase program commenced in October 2010 and expires in October 2014. We anticipate that this program will be completed by October 2014 due to its expiration, regardless of whether all shares have been repurchased.

During the year ended December 31, 2011, we repurchased 2,613,701 shares of common stock for $185.4 million. The share repurchases were comprised of the following programs:

•
In October 2011, our Board of Directors approved a $500 million share repurchase program, which commenced in November 2011. We repurchased 435,770 shares of common stock for $29.8 million under this share repurchase program during the year ended December 31, 2011. We anticipate that this program will be completed around the middle of 2014;

•
In February 2009, our Board of Directors approved a $200 million share repurchase program, which commenced in December 2009. We repurchased 1,380,118 shares of common stock for $96.3 million under this share repurchase program during the year ended December 31, 2011. This program was completed in November 2011; and

•
In May 2010, our Board of Directors approved a four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP. We repurchased 797,813 shares of common stock for $59.3 million under this share repurchase program during the year ended December 31, 2011. This repurchase program commenced in October 2010 and expires in October 2014. We anticipate that this program will be completed by October 2014, due to its expiration, regardless of whether all shares have been repurchased.

Stock-based Programs

Net proceeds from stock-based awards during the years ended December 31, 2013, 2012 and 2011 were $69.6 million, $20.1 million and $29.6 million, respectively. The increase for the year ended December 31, 2013, as compared to the year ended December 31, 2012 was attributed to an increase in the volume of stock option exercises. The decrease for the year ended December 31, 2012, as compared to the year ended December 31, 2011 was attributed to a decrease in the volume of stock option exercises.
Dividends
The total amount of dividends paid during the years ended December 31, 2013, 2012 and 2011 was $62.5 million, $69.0 million and $70.4 million, respectively.
Future Liquidity—Sources and Uses of Funds
Contractual Cash Obligations

Contractual Obligations(a)	Total	2014	2015	2016	2017	2018	Thereafter	All Other
	(Amounts in millions)
Current and Long-Term Debt(1)	$1,725.9	$41.9	$341.8	$498.8	$477.8	$13.1	$352.5	$—
Operating Leases(2)	$109.7	$28.9	$23.9	$17.6	$9.2	$7.9	$22.2	$—
Obligations to Outsourcers(3)	$227.9	$132.4	$69.8	$25.2	$0.5	$—	$—	$—
Pension and Other Postretirement Benefits Payments/Contributions(4)	$616.4	$24.1	$50.9	$45.9	$39.2	$22.3	$434.0	$—
Unrecognized Tax Benefits(5)	$56.2	$2.3	$—	$—	$—	$—	$—	$53.9
(a) Because their future cash flows are uncertain, other noncurrent liabilities are excluded from the table.
(1) Primarily represents: i) our senior notes with a face value of $300 million that mature in November 2015, net of a fair value adjustment which increased the liability by $2.5 million partially offset by a discount of $0.4 million, bearing interest at a fixed annual rate of 2.875%, payable semi-annually; ii) our senior notes with a face value of $450 million that mature in December 2017, net of a discount of a less than $0.1 million, bearing interest at a fixed annual rate of 3.25%, payable semi-annually; iii) our senior notes with a face value of $300 million that mature in December 2022, net of a discount of $2.6 million, bearing interest at a fixed annual rate of 4.375%, payable semi-annually; and iv) borrowings outstanding under our bank credit facility which expires in October 2016 at prevailing short-term interest rates. Amounts include the interest expense portion that would be due on our future obligations. The interest rate on our senior notes is presented using the stated interest rate. Interest expense on our bank revolving credit facility is estimated using the rate in effect as of December 31, 2013.
(2) Most of our operations are conducted from leased facilities, which are under operating leases that expire over the next ten years, with the majority expiring within five years. Our corporate office is located at 103 JFK Parkway, Short Hills, New Jersey 07078, in a 123,000 square-foot property that we lease. We renewed our lease on this property in 2011 for a term of eight years, with two five-year renewal options. This property also serves as the executive offices of our North American segment. We also lease certain computer and other equipment under operating leases that expire over the next three and five years, respectively. These computer and other equipment leases are frequently renegotiated or otherwise changed as advancements in computer technology produce opportunities to lower costs and improve performance.
(3) Acxiom Corporation
In July 2006, we signed a four-year North American product and technology outsourcing agreement with Acxiom in order to significantly increase the speed, data processing capacity and matching capabilities we provide our global sales and marketing customers. In August 2008, we entered into a 65-month agreement to expand our service capabilities, enhance customer experience and accelerate the migration of the remaining existing D&B fulfillment processes for our European markets to Acxiom. In November 2008, we extended the term of the North American outsourcing agreement through 2011.
In December 2011, a three-year agreement was reached to further extend the North American product and technology outsourcing agreement until the end of 2014. Payments over the extended contract term will aggregate to approximately

$26 million. The agreement provides for typical adjustments due to changes in volume, inflation and incremental project work.
In May 2009, we entered into another agreement with Acxiom to provide certain infrastructure management services that were formerly provided by Computer Sciences Corporation ("CSC"). These services included data center operations, technology help desk and network management functions. The agreement originally had an initial term ending in October 2014 and included the right to extend the agreement under the same terms for up to a maximum period of three years after the expiration of the original term. In 2010, we signed an infrastructure outsourcing agreement for data center operations, technology help desk and network management functions in Ireland, with an initial term ending in October 2014. In 2010, we entered into two amendments with Acxiom extending the initial terms of both agreements by a total of eight months until June 2015. We retain the right to extend these agreements for up to three years after the expiration of these amended terms. In the fourth quarter of 2012, we notified Acxiom of our intent to terminate certain data center and technology infrastructure support services. This was done in connection with our desire to insource certain technology functions in which it is both performance and financially beneficial. These agreements provide for typical adjustments due to changes in volume, inflation and incremental project work. Payments over these contract terms will aggregate to approximately $402 million.
In May 2011, we signed a five-year development and support agreement with Acxiom to provide data management services. This agreement was related to our then Strategic Technology Investment or MaxCV and totaled approximately $28 million over the term of the agreement. The agreement provided for typical adjustments due to changes in volume, inflation and incremental project work. In the fourth quarter of 2013, we terminated this agreement with Acxiom. This was done in connection with our desire to further insource certain technology functions in which it is both performance and financially beneficial.
We incurred costs of approximately $89 million, $90 million and $88 million under all Acxiom agreements for the years ended December 31, 2013, 2012 and 2011, respectively. Total payments to Acxiom over the remaining terms of all contracts will aggregate to approximately $112 million.
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
The agreement also specifies service level commitments required of CCMG for achievement of our customer satisfaction targets and a methodology for calculating credits to us if CCMG fails to meet certain service levels. In addition, CCMG’s performance under the agreement will be measured in part by our overall satisfaction of the program as measured by a customer satisfaction survey of our key internal business partners.
In December 2011, we signed a five-year telephone agreement to support our small business customers’ telesales team. Payments over the contract term will aggregate to approximately $3 million. The agreement provides for typical adjustments due to changes in volume, inflation and incremental project work.
After the first three years of service by CCMG, we have the right to terminate for convenience any or all of the services provided under the agreements upon one hundred eighty days prior written notice, and without incurring a termination fee. We incurred costs of approximately $21 million, $20 million and $8 million for the years ended December 31, 2013, 2012, and 2011 respectively. Total payments to CCMG over the remaining terms of the above contracts will aggregate to approximately $54 million.
International Business Machines
In October 2004, we signed a seven-year outsourcing agreement with International Business Machines (“IBM”). Under the terms of the agreement, we transitioned certain portions of our data acquisition and delivery and customer service to IBM. By August 2010, our data acquisition, delivery and customer services performed by IBM for our European countries were terminated. Additionally, by October 2011 our customer contact center services for the United States were terminated as a result of our transition to CCMG. As of December 31, 2013, the services that are still to be provided by IBM are primarily limited delivery services to our North American customers.
In August 2012, we signed an amendment with IBM extending the term of the limited delivery services to our North American customers until January 2017. Payments over the contract term will aggregate to approximately $10 million. The agreement provides for typical adjustments due to changes in volume, inflation and incremental project work.
We incurred costs of approximately $3 million, $3 million and $10 million for the years ended December 31, 2013, 2012 and 2011, respectively, under this agreement.
(4) Represents projected contributions to our U.S. Qualified (estimated at approximately $12 million, on average, per year for the next three years, commencing in 2015) and non-U.S. defined benefit plans as well as projected benefit payments related to our unfunded plans, including the U.S. Non-Qualified Plans and our postretirement benefit plans. We made a $20 million contribution to the U.S. Qualified Plan in 2013 to satisfy funding requirements due in 2014 related to the 2013 and 2014 plan year. The projected contributions are estimated based on the same assumptions used to measure our benefit obligation at the end of 2013 and include benefits attributable to estimated future employee service. A closed group approach is used in calculating the projected benefit payments, assuming only the participants who are currently in the valuation population are included in the projection and the projected benefits continue for up to approximately 99 years. These estimates will change as a result of changes in the economy, as well as other mandated assumption changes that could occur in future years.
(5) We have a total amount of unrecognized tax benefits of $105.8 million for the year ending December 31, 2013. On January 15, 2014, we effectively settled the IRS audit for tax years 2007-2009. As a result of the settlement we will reduce our liabilities by approximately $63 million in the first quarter of 2014. We paid $2.3 million in the first quarter of 2014 to settle agreed upon issues. While the remaining unrecognized tax benefits could require the aggregate use of cash totaling approximately $53.9 million, we do not anticipate any payments within the next twelve months. As we cannot make reliable estimates regarding the timing of the cash flows by period, we have included unrecognized tax benefits within the “All Other” column in the table above.
Capital Structure
Every year we examine our capital structure and review our liquidity and funding plans. During 2014, in connection with our focus on our Total Shareholder Return, we anticipate continued share repurchases and cash dividends.
We believe that cash provided by operating activities, supplemented from time-to-time as needed with readily available financing arrangements, is sufficient to meet our short-term needs, including the cash cost of restructuring charges, our capital investments, contractual obligations and contingencies, excluding the legal matters identified within this Annual Report on Form 10-K for which exposures cannot be estimated. See Note 13 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K.
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
Share Repurchases
In August 2012, our Board of Directors approved a $500 million increase to our then-existing $500 million share repurchase program, for a total program authorization of $1 billion. The then-existing $500 million program was approved by our Board of Directors in October 2011 and commenced in November 2011 upon completion of the previous $200 million share repurchase program. During the year ended December 31, 2013, we repurchased 3,545,513 shares of common stock for $325.0 million under this share repurchase program leaving $165.0 million remaining under this program as of December 31, 2013. We anticipate that this program will be completed around the middle of 2014.
In May 2010, our Board of Directors approved a four-year, five million share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and ESPP. During the year ended December 31, 2013 we repurchased 962,686 shares of common stock for $95.0 million under this share repurchase program with 2,858,834 shares of common stock remaining under this program as of December 31, 2013. This program commenced in October 2010 and expires in October 2014. We anticipate that this program will be completed by October 2014, due to its expiration, regardless of whether all shares have been repurchased.
Dividends
In February 2014, we approved the declaration of a dividend of $0.44 per share of common stock for the first quarter of 2014. This cash dividend will be payable on March 12, 2014 to shareholders of record at the close of business on February 25, 2014.
Potential Payments in Legal Matters
We and our predecessors are involved in certain legal proceedings, claims and litigation arising in the ordinary course of business. These matters are at various stages of resolution, but could ultimately result in significant cash payments as described in Note 13 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K. We believe we have adequate reserves recorded in the consolidated financial statements for our share of current exposures in these matters, where applicable, as described therein.
Pension Plan and Postretirement Benefit Plan Contribution Requirements
For financial statement reporting purposes, the net funded status of our pension plans, as determined in accordance with GAAP, had a deficit of $84.8 million, $249.4 million and $41.7 million for the U.S. Qualified Plan, the U.S. Non-Qualified Plans and the non-U.S. plans, respectively, at December 31, 2013, as compared to a deficit of $315.7 million, $278.8 million and $58.8 million for the U.S. Qualified Plan, the U.S. Non-Qualified Plans and the non-U.S. plans, respectively, at December 31, 2012. The improvement in the funded status of our global plans was primarily due to a lower projected benefit obligation at December 31, 2013, which was driven by a lower discount rate. In addition our plan asset value was higher at December 31, 2013 as result of better asset performance in 2013 for our global plans. See Note 10 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K.
During fiscal 2013, we were not required to make contributions to the U.S. Qualified Plan, the largest of our six plans, under funding regulations associated with the Pension Protection Act of 2006 (“PPA 2006”), as amended by the Moving Ahead for Progress in the 21st Century Act ("MAP-21"), as the plan was considered “fully funded” for the 2012 plan year. However, we made a $20.0 million contribution to the U.S. Qualified Plan in fiscal 2013 to satisfy funding requirements due in fiscal 2014 related to the 2013 and 2014 plan years. We do not expect to make any contributions to the U.S. Qualified Plan in fiscal 2014 for the 2013 plan years based on the minimum funding requirements as defined in the Pension Protection Act of 2006, as amended by the MAP-21. However, we may consider making contributions of up to $18 million to the U.S. Qualified Plan in fiscal 2014 related to the 2014 plan year, which is not due until fiscal 2015. Final funding requirements for the 2014 plan year will be determined based on our January 2014 actuarial valuation. We expect to continue to make cash contributions to our other pension plans during 2014. The expected 2014 contribution is approximately $19.8 million, compared to contributions of $51.2 million in 2013. In addition, we expect to make benefit payments related to our postretirement benefit plan of approximately $4.3 million during 2014, compared to benefit payments of $3.0 million in 2013. See the Contractual Cash Obligations table above for projected contributions and benefit payments beyond 2013.
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
Off-Balance Sheet Arrangements and Related Party Transactions
We do not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements except for those disclosed in Note 7 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K.
We do not have any related party transactions as of December 31, 2013.

Fair Value Measurements
Our non-recurring non-financial assets and liabilities include long-lived assets held and used, goodwill and intangible assets. These assets are recognized at fair value when they are deemed to be impaired.
During the fourth quarter of 2013, we recorded an impairment charge of $31.3 million primarily related to technology and software assets that were primarily related to our data management infrastructure (data supply chain) in our North America segment. We can improve data collection through other commercially available means, as needed. We determined that the fair value of these assets is zero based on Level III inputs (see Note 7 to the consolidated financial statements included in this Annual Report on Form 10-K for further discussion on the level inputs), as market data is not readily available. Of the $31.3 million impairment charge, $28.6 million was included in "Operating Costs" and $2.7 million was included in "Selling and Administrative Expenses" in our North America segment.
During the fourth quarter of 2013, we also recorded an impairment charge of $1.7 million related to our China Trade Portal ("Portal") asset resulting from lower than expected product revenue. We decided to sunset the Portal product and migrate our existing Portal customers to an enhanced version of our existing DUNS Registered Seal product. We determined that the fair value of these assets is zero based on Level III inputs as market data is not readily available. The impairment charge was included in "Operating Costs" in our Asia Pacific segment.
During the first quarter of 2012, we recorded an impairment charge of $12.9 million related to the accounts receivable, intangible assets, prepaid costs and software for Roadway, an operation in our Greater China reporting unit. See Note 13 to the consolidated financial statements included in this Annual Report on Form 10-K for further discussion. We determined that the fair value of intangible assets, prepaid costs and software is zero based on Level III inputs, as market data of these assets are not readily available. We wrote down the accounts receivable balance to its realizable value based on the probability of collecting from the customer accounts. Of the $12.9 million charge, $4.1 million was included in "Operating Costs" and $8.8 million was included in "Selling and Administrative Expenses" in our Asia Pacific segment.
During the fourth quarter of 2011, we recorded an impairment charge of $3.3 million related to the intangible assets acquired from the AllBusiness.com acquisition as a result of a decline in performance. We determined that the fair value of these intangible assets is zero based on Level III inputs. The impairment charge was included in “Selling and Administrative Expenses” in our North America segment.
During the third quarter of 2011, we recorded an impairment charge of approximately $8 million related to a 2008 investment in a research and development data firm as a result of its financial condition and our focus on our Strategic Technology Investment or MaxCV. We determined the fair value to be zero. The impairment charge was included in "Other Income (Expense) - Net" in our Europe and Other International Markets segment.
As of December 31, 2013, we did not have any unobservable (Level III) inputs in determining fair value for our assets and liabilities measured at fair value on a recurring basis other than our real estate funds within our pension funds.

Forward-Looking Statements
We may from time-to-time make written or oral “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements contained in filings with the Securities and Exchange Commission, in reports to shareholders and in press releases and investor Web casts. These forward-looking statements include, without limitation, any statements related to financial guidance or strategic goals. These forward-looking statements can also be identified by the use of words like “anticipates,” “aspirations,” “believes,” “continues,” “estimates,” “expects,” “goals,” “guidance,” “intends,” “plans,” “projects,” “strategy,” “targets,” “commits,” “will” and other words of similar meaning. They can also be identified by the fact that they do not relate strictly to historical or current facts.
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
In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are identifying the following important factors that, individually or in the aggregate, could cause actual results to differ materially from those contained in any forward-looking statements made by us; any such statement is qualified by reference to the following cautionary factors: (i) reliance on third parties to support critical components of our business model; (ii) the level and effectiveness of our technology investments; (iii) our ability to protect our information technology infrastructure against cyber attack and unauthorized access; (iv) risks associated with potential violations of the Foreign Corrupt Practices Act and similar laws; (v) customer demand for our products; (vi) the successful implementation of our business strategy; (vii) the integrity and security of our global database and data centers; (viii) our ability to maintain the integrity of our brand and reputation; (ix) our ability to renew large contracts and the related revenue recognition and timing thereof; (x) the impact of macro-economic challenges on our customers and vendors; (xi) efforts to balance government deficits; (xii) future laws or regulations with respect to the collection, compilation, storage, use and/or publication of information and adverse publicity or litigation concerning the commercial use of such information; (xiii) our ability to acquire and successfully integrate other businesses, products and technologies; (xiv) adherence by third-party members of our D&B Worldwide Network, or other third parties who license and sell under the D&B name, to our quality standards and to the renewal of their agreements with D&B; (xv) the effects of foreign and evolving economies, exchange rate fluctuations, legislative or regulatory requirements and the implementation or modification of fees or taxes to acquire, use and/or redistribute data; and (xvi) the other factors described under the headings “Risk Factors,” “Management’s Discussion and Analysis,” “Legal Proceedings” and elsewhere in this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and the Company’s other reports or documents filed or furnished with the Securities and Exchange Commission.
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

Item 8.     Financial Statements and Supplementary Data

Schedules
Schedules are omitted as they are not required or inapplicable or because the required information is provided in the consolidated financial statements, including the notes to the consolidated financial statements.

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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the 1992 framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2013.
The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, cash flows, and shareholders’ equity (deficit) present fairly, in all material respects, the financial position of The Dun & Bradstreet Corporation and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing on page 61. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
New York, NY
February 28, 2014

THE DUN & BRADSTREET CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Years Ended
	December 31,
	2013	2012	2011
	(Amounts in millions, except per share data)
Revenue	$1,655.2	$1,663.0	$1,758.5
Operating Expenses	550.5	521.0	587.1
Selling and Administrative Expenses	582.5	602.2	643.4
Depreciation and Amortization	71.2	78.3	81.1
Restructuring Charge	13.9	29.4	22.1
Operating Costs	1,218.1	1,230.9	1,333.7
Operating Income	437.1	432.1	424.8
Interest Income	1.3	0.8	1.5
Interest Expense	(40.7)	(39.5)	(37.0)
Other Income (Expense) – Net	(1.7)	(15.1)	(21.2)
Non-Operating Income (Expense) – Net	(41.1)	(53.8)	(56.7)
Income Before Provision for Income Taxes and Equity in Net Income of Affiliates	396.0	378.3	368.1
Less: Provision for Income Taxes	135.5	83.1	109.2
Equity in Net Income of Affiliates	1.6	1.3	1.3
Net Income	262.1	296.5	260.2
Less: Net (Income) Loss Attributable to the Noncontrolling Interest	(3.6)	(1.0)	0.1
Net Income Attributable to D&B	$258.5	$295.5	$260.3
Basic Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$6.61	$6.47	$5.31
Diluted Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$6.54	$6.43	$5.28
Weighted Average Number of Shares Outstanding-Basic	39.1	45.6	48.9
Weighted Average Number of Shares Outstanding-Diluted	39.5	46.0	49.3
Cash Dividend Paid Per Common Share	$1.60	$1.52	$1.44
Other Comprehensive Income, Net of Tax:
Net Income (from above)	$262.1	$296.5	$260.2
Foreign Currency Translation Adjustments, no Tax Impact	(35.6)	17.1	(7.5)
Defined Benefit Pension Plans:
Prior Service Costs, Net of Tax Income (Expense) (1)	(5.6)	(6.4)	(5.8)
Net Actuarial Gain (Loss), Net of Tax Income (Expense) (2)	154.4	(56.2)	(116.6)
Derivative Financial Instruments, Net of Tax Income (Expense) (3)	—	0.1	3.0
Comprehensive Income, Net of Tax	375.3	251.1	133.3
Less: Comprehensive (Income) Loss Attributable to the Noncontrolling Interest	(3.5)	(1.0)	1.4
Comprehensive Income Attributable to D&B	$371.8	$250.1	$134.7

(1)	Tax Income (Expense) of $3.3 million, $3.1 million and $3.8 million during the years ended December 31, 2013, 2012 and 2011, respectively.

(2)
Tax Income (Expense) of $(91.7) million, $27.2 million and $76.6 million during the years ended December 31, 2013, 2012 and 2011, respectively. In addition, for each of the years ended December 31, 2013, 2012, and 2011, there was an adjustment to our pension liabilities of $127.9 million, $(78.4) million, and $(131.1) million, net of tax income (expense) of $(75.9) million, $38.0 million, and $86.2 million, respectively, which is reflected in Accumulated Other Comprehensive Income.

(3)	Tax Income (Expense) of $(1.9) million during the year ended December 31, 2012. No tax impact during the years ended December 31, 2013 and 2011.
The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(Amounts in millions, except per share data)
ASSETS
Current Assets
Cash and Cash Equivalents	$235.9	$149.1
Accounts Receivable, Net of Allowance of $23.9 at December 31, 2013 and $27.3 at December 31, 2012	518.5	514.3
Other Receivables	6.3	6.5
Prepaid Taxes	9.1	—
Deferred Income Tax	14.0	26.3
Other Prepaids	30.3	46.8
Other Current Assets	8.3	4.4
Total Current Assets	822.4	747.4
Non-Current Assets
Property, Plant and Equipment, Net of Accumulated Depreciation of $83.9 at December 31, 2013 and $81.2 at December 31, 2012	39.6	40.6
Computer Software, Net of Accumulated Amortization of $474.1 at December 31, 2013 and $431.9 at December 31, 2012	107.9	140.9
Goodwill	589.1	611.1
Deferred Income Tax	148.4	247.8
Other Receivables	45.6	47.1
Other Intangibles (Note 15)	76.7	99.3
Other Non-Current Assets	60.6	57.6
Total Non-Current Assets	1,067.9	1,244.4
Total Assets	$1,890.3	$1,991.8
LIABILITIES
Current Liabilities
Accounts Payable	$41.4	$40.9
Accrued Payroll	86.4	96.5
Accrued Income Tax	7.5	9.5
Short-Term Debt	0.1	0.2
Other Accrued and Current Liabilities (Note 15)	116.1	118.9
Deferred Revenue	600.8	610.7
Total Current Liabilities	852.3	876.7
Pension and Postretirement Benefits	394.1	668.3
Long-Term Debt	1,516.0	1,290.7
Liabilities for Unrecognized Tax Benefits	108.0	105.9
Other Non-Current Liabilities	62.2	64.5
Total Liabilities	2,932.6	3,006.1
Contingencies (Note 13)
EQUITY
D&B SHAREHOLDERS’ EQUITY (DEFICIT)
Series A Junior Participating Preferred Stock, $0.01 par value per share, authorized - 0.5 shares; outstanding - none	—	—
Preferred Stock, $0.01 par value per share, authorized - 9.5 shares; outstanding - none	—	—
Series Common Stock, $0.01 par value per share, authorized - 10.0 shares; outstanding - none	—	—
Common Stock, $0.01 par value per share, authorized - 200.0 shares; issued - 81.9 shares	0.8	0.8
Capital Surplus	270.0	261.7
Retained Earnings	2,600.9	2,405.5
Treasury Stock, at cost, 44.1 shares at December 31, 2013 and 40.6 shares at December 31, 2012	(3,181.3)	(2,833.3)
Accumulated Other Comprehensive Income (Loss)	(738.8)	(852.1)
Total D&B Shareholders’ Equity (Deficit)	(1,048.4)	(1,017.4)
Noncontrolling Interest	6.1	3.1
Total Equity (Deficit)	(1,042.3)	(1,014.3)
Total Liabilities and Shareholders’ Equity (Deficit)	$1,890.3	$1,991.8
The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2013	2012	2011
	(Amounts in millions)
Cash Flows from Operating Activities:
Net Income	$262.1	$296.5	$260.2
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	71.2	78.3	81.1
Amortization of Unrecognized Pension Loss	33.4	23.5	14.6
(Gain) Loss from Sales of Business / Investments	—	(6.1)	11.7
Impairment of Assets	33.3	16.1	3.3
Settlement Charge Related to Legacy Pension Obligation	—	—	5.1
Income Tax Benefit from Stock-Based Awards	12.2	7.0	12.2
Excess Tax Benefit on Stock-Based Awards	(3.5)	(2.2)	(5.8)
Equity Based Compensation	8.7	10.6	12.4
Restructuring Charge	13.9	29.4	22.1
Restructuring Payments	(14.7)	(28.2)	(19.7)
Changes in Deferred Income Taxes, Net	17.8	4.9	11.7
Changes in Accrued Income Taxes, Net	(15.8)	(32.0)	(7.5)
Changes in Current Assets and Liabilities:
(Increase) Decrease in Accounts Receivable	(8.3)	(14.4)	(12.0)
Decrease (Increase) in Other Current Assets	15.7	9.0	(15.9)
(Decrease) Increase in Deferred Revenue	(8.8)	8.9	1.0
(Decrease) Increase in Accounts Payable	(0.7)	3.8	2.0
(Decrease) Increase in Accrued Liabilities	(8.8)	(30.6)	(20.7)
(Decrease) Increase in Other Accrued and Current Liabilities	—	(3.7)	(1.5)
Changes in Non-Current Assets and Liabilities:
(Increase) Decrease in Other Long-Term Assets	(3.4)	27.8	16.6
Net (Decrease) Increase in Long-Term Liabilities	(69.5)	(42.8)	(61.3)
Net, Other Non-Cash Adjustments	(1.5)	2.0	3.3
Net Cash Provided by Operating Activities	333.3	357.8	312.9
Cash Flows from Investing Activities:
Proceeds from Sales of Businesses, Net of Cash Divested	0.8	9.1	5.1
Payments for Acquisitions of Businesses, Net of Cash Acquired	—	—	(13.5)
Investment in Debt Security	—	—	(1.0)
Cash Settlements of Foreign Currency Contracts	(7.2)	6.0	(1.0)
Capital Expenditures	(9.5)	(7.0)	(6.2)
Additions to Computer Software and Other Intangibles	(45.6)	(67.4)	(47.2)
(Reimbursement) Receipt of Proceeds Related to a Divested Business	—	—	(7.4)
Net, Other	(0.1)	0.3	(2.2)
Net Cash Used in Investing Activities	(61.6)	(59.0)	(73.4)
Cash Flows from Financing Activities:
Payments for Purchases of Treasury Shares	(420.0)	(508.0)	(185.4)
Net Proceeds from Stock-Based Awards	69.6	20.1	29.6
Payment of Bond Issuance Costs	—	(5.4)	(1.6)
Payment of Debt	—	(400.0)	—
Proceeds from Issuance of Long-Term Debt	—	747.0	—
Payments of Dividends	(62.5)	(69.0)	(70.4)
Proceeds from Borrowings on Credit Facilities	606.2	915.1	677.8
Payments of Borrowings on Credit Facilities	(379.9)	(934.3)	(690.4)
Excess Tax Benefit on Stock-Based Awards	3.5	2.2	5.8
Capital Lease and Other Long-Term Financing Obligation Payment	(0.6)	(2.0)	(3.2)
Net, Other	(0.6)	(1.6)	(0.2)
Net Cash Used in Financing Activities	(184.3)	(235.9)	(238.0)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(0.6)	1.8	4.4
Increase (Decrease) in Cash and Cash Equivalents	86.8	64.7	5.9
Cash and Cash Equivalents, Beginning of Period	149.1	84.4	78.5
Cash and Cash Equivalents, End of Period	$235.9	$149.1	$84.4
Supplemental Disclosure of Cash Flow Information:
Cash Paid for:
Income Taxes, Net of Refunds	$121.2	$103.2	$92.8
Interest	$39.9	$41.8	$33.4
The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

			For the Years Ended December 31, 2013, 2012 and 2011
			(Amounts in millions, except per share data)
	Common Stock ($0.01 Par Value)	Capital Surplus	Retained Earnings	Treasury Stock	Cumulative Translation Adjustment	Minimum Pension Liability Adjustment	Derivative Financial Instrument	Total D&B Shareholders’ Equity (Deficit)	Noncontrolling Interest	Total Equity (Deficit)
Balance, January 1, 2011	$0.8	$227.3	$1,989.5	$(2,214.1)	$(162.1)	$(516.0)	$(3.0)	$(677.6)	$8.8	$(668.8)
Net Income	—	—	260.3	—	—	—	—	260.3	(0.1)	260.2
Noncontrolling Interest Reclassed to Liability Held for Sale	—	—	—	—	—	—	—	—	(4.7)	(4.7)
Sale of Noncontrolling Interest	—	—	—	—	—	—	—	—	1.7	1.7
Equity-Based Plans	—	5.2	—	43.2	—	—	—	48.4	—	48.4
Treasury Shares Acquired	—	—	—	(185.4)	—	—	—	(185.4)	—	(185.4)
Pension Adjustments, net of tax of $80.4	—	—	—	—	—	(122.4)	—	(122.4)	—	(122.4)
Dividend Declared	—	—	(70.5)	—	—	—	—	(70.5)	(0.7)	(71.2)
Adjustments to Legacy Tax Matters	—	6.5	—	—	—	—	—	6.5	—	6.5
Change in Cumulative Translation Adjustment	—	—	—	—	(6.2)	—	—	(6.2)	(1.3)	(7.5)
Derivative Financial Instruments, no tax impact	—	—	—	—	—	—	3.0	3.0	—	3.0
Balance, December 31, 2011	$0.8	$239.0	$2,179.3	$(2,356.3)	$(168.3)	$(638.4)	$—	$(743.9)	$3.7	$(740.2)
Net Income	—	—	295.5	—	—	—	—	295.5	1.0	296.5
Payment to Noncontrolling Interest	—	—	—	—	—	—	—	—	(1.2)	(1.2)
Sale of Noncontrolling Interest	—	—	—	—	—	—	—	—	(0.4)	(0.4)
Equity-Based Plans	—	21.1	—	31.0	—	—	—	52.1	—	52.1
Treasury Shares Acquired	—	—	—	(508.0)	—	—	—	(508.0)	—	(508.0)
Pension Adjustments, net of tax of $30.3	—	—	—	—	—	(62.6)	—	(62.6)	—	(62.6)
Dividend Declared	—	—	(69.3)	—	—	—	—	(69.3)	—	(69.3)
Adjustments to Legacy Tax Matters	—	1.6	—	—	—	—	—	1.6	—	1.6
Change in Cumulative Translation Adjustment	—	—	—	—	17.1	—	—	17.1	—	17.1
Derivative Financial Instruments, net of $1.9 tax	—	—	—	—	—	—	0.1	0.1	—	0.1
Balance, December 31, 2012	$0.8	$261.7	$2,405.5	$(2,833.3)	$(151.2)	$(701.0)	$0.1	$(1,017.4)	$3.1	$(1,014.3)
Net Income	—	—	258.5	—	—	—	—	258.5	3.6	262.1
Payment to Noncontrolling Interest	—	—	—	—	—	—	—	—	(0.5)	(0.5)
Equity-Based Plans	—	8.3	—	72.0	—	—	—	80.3	—	80.3
Treasury Shares Acquired	—	—	—	(420.0)	—	—	—	(420.0)	—	(420.0)
Pension Adjustments, net of tax of $88.4	—	—	—	—	—	148.8	—	148.8	—	148.8
Dividend Declared	—	—	(63.1)	—	—	—	—	(63.1)	—	(63.1)
Change in Cumulative Translation Adjustment	—	—	—	—	(35.5)	—	—	(35.5)	(0.1)	(35.6)
Balance, December 31, 2013	$0.8	$270.0	$2,600.9	$(3,181.3)	$(186.7)	$(552.2)	$0.1	$(1,048.4)	$6.1	$(1,042.3)

The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts in millions, except per share data)
Note 1. Description of Business and Summary of Significant Accounting Policies
Description of Business. The Dun & Bradstreet Corporation (“D&B” or “we” or “our” or "us" or the “Company”) is the world's leading source of commercial data, analytics and insight on businesses, or “content.” Our global commercial database as of December 31, 2013 contained more than 230 million business records. We transform commercial data into valuable insight which is the foundation of our global solutions that customers rely on to make critical business decisions.
D&B provides solution sets that meet a diverse set of customer needs globally. Customers use D&B Risk Management Solutions™ to mitigate credit and supplier risk, increase cash flow and drive increased profitability, and D&B Sales & Marketing Solutions™ to provide data management capabilities that provide effective and cost efficient marketing solutions to increase revenue from new and existing customers.
Effective January 1, 2013, we began managing and reporting our North America Risk Management Solutions business as:

•
DNBi subscription plans - DNBi, our interactive, online application that offers customers a subscription based real time access to our most complete and up-to-date global information, comprehensive monitoring and portfolio analysis. DNBi subscription plans are contracts that allow customers' unlimited use;

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

Management believes that these measures provide further insight into our performance and the growth of our North America Risk Management Solutions revenue. Therefore, we no longer report our Risk Management Solutions business on a traditional, value-added and supply management solutions basis for any segment.
Within our North America Sales & Marketing Solutions, we monitor the performance of our  “Traditional” products and our “Value-Added” products.
Our Traditional Sales & Marketing Solutions generally consist of our marketing lists and labels used by customers in their direct mail and marketing activities, our education business and our electronic licensing solutions. Effective January 1, 2013, we began managing and reporting our Internet business as part of our Traditional Sales & Marketing Solutions set. Our Internet business provides highly organized, efficient and easy-to-use products that address the online sales and marketing needs of professionals and businesses, including information on companies, industries and executives.
Our Value-Added Sales & Marketing Solutions generally include decision-making and customer information management solutions, including data management solutions like D&B Optimizer™ (which transforms our customers' prospects and data into up-to-date, accurate and actionable commercial insight) and products introduced as part of our Data-as-a-Service (or “DaaS”) Strategy, which integrates our data directly into the applications and platforms that our customers use every day. Customer Relationship Management (“CRM”) was our first area of focus, with D&B360®, which helps CRM customers manage their data, increase sales and improve customer engagement. In addition, we have a strategic alliance with Salesforce.com with respect to Salesforce’s Data.com product. This product combines our business data with Salesforce’s contact data directly into their CRM application. The vision for DaaS is to make D&B's data available wherever and whenever our customers need it, thereby powering more effective business processes.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENT - (Continued)
(Tabular dollar amounts in millions, except per share data)

assets and obligations related to employee benefits; allocation of the purchase price in acquisition accounting; long-term asset and amortization recoverability; stock-based compensation; revenue deferrals; and restructuring charges. We review estimates and assumptions periodically and reflect the revisions in the consolidated financial statements in the period in which we determine any revisions to be necessary. Actual results could differ materially from those estimates under different assumptions or conditions.
The consolidated financial statements include our accounts, as well as those of our subsidiaries and investments in which we have a controlling interest. Investments in companies over which we have significant influence but not a controlling interest are recorded under the equity method of accounting. Investments over which we do not have significant influence are recorded under the cost method of accounting. We periodically review our investments to determine if there has been any impairment judged to be other than temporary. Such impairments are recorded as write-downs in the consolidated statements of operations and comprehensive income.
All intercompany transactions and balances have been eliminated in consolidation.

On January 1, 2012, we began managing and reporting our business through the following three segments (all prior periods had been reclassified to reflect the new segment structure):

•	North America (which consists of our operations in the United States (“U.S.”) and Canada);

•	Asia Pacific (which primarily consists of our operations in Australia, Greater China, India and Asia Pacific Worldwide Network); and

•	Europe and Other International Markets (which primarily consists of our operations in the United Kingdom (“U.K.”), the Netherlands, Belgium, Latin America and European Worldwide Network).
During 2011, we managed and reported our business globally through the following three segments:

•	North America (which consisted of our operations in the U.S. and Canada);

•	Asia Pacific (which primarily consisted of our operations in Australia, Japan, Greater China and India); and

•	Europe and Other International Markets (which primarily consisted of our operations in the U.K., the Netherlands, Belgium, Latin America and our total Worldwide Network).
The financial statements of the subsidiaries outside North America reflect a fiscal year ended November 30 in order to facilitate the timely reporting of our consolidated financial results and consolidated financial position.
Where appropriate, we have reclassified certain prior year amounts to conform to the current year presentation.
Significant Accounting Policies
Revenue Recognition. Revenue is recognized when the following four conditions are met:

•	Persuasive evidence of an arrangement exists;

•	The contract fee is fixed or determinable;

•	Delivery or performance has occurred; and

•	Collectability is reasonably assured.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENT - (Continued)
(Tabular dollar amounts in millions, except per share data)

Risk information is also sold using monthly or annual contracts that allow customers to purchase our risk information up to the contract amount based on an agreed price list. Once the contract amount is fully used, additional risk information can be purchased at per-item prices, which may be different than those in the original contract. Revenue on these contracts is recognized on a per-item basis as information is purchased and delivered to the customer. If customers do not use the full amount of their contract and forfeit the unused portion, we recognize the forfeited amount as revenue at contract expiration.
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
Sales of software that are considered to be more than incidental are recognized in revenue when a noncancelable license agreement has been signed and the software has been shipped and installed, if required.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENT - (Continued)
(Tabular dollar amounts in millions, except per share data)

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
Sales Cancellations. In determining sales cancellation allowances, we analyze historical trends, customer-specific factors and current economic trends. Based on this information, we record an allowance as appropriate.
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
Employee Benefit Plans. We provide various defined benefit plans to our employees as well as healthcare benefits to our retired employees. We use actuarial assumptions to calculate pension and benefit costs as well as pension assets and liabilities included in the consolidated financial statements. See Note 10 to the consolidated financial statements included in this Annual Report on Form 10-K for further detail.
Income Taxes and Tax Contingencies. In determining taxable income for financial statement purposes, we must make certain estimates and judgments. These estimates and judgments affect the calculation of certain tax liabilities and the determination of the recoverability of certain of the deferred tax assets, which arise from net operating losses and temporary differences between the tax and financial statement recognition of revenue and expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT - (Continued)
(Tabular dollar amounts in millions, except per share data)

In evaluating our ability to recover our deferred tax assets, we consider all available positive and negative evidence, including our past operating results, the existence of cumulative losses in the most recent years and our forecast of future taxable income. In estimating future taxable income, we develop assumptions, including the amount of future pre-tax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses.
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
Legal Contingencies. We are involved in legal proceedings, claims and litigation arising in the ordinary course of business for which we believe we have adequate reserves, and such reserves are not material to the consolidated financial statements. In addition, from time-to-time we may be involved in additional matters which could become material and for which we may also establish reserve amounts as discussed in Note 13 to the consolidated financial statements included in this Annual Report on Form 10-K. We record a liability when management believes that it is both probable that a liability has been incurred and we can reasonably estimate the amount of the loss. For such matters where management believes a liability is not probable but is reasonably possible, a liability is not recorded; instead, an estimate of loss or range of loss, if material individually or in the aggregate, is disclosed if reasonably estimable, or a statement will be made that an estimate of loss cannot be made. As additional information becomes available, we adjust our assessment and estimates of such liabilities accordingly.
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
Property, Plant and Equipment. Property, plant and equipment are stated at cost, except for property, plant and equipment that have been impaired for which the carrying amount is reduced to the estimated fair value at the impairment date. Property, plant and equipment are generally depreciated using the straight-line method. Buildings are depreciated over a period of 40 years. Equipment, including furniture, is depreciated over a period of three to ten years. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful life of the improvement. Property, plant and equipment depreciation and amortization expense for the years ended December 31, 2013, 2012 and 2011 was $8.1 million, $11.2 million and $12.3 million, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENT - (Continued)
(Tabular dollar amounts in millions, except per share data)

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
The computer software amortization expense for the years ended December 31, 2013, 2012 and 2011 were $46.9 million, $49.2 million and $46.0 million, respectively. As of December 31, 2013 and 2012, we acquired $2.9 million and $4.2 million, respectively, of computer software, which was included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets as of December 31, 2013 and 2012, and was therefore excluded from the consolidated statements of cash flows for the years ended December 31, 2013 and 2012, respectively.
Goodwill and Other Indefinite-Lived Intangible Assets. Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangibles with an indefinite life are not subject to regular periodic amortization. Instead, the carrying amount of the goodwill and indefinite-lived intangibles is tested for impairment at least annually and between annual tests if events or circumstances warrant such a test. An impairment loss would be recognized if the carrying amount exceeded the fair value.
We assess recoverability of goodwill at the reporting unit level. A reporting unit is an operating segment or a component of an operating segment that is a business for which discrete financial information is available and reviewed by a segment manager. Our reporting units are North America, United Kingdom, Benelux, Europe Partnerships, Latin America, Asia Partnerships, Greater China, Australia and India. We perform a two-step goodwill impairment test. In the first step, we compare the fair value of each reporting unit to its carrying value. We determine the fair value of our reporting units based on the market approach and also in certain instances use the income approach to further validate our results. Under the market approach, we estimate the fair value based on market multiples of current year earnings before interest, taxes, depreciation and amortization (“EBITDA”) for each individual reporting unit. For the market approach, we use judgment in identifying the relevant comparable-company market multiples (i.e., recent divestitures/acquisitions, facts and circumstances surrounding the market, dominance, growth rate, etc.). For the income approach, we used projections based on management's most recent view of the long-term outlook for each reporting unit. Factors specific to each reporting unit include revenue growth, profit margins, terminal value growth rates, capital expenditures projections, assumed tax rates, discount rates and other assumptions deemed reasonable by management.
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
No impairment charges were recognized related to goodwill and indefinite-lived intangible assets for the fiscal years ended December 31, 2013, 2012 and 2011.
Other intangibles, which primarily include customer lists and relationships, trademarks and technology related assets resulting from acquisitions, are being amortized over one to 17 years based on their estimated useful life using the straight-line

NOTES TO CONSOLIDATED FINANCIAL STATEMENT - (Continued)
(Tabular dollar amounts in millions, except per share data)

method. Other intangibles amortization expense for the years ended December 31, 2013, 2012 and 2011 were $15.9 million, $17.3 million and $22.5 million, respectively. Other intangibles are tested for recoverability along with other long-lived assets, excluding goodwill and indefinite-lived intangibles, whenever events or circumstances indicate the carrying value may not be recoverable. See “Impairment of Long-Lived Assets” below.
Future amortization of acquired intangible assets as of December 31, 2013 is as follows:

Total	2014	2015	2016	2017	2018	Thereafter
$76.7	$14.8	$12.3	$11.4	$7.6	$6.2	$24.4
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
During the fourth quarter of 2013, we recorded an impairment charge of $31.3 million primarily related to (i) technology and software assets that were primarily related to our data management infrastructure (data supply chain) in our North America segment. We can improve data collection through other commercially available means, as needed. We determined that the fair value of these assets is zero based on Level III inputs (see “Fair Value of Financial Instruments” below for discussion on Level inputs), as market data is not readily available. Of the $31.3 million impairment charge, $28.6 million was included in "Operating Costs" and $2.7 million was included in "Selling and Administrative Expenses" in our North America segment.
During the fourth quarter of 2013, we also recorded an impairment charge of $1.7 million related to our China Trade Portal ("Portal") asset resulting from lower than expected product revenue. We decided to sunset the Portal product and migrate our existing Portal customers to an enhanced version of our existing DUNS Registered Seal product. We determined that the fair value of these assets is zero based on Level III inputs (see “Fair Value of Financial Instruments” below for discussion on Level inputs) as market data is not readily available. The impairment charge was included in "Operating Costs" in our Asia Pacific segment.
During the first quarter of 2012, we recorded an impairment charge of $12.9 million related to the accounts receivable, intangible assets, prepaid costs and software for Roadway, an operation in our Greater China reporting unit. See Note 13 to the consolidated financial statements included in this Annual Report on Form 10-K for further discussion. We determined that the fair value of these intangible assets, prepaid costs and software is zero based on Level III inputs (see “Fair Value of Financial Instruments” below for discussion on Level inputs), as market data of these assets are not readily available. We wrote down the accounts receivable balance to its realizable value based on the probability of collecting from the customer accounts. Of the $12.9 million impairment charge, $4.1 million was included in "Operating Costs" and $8.8 million was included in "Selling and Administrative Expenses" in our Asia Pacific segment.
During the fourth quarter of 2011, we recorded an impairment charge of $3.3 million related to the intangible assets acquired from the AllBusiness.com, Inc. (“AllBusiness.com”) acquisition as a result of a decline in performance. We determined that the fair value of these intangible assets is zero based on Level III inputs (see “Fair Value Measurements” below for discussion on Level inputs). The impairment charge was included in “Selling and Administrative Expenses” in our North America segment.
During the third quarter of 2011, we recorded an impairment charge of approximately $8.0 million related to a 2008 investment in a research and development data firm as a result of its financial condition and our focus on our Strategic Technology Investment or MaxCV. We determined the fair value to be zero. The impairment charge was included in Other Income (Expense) – Net in our Europe and Other International Markets segment.
Foreign Currency Translation. For all operations outside the U.S. where we have designated the local currency as the functional currency, assets and liabilities are translated using the end-of-year exchange rates, and revenues and expenses are translated using average exchange rates for the year. For those countries where we designate the local currency as the functional currency, translation adjustments are accumulated in a separate component of shareholders’ equity. We recorded foreign currency translation income of $0.1 million, foreign currency translation income of $0.9 million and foreign currency translation expense of $3.1 million for the years ended December 31, 2013, 2012 and 2011, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT - (Continued)
(Tabular dollar amounts in millions, except per share data)

Earnings Per Share (“EPS”) of Common Stock. Basic EPS is calculated based on the weighted average number of shares of common stock outstanding during the reporting period. Diluted EPS is calculated giving effect to all potentially dilutive common shares, assuming such shares were outstanding during the reporting period. The difference between basic and diluted EPS is solely attributable to stock options and restricted stock programs. We use the treasury stock method to calculate the impact of outstanding stock options and restricted stock units.
We are required to include in our computation of diluted EPS any contingently issuable shares that have satisfied all the necessary conditions by the end of the reporting period or would have satisfied all necessary conditions if the end of the reporting period was the end of the performance period. Contingently issuable shares are shares that issuance is contingent upon the satisfaction of certain conditions other than just service. Our performance-based restricted stock units are deemed to be contingently issuable shares.
In addition, we are required to assess if any of our share-based payment transactions are deemed participating securities prior to vesting and therefore need to be included in the earnings allocation when computing EPS under the two-class method. The two-class method requires earnings to be allocated between common shareholders and holders of participating securities. All outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be a separate class of common stock and should be included in the calculation of basic and diluted EPS. Based on a review of our stock-based awards, we have determined that only our restricted stock awards are deemed participating securities.
Stock-Based Compensation. Our stock-based compensation programs are described more fully in Note 11 to the consolidated financial statements included in this Annual Report on Form 10-K.
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
For restricted stock unit awards which vest based solely on service, the fair value is estimated by using the average of the high and low prices of our common stock on the date of grant.
For performance-based restricted stock units which have performance conditions, the fair market value is estimated by using the average of the high and low prices of our common stock on the date of grant. Compensation cost recognized over the performance period is based on the expected outcome of the performance condition. For performance-based restricted stock units which have market conditions, the fair market value is estimated on the date of grant using a Monte Carlo valuation model, which estimates possible outcomes of market conditions. Incorporated into the fair value of these awards is the possibility that the market conditions may not be satisfied. Compensation cost related to awards with market conditions are recognized regardless of whether the market condition is satisfied, provided that the requisite service has been satisfied. The Monte Carlo valuation model requires that we make assumptions about the stock price volatility, dividend yield, expected term of the award and risk-free interest rates. Our expected stock price volatility assumption is derived from the historical volatility of our common stock or for certain awards, a blend of historical volatility and, when available, implied volatility of our common stock. The expected dividend yield assumption is determined by dividing our most recent quarterly dividend payment by the average of the stock price from the three months preceding the grant date. The result is then annualized and compounded. Expected term is based on the period from date of grant through the end of the performance evaluation period. Our risk-free interest rate assumption corresponds to the expected term assumption of the stock option and is based on the U.S. Treasury yield curve in effect at the time of grant.
If factors change, we may decide to use different assumptions under our valuation models and our forfeiture assumption in the future, which could materially affect our stock-based compensation expense, operating income, net income and earnings per share.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT - (Continued)
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
We recognize all such financial instruments as either assets or liabilities on the balance sheet and measure those instruments at fair value. We do not use derivative financial instruments for trading or speculative purposes.
We use foreign exchange forward and option contracts to hedge certain non-functional currency-denominated intercompany and third-party transactions and to hedge the U.S. dollar equivalent value of certain non-U.S. earnings streams. These foreign exchange forward and option contracts are marked-to-market and the resulting remeasurement gains and losses are recorded as other income or expense. In addition, foreign exchange forward and option contracts are used to hedge certain of our foreign net investments. The gains and losses associated with these contracts are recorded in “Cumulative Translation Adjustment,” a component of shareholders’ equity.
From time-to-time, we use interest rate swap agreements to hedge long-term fixed-rate debt. In November 2010, we issued senior notes with a face value of $300 million that mature on November 15, 2015 (the “2015 notes”). In November and December 2010, we executed interest rate fair value hedges in the form of interest rate swap agreements in order to offset the change in fair value of the fixed rate 2015 notes attributable to changes in LIBOR. When executed, we designate the swaps as fair-value hedges and assess whether the swaps are highly effective in offsetting changes in the fair value of the hedged debt. We formally document all relationships between hedging instruments and hedged items, and we have documented policies for managing our exposures. Changes in the fair values of interest rate swap agreements that are designated fair-value hedges are recognized in earnings as an adjustment of interest expense. The hedge accounting effectiveness is monitored on an ongoing basis, and if considered ineffective, we discontinue hedge accounting prospectively. See Note 7 to the consolidated financial statements included in this Annual Report on Form 10-K.
In March 2012, in connection with our objective to manage our exposure to interest rate changes and our policy to manage our fixed and floating-interest rate debt mix, these interest rate derivatives discussed in the previous paragraph were terminated. This resulted in a gain of $0.3 million and the receipt of $5.0 million in cash on March 12, 2012, the swap termination settlement date. The gain of $0.3 million was recorded in “Other Income (Expense) – Net” in the consolidated statement of operations and comprehensive income during the year ended December 31, 2012.
Also, from time-to-time, we use interest rate swap agreements to hedge our variable-interest rate debt. In January 2009 and December 2008, we executed interest rate cash flow hedges in the form of interest rate swap agreements in order to mitigate our exposure to variability in cash flows related to future interest rate payments on a designated portion of our variable interest rate borrowings. We defer gains and losses on these derivative instruments in the accumulated other comprehensive income (loss) line of the consolidated balance sheet until the hedged transactions impact our earnings. The hedge accounting effectiveness is monitored on an ongoing basis, and any resulting ineffectiveness will be recorded as gains and losses in earnings in the respective measurement period. See Note 7 to the consolidated financial statements included in this Annual Report on Form 10-K for further detail.
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
Transaction gains and losses are recognized in earnings in “Other Income (Expense) – Net.” We recorded transaction gains of less than $0.1 million, transaction gains of $1.1 million and transaction losses of $1.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT - (Continued)
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
The estimated fair values of financial assets and liabilities and certain non-financial assets and liabilities, which are presented herein, have been determined by our management using available market information and appropriate valuation methodologies. However, judgment is required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein may not necessarily be indicative of amounts we could realize in a current market sale. See Note 7 to the consolidated financial statements included in this Annual Report on Form 10-K.
Note 2. Recent Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board ("FASB") issued ASU No. 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss or a Tax Credit Carryforward Exists (a consensus of the Emerging Issues Task Force)," which states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If a company does not have: (i) a net operating loss carryforward; (ii) a similar tax loss; or (iii) a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The authoritative guidance is effective for fiscal years and the interim periods within those fiscal years beginning on or after December 15, 2013 and should be applied on a prospective basis. We do not expect that the adoption of this authoritative guidance will have a material impact on the consolidated financial statements.
In July 2013, the FASB issued ASU No. 2013-10, "Derivatives and Hedging (Topic 815): Inclusion of the Fed Funds Effective Swap Rate (or Overnight Index Swap Rate) as a Benchmark Interest Rate for Hedge Accounting Purposes (a consensus of the Emerging Issues Task Force)," which permits a company to designate the Fed Funds Effective Swap Rate ("Fed Funds rate"), also referred to as the overnight index swap rate ("OIS"), as a benchmark interest rate for hedge accounting purposes. In addition, this ASU removes the restriction on using different benchmark interest rates for similar hedges. The authoritative guidance is effective prospectively for qualifying new or redesignated hedging relationships entered into on or after July 17, 2013. The adoption of this authoritative guidance did not have a material impact on the consolidated financial statements.
In March 2013, the FASB issued ASU No. 2013-5, "Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force)," which states that a cumulative translation adjustment ("CTA") is attached to the parent’s investment in a foreign entity and should be released in a manner consistent with the derecognition guidance on investments in entities. The entire amount of the CTA associated with the foreign

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

entity would be released when there has been a: (i) sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity; (ii) loss of a controlling financial interest in an investment in a foreign entity; and (iii) step acquisition for a foreign entity. The authoritative guidance does not change the requirement to release a pro rata portion of the CTA of the foreign entity into earnings for a partial sale of an equity method investment in a foreign entity. The authoritative guidance is effective for fiscal years and the interim periods within those fiscal years beginning on or after December 15, 2013 and should be applied on a prospective basis. We do not expect that the adoption of this authoritative guidance will have a material impact on the consolidated financial statements.
In February 2013, the FASB issued ASU No. 2013-02, "Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income." The authoritative guidance adds new disclosure requirements for items reclassified out of accumulated other comprehensive income. A company would disaggregate the total change of each component of other comprehensive income and separately present reclassification adjustments and current-period other comprehensive income. The authoritative guidance requires a company to present information about significant items reclassified out of accumulated other comprehensive income by component either on the face of the statement where net income is presented or as a separate disclosure in the notes to the financial statements. The authoritative guidance is effective for fiscal years and the interim periods within those annual periods beginning after December 15, 2012. The authoritative guidance was applied prospectively. See Note 4 to the consolidated financial statements included in this Annual Report on Form 10-K for more information.
In January 2013, the FASB issued ASU No. 2013-01, "Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities," which clarifies which instruments and transactions are subject to the offsetting disclosure requirements established by ASU No. 2011-11, “Balance Sheet (Topic 210); Disclosures about Offsetting Assets and Liabilities” or “ASU No. 2011-11.” The authoritative guidance limits the scope of the offsetting disclosures to (i) recognized derivative instruments accounted for in accordance with ASC 815, “Derivatives and Hedging”, or “ASC 815,” subject to the authoritative guidance for offsetting in the statement of financial position and (ii) recognized derivative instruments accounted for in accordance with ASC 815 that are subject to an enforceable master netting arrangement or similar agreement. The authoritative guidance is effective for annual reporting periods beginning on or after January 1, 2013 and interim periods within those annual periods. A company is required to provide the disclosures required in ASU No. 2011-11 for the applicable instruments and transactions under this authoritative guidance retrospectively for all comparative periods presented. The adoption of this authoritative guidance did not have a material impact on the consolidated financial statements.
Note 3. Restructuring Charge
We incurred restructuring charges (which generally consist of employee severance and termination costs, contract terminations and/or costs to terminate lease obligations less assumed sublease income). These charges were incurred as a result of eliminating, consolidating, standardizing and/or automating our business functions.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

During the year ended December 31, 2013, we recorded a $13.9 million restructuring charge. The significant components of these charges included:

•
Severance and termination costs of $8.2 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 160 employees were impacted. Of these 160 employees, approximately 140 employees exited the Company in 2013 and approximately 20 employees will exit the Company in 2014. The cash payments for these employees will be substantially completed by the second quarter of 2014; and

•	Contract termination, lease termination obligations and other exit costs including those to consolidate or close facilities and impairments of $5.7 million.

During the year ended December 31, 2012, we recorded a $29.4 million restructuring charge. The significant components of these charges included:

•
Severance and termination costs of $17.7 million and $5.0 million in accordance with the provisions of ASC 712-10 and ASC 420-10, respectively, were recorded. Approximately 765 employees were impacted. Of these 765 employees, approximately 690 employees exited the Company in 2012 and approximately 75 employees exited the Company in 2013. The cash payments for these employees were substantially completed by the third quarter of 2013; and

•	Contract termination, lease termination obligations and other exit costs including those to consolidate or close facilities of $6.7 million.
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

•	Contract termination, lease termination obligations, other exit costs including those to consolidate or close facilities of $4.6 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

The following tables set forth, in accordance with ASC 712-10 and/or ASC 420-10, the restructuring reserves and utilization:

	Severance and Termination	Contract Termination, Lease Termination Obligations and Other Exit Costs	Total
Restructuring Charges:
Balance Remaining as of January 1, 2011	$8.9	$0.5	$9.4
Charge Taken during the Year Ended December 31, 2011	17.5	4.6	22.1
Payments/Pension Plan Settlement(1) during the Year Ended December 31, 2011	(18.1)	(2.9)	(21.0)
Balance Remaining as of December 31, 2011	$8.3	$2.2	$10.5
Charge Taken during the Year Ended December 31, 2012	22.7	6.7	29.4
Payments during the Year Ended December 31, 2012	(21.6)	(6.6)	(28.2)
Balance Remaining as of December 31, 2012	$9.4	$2.3	$11.7
Charge Taken during the Year Ended December 31, 2013	8.2	5.7	13.9
Payments/Asset Impairment(2) during the Year Ended December 31, 2013	(11.8)	(3.4)	(15.2)
Balance Remaining as of December 31, 2013	$5.8	$4.6	$10.4

(1)	We incurred settlements totaling $1.3 million in 2011 related to our Canadian Pension Plan.

(2)	We incurred an asset impairment of $0.5 million in the first quarter of 2013 related to the termination of a lease.
For initiatives taken during the years ended December 31, 2012 and 2011, all actions were substantially completed as of December 31, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Note 4. Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income ("AOCI") as of December 31, 2013 and 2012:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
December 31, 2011	$(168.3)	$(638.4)	$—	$(806.7)
Other Comprehensive Income Before Reclassifications	18.4	(78.4)	—	(60.0)
Amounts Reclassified From Accumulated Other Comprehensive Income, net of tax	(1.3)	15.8	0.1	14.6
December 31, 2012	$(151.2)	$(701.0)	$0.1	$(852.1)
Other Comprehensive Income Before Reclassifications	(35.5)	127.9	—	92.4
Amounts Reclassified From Accumulated Other Comprehensive Income, net of tax	—	20.9	—	20.9
December 31, 2013	$(186.7)	$(552.2)	$0.1	$(738.8)
The following table summarizes the reclassifications out of AOCI as of December 31, 2013, 2012 and 2011:

Details About Accumulated Other Comprehensive Income Components	Affected Line Item in the Statement Where Net Income is Presented	Amount Reclassified from Accumulated Other Comprehensive Income
		For the Years Ended December 31,
		2013	2012	2011
Foreign Currency Translation Adjustments:
Sale of Business	Other Income (Expense) – Net	$—	$(1.3)	$—

Defined Benefit Pension Plans:
Amortization of Prior Service Costs	Selling and Administrative Expenses	$(6.4)	$(7.1)	$(7.1)
	Operating Expenses	(2.5)	(2.5)	(2.5)
Amortization of Actuarial Gain/Loss	Selling and Administrative Expenses	30.5	24.6	17.8
	Operating Expenses	11.8	8.5	6.3
Total Before Tax		33.4	23.5	14.5
Tax (Expense) or Benefit		(12.5)	(7.7)	(5.8)
Total After Tax		$20.9	$15.8	$8.7

Derivative Financial Instruments:
Amortization of Cash Flow Hedges	Interest Expense	$—	$1.7	$3.0
Loss on Derivative	Other Income (Expense) - Net	—	0.3	—
Total Before Tax		—	2.0	3.0
Tax (Expense) or Benefit		—	(1.9)	—
Total After Tax		$—	$0.1	$3.0

Total Reclassifications for the Period, Net of Tax		$20.9	$14.6	$11.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Note 5. Income Taxes

Income before provision for income taxes consisted of:

	For the Years Ended December 31,
	2013	2012	2011
U.S.	$319.5	$295.1	$304.1
Non-U.S.	76.5	83.2	64.0
Income Before Provision for Income Taxes, and Equity in Net Income of Affiliates	$396.0	$378.3	$368.1

The provision for income taxes consisted of:

	For the Years Ended December 31,
	2013	2012	2011
Current Tax Provision:
U.S. Federal	$81.6	$45.9	$71.3
State and Local	8.3	6.8	11.0
Non-U.S.	21.2	10.3	18.1
Total Current Tax Provision	111.1	63.0	100.4
Deferred Tax Position:
U.S. Federal	30.8	15.4	11.9
State and Local	(2.6)	3.1	1.2
Non-U.S.	(3.8)	1.6	(4.3)
Total Deferred Tax Provision	24.4	20.1	8.8
Provision for Income Taxes	$135.5	$83.1	$109.2

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and our effective tax rate for financial statement purposes:

	For the Years Ended December 31,
	2013	2012	2011
Statutory Tax Rate	35.0%	35.0%	35.0%
State and Local Taxes, net of U.S. Federal Tax Benefits	0.9	1.7	2.2
Non-U.S. Taxes	(2.3)	(3.2)	(1.4)
Valuation Allowance	0.7	(0.5)	(0.1)
Interest	0.5	0.8	0.7
Tax Credits and Deductions	(1.3)	(1.3)	(0.9)
Tax Contingencies Related to Uncertain Tax Positions	0.4	0.4	—
Impact of Legacy Tax Matters	—	(7.1)	(5.5)
Loss on Investment	—	(4.1)	(2.1)
Other	0.3	0.3	1.8
Effective Tax Rate	34.2%	22.0%	29.7%
Income taxes paid were $126.1 million, $110.2 million and $113.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. Income taxes refunded were $4.9 million, $7.0 million and $20.2 million for the years ended December 31, 2013, 2012 and 2011, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Deferred tax assets (liabilities) are comprised of the following:

	December 31,
	2013	2012
Deferred Tax Assets:
Operating Losses	$41.9	$38.9
Restructuring Costs	2.6	4.1
Bad Debts	5.2	5.1
Accrued Expenses	12.6	19.9
Investments	11.5	10.3
Other	2.0	4.4
Pension and Postretirement Benefits	145.9	250.8
Total Deferred Tax Assets	221.7	333.5
Valuation Allowance	(38.3)	(35.4)
Net Deferred Tax Assets	183.4	298.1
Deferred Tax Liabilities:
Intangibles	(35.7)	(39.6)
Fixed Assets	(4.2)	(8.5)
Other	(0.7)	—
Total Deferred Tax Liabilities	(40.6)	(48.1)
Net Deferred Tax Assets	$142.8	$250.0
We have not provided for U.S. deferred income taxes or foreign withholding taxes on $832.3 million of undistributed earnings of our non-U.S. subsidiaries as of December 31, 2013, since we intend to reinvest these earnings indefinitely. Additionally, we have not determined the tax liability if such earnings were remitted to the U.S., as the determination of such liability is not practicable.
We have federal, state and local, and foreign tax loss carry-forwards, the tax effect of which was $40.5 million as of December 31, 2013. Approximately $32.0 million of these tax benefits have an indefinite carry-forward period. The remainder of $8.5 million expires at various times between 2014 and 2023.
We have established a valuation allowance against non-U.S. net operating losses in the amount of $26.8 million, $25.2 million and $27.4 million for the years ended December 31, 2013, 2012 and 2011, respectively, that in the opinion of our management are more likely than not to expire before we can utilize them.
For the year ended December 31, 2013, we increased our unrecognized tax benefits by $5.1 million (net of decreases). The increase primarily relates to increases in uncertain tax positions in our U.S. jurisdictions. The total amount of gross unrecognized tax benefits as of December 31, 2013, 2012 and 2011 were $105.8 million, $100.7 million and $120.1 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

The following is a reconciliation of the gross unrecognized tax benefits:

Gross Unrecognized Tax Benefits as of January 1, 2011	$150.7
Additions for Prior Years' Tax Positions	0.1
Additions for Current Years' Tax Positions	14.6
Settlements with Taxing Authority	(0.8)
Reduction in Prior Years' Tax Positions	(29.2)
Reduction Due to Expired Statute of Limitations	(15.3)
Gross Unrecognized Tax Benefits as of December 31, 2011	120.1
Additions for Prior Years' Tax Positions	5.1
Additions for Current Years' Tax Positions	5.1
Addition due to CTA	0.3
Reduction in Prior Years' Tax Positions	(28.7)
Reduction Due to Expired Statute of Limitations	(1.2)
Gross Unrecognized Tax Benefits as of December 31, 2012	100.7
Additions for Prior Years' Tax Positions	7.7
Additions for Current Years' Tax Positions	0.5
Settlements with Taxing Authority	(1.0)
Reduction due to CTA	(0.5)
Reduction in Prior Years' Tax Positions	(0.4)
Reduction Due to Expired Statute of Limitations	(1.2)
Gross Unrecognized Tax Benefits as of December 31, 2013	$105.8
The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $99.9 million, net of tax benefits. At December 31, 2013, we had anticipated that it was reasonably possible that total unrecognized tax benefits would decrease by approximately $63 million within the next 12 months as a result of the effective settlement of an audit and the expiration of applicable statutes of limitation. See Note 18 to the consolidated financial statements included in this Annual Report on Form 10-K for Subsequent Events.
We recognize accrued interest expense related to unrecognized tax benefits in income tax expense. The total amount of interest expense, net of tax benefits, recognized for the years ended December 31, 2013, 2012 and 2011 was $2.5 million, $2.7 million and $3.1 million, respectively. The total amount of accrued interest as of December 31, 2013 and 2012 was $10.4 million and $8.4 million, net of tax benefits, respectively.
Note 6. Notes Payable and Indebtedness
Our borrowings are summarized in the following table:

	December 31,
	2013	2012
Debt Maturing Within One Year:
Other	$0.1	$0.2
Total Debt Maturing Within One Year	$0.1	$0.2

Debt Maturing After One Year:
Long-Term Fixed-Rate Notes (Net of a $3.0 and $3.5 discount as of December 31, 2013 and 2012, respectively)	$1,047.0	$1,046.5
Fair Value Adjustment Related to Hedged Debt	2.5	3.8
Credit Facility	466.5	240.2
Other	—	0.2
Total Debt Maturing After One Year	$1,516.0	$1,290.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Fixed-Rate Notes

In December 2012, we issued senior notes with a face value of $450 million that mature on December 1, 2017 (the “2017 notes”), bearing interest at a fixed annual rate of 3.25%, payable semi-annually. In addition, in December 2012, we issued senior notes with a face value of $300 million that mature on December 1, 2022 (the “2022 notes”), bearing interest at a fixed annual rate of 4.375%, payable semi-annually. The proceeds were used in December 2012 to repay borrowings outstanding under our revolving credit facility and retire our then outstanding $400 million senior notes bearing interest at a fixed annual rate of 6.00%, which had a maturity date of April 2013 (the “2013 notes”). In connection with the redemption of the 2013 notes, we recorded a premium payment of $5.4 million to “Other Income (Expense) – Net” in the consolidated statement of operations and comprehensive income during the year ended December 31, 2012. The interest rates applicable to the 2017 notes and 2022 notes are subject to adjustment if our debt rating is decreased three levels below the Standard & Poor's and Fitch BBB+ credit ratings that we held on the date of issuance. After a rate adjustment, if our debt ratings are subsequently upgraded, the adjustment(s) would reverse. The maximum adjustment is 2.00% above the initial interest rate and the rate cannot adjust below the initial interest rates. As of December 31, 2013, no such adjustments to the interest rates were required. The 2017 notes and 2022 notes carrying amounts of $450.0 million and $297.4 million, net of less than $0.1 million and $2.6 million of remaining issuance discounts respectively, are recorded as “Long-Term Debt” in the consolidated balance sheet at December 31, 2013.
The 2017 notes and 2022 notes were issued at discounts of less than $0.1 million and $2.9 million, respectively. In addition, in connection with the issuance, we incurred underwriting and other fees of approximately $3.4 million and $2.5 million for the 2017 notes and 2022 notes, respectively. These costs are being amortized over the life of the applicable notes. The 2017 notes and 2022 notes contain certain covenants that limit our ability to create liens, enter into sale and leaseback transactions and consolidate, merge or sell assets to another entity. We were in compliance with these non-financial covenants at December 31, 2013 and 2012. The 2017 notes and 2022 notes do not contain any financial covenants.
On January 30, 2008, we entered into interest rate derivative transactions with an aggregate notional amount of $400 million. The objective of these hedges was to mitigate the variability of future cash flows from market changes in Treasury rates in anticipation of the issuance of the 2013 notes. These transactions were accounted for as cash flow hedges and, as such, changes in fair value of the hedges that took place through the date of the issuance of the 2013 notes were recorded in AOCI. In connection with the issuance of the 2013 notes, these interest rate derivative transactions were terminated, resulting in a loss and a payment of $8.5 million on March 28, 2008, the date of termination. The March 28, 2008 payment had been recorded in AOCI and has been amortized over the life of the 2013 notes. In connection with the redemption of the 2013 notes in December 2012, the remaining unamortized portion of the loss in the amount of $0.3 million was recorded to “Other Income (Expense) – Net” in the consolidated statement of operations and comprehensive income during the year ended December 31, 2012. In addition, with the redemption of the 2013 notes in December 2012, the remaining unamortized underwriting and other fees in the amount of $0.1 million were recorded to "Other Income (Expense) – Net" in the consolidated statement of operations and comprehensive income during the year ended December 31, 2012.
In November 2010, we issued senior notes with a face value of $300 million that mature on November 15, 2015 (“the 2015 notes”), bearing interest at a fixed annual rate of 2.875%, payable semi-annually. The proceeds were used in December 2010 to repay our then outstanding $300 million senior notes, bearing interest at a fixed annual rate of 5.50%, which had a maturity date of March 15, 2011 (the “2011 notes”). In connection with the redemption of the 2011 notes, we recorded a premium payment of $3.7 million to “Other Income (Expense) – Net” in the consolidated statement of operations and comprehensive income during the year ended December 31, 2010. The 2015 notes of $299.6 million, net of $0.4 million remaining discount, are recorded as “Long-Term Debt” in the consolidated balance sheet at December 31, 2013.
The 2015 notes were issued at a discount of $1.1 million, and, in connection with the issuance, we incurred underwriting and other fees of approximately $2.5 million. These costs are being amortized over the life of the 2015 notes. The 2015 notes contain certain covenants that limit our ability to create liens, enter into sale and leaseback transactions and consolidate, merge or sell assets to another entity. We were in compliance with these non-financial covenants at December 31, 2013 and 2012. The 2015 notes do not contain any financial covenants.
In November and December 2010, we entered into interest rate derivative transactions with aggregate notional amounts of $125 million. The objective of these hedges was to offset the change in fair value of the fixed rate 2015 notes attributable to changes in LIBOR. These transactions have been accounted for as fair value hedges. We have recognized the gain or loss on the derivative instruments, as well as the offsetting loss or gain on the hedged item, in “Other Income (Expense) – Net” in the consolidated statements of operations and comprehensive income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

In March 2012, in connection with our objective to manage our exposure to interest rate changes and our policy to manage our fixed and floating-interest rate debt mix, these interest rate derivatives discussed in the previous paragraph were terminated. This resulted in a gain of $0.3 million and the receipt of $5.0 million in cash on March 12, 2012, the swap termination settlement date. The gain of $0.3 million was recorded in “Other Income (Expense) – Net” in the consolidated statement of operations and comprehensive income during the year ended December 31, 2012.
Approximately $0.8 million of derivative gains offset by a $0.5 million loss on the fair value adjustment related to the hedged debt were recorded through the date of termination in the results for the three months ended March 31, 2012. The $4.9 million adjustment in the carrying amount of the hedged debt at the date of termination is being amortized as an offset to “Interest Expense” in the consolidated statements of operations and comprehensive income over the remaining term of the 2015 notes. Approximately $1.3 million of amortization was recorded during the year ended December 31, 2013, resulting in a balance of $2.5 million in the consolidated balance sheet at December 31, 2013.
Credit Facility

At December 31, 2013 and 2012, we had an $800 million, revolving credit facility, which expires in October 2016. Borrowings under the $800 million revolving credit facility are available at prevailing short-term interest rates. The facility requires the maintenance of interest coverage and total debt to Earnings Before Income Taxes, Depreciation and Amortization (“EBITDA”) ratios, which are defined in the credit agreement. We were in compliance with these revolving credit facility financial covenants at December 31, 2013 and 2012.

At December 31, 2013 and 2012, we had $466.5 million and $240.2 million, respectively, of borrowings outstanding under the $800 million revolving credit facility with weighted average interest rates of 1.24% and 1.62%, respectively. We borrowed under this facility from time-to-time during the year ended December 31, 2013 to supplement the timing of receipts in order to fund our working capital. We have also borrowed under this facility from time-to-time to fund a portion of our share repurchases. The $800 million revolving credit facility also supports our commercial paper program which was increased from $300 million to $800 million during July 2012. Under this program, we may issue from time-to-time unsecured promissory notes in the commercial paper market in private placements exempt from registration under the Securities Act of 1933, as amended, for a cumulative face amount not to exceed $800 million outstanding at any one time and with maturities not exceeding 364 days from the date of issuance. Outstanding commercial paper effectively reduces the amount available for borrowing under the $800 million revolving credit facility. We did not borrow under our commercial paper program during the years ended December 31, 2013 and 2012.
Other
At December 31, 2013 and 2012, certain of our international operations had uncommitted lines of credit of $2.6 million and $3.0 million, respectively. There were no borrowings outstanding under these lines of credit at December 31, 2013 and 2012, respectively. These arrangements have no material facility fees and no compensating balance requirements.
At December 31, 2013 and 2012, we were contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties and parent guarantees in favor of certain of our banks totaling $4.7 million and $12.5 million, respectively.
In March 2012, we terminated our then-outstanding interest rate derivatives that were intended to offset the change in fair value of the fixed rate 2015 notes attributable to changes in LIBOR, resulting in the receipt of $5.0 million in cash on the date of termination.  Interest paid for all outstanding debt totaled $39.9 million, $41.8 million and $33.4 million during the years ended December 31, 2013, 2012 and 2011, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

We do not use derivative financial instruments for trading or speculative purposes. If a hedging instrument ceases to qualify as a hedge in accordance with hedge accounting guidelines, any subsequent gains and losses are recognized currently in income. Collateral is generally not required for these types of instruments.
By their nature, all such instruments involve risk, including the credit risk of non-performance by counterparties. However, at December 31, 2013 and 2012, there was no significant risk of loss in the event of non-performance of the counterparties to these financial instruments. We control our exposure to credit risk through monitoring procedures.
Our trade receivables do not represent a significant concentration of credit risk at December 31, 2013 and 2012, because we sell to a large number of customers in different geographical locations and industries.
Interest Rate Risk Management
Our objective in managing our exposure to interest rates is to limit the impact of interest rate changes on our earnings, cash flows and financial position, and to lower our overall borrowing costs. To achieve these objectives, we maintain a policy that floating-rate debt be managed within a minimum and maximum range of our total debt exposure. To manage our exposure and limit volatility, we may use fixed-rate debt, floating-rate debt and/or interest rate swaps. We recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. As of December 31, 2013, we did not have any interest rate derivatives outstanding.
Fair Value Hedges
For interest rate derivative instruments that are designated and qualify as a fair value hedge, we assess quarterly whether the interest rate swaps are highly effective in offsetting changes in the fair value of the hedged debt. Changes in fair values of interest rate swap agreements that are designated fair-value hedges are recognized in earnings as an adjustment of “Other Income (Expense) – Net” in the consolidated statements of operations and comprehensive income. The effectiveness of the hedge is monitored on an ongoing basis for hedge accounting purposes, and if the hedge is considered ineffective, we discontinue hedge accounting prospectively.
In November 2010, we issued senior notes with a face value of $300 million that mature on November 15, 2015 (“the 2015 notes”). In November and December 2010, we entered into interest rate derivative transactions with aggregate notional amounts of $125 million. The objective of these hedges was to offset the change in fair value of the fixed rate 2015 notes attributable to changes in LIBOR. These transactions have been accounted for as fair value hedges. We have recognized the gain or loss on the derivative instruments, as well as the offsetting loss or gain on the hedged item, in “Other Income (Expense) – Net” in the consolidated statements of operations and comprehensive income.
In March 2012, in connection with our objective to manage our exposure to interest rate changes and our policy to manage our fixed and floating-interest rate debt mix, the interest rate derivatives discussed in the previous paragraph were terminated. This resulted in a gain of $0.3 million and the receipt of $5.0 million in cash on March 12, 2012, the swap termination settlement date. The gain of $0.3 million was recorded in “Other Income (Expense) – Net” in the consolidated statement of operations and comprehensive income during the year ended December 31, 2012.
Approximately $0.8 million of derivative gains offset by a $0.5 million loss on the fair value adjustment related to the hedged debt were recorded through the date of termination in the results for the three months ended March 31, 2012. The $4.9 million adjustment in the carrying amount of the hedged debt at the date of termination will be amortized as an offset to “Interest Expense” in the consolidated statements of operations and comprehensive income over the remaining term of the 2015 notes. Approximately $1.3 million of amortization was recorded from the swap termination date through December 31, 2013, resulting in a balance of $2.5 million in the consolidated balance sheet at December 31, 2013.
Approximately $5.8 million of derivative gains offset by a $5.8 million loss on the fair value adjustment related to the hedged debt were recorded for the year ended December 31, 2011.
Cash Flow Hedges
For interest rate derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the periodic hedge remeasurement gains or losses on the derivative are reported as a component of other comprehensive income ("OCI") and reclassified to earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
In January 2009 and December 2008, we entered into interest rate swap agreements with aggregate notional amounts of $25 million and $75 million, respectively, and designated these interest rate swaps as cash flow hedges against variability in cash flows related to our then-existing $650 million revolving credit facility. These transactions were accounted for as cash flow hedges and, as such, changes in the fair value of the hedges were recorded in OCI. In connection with the termination of our former $650 million revolving credit facility, these interest rate derivative transactions were terminated, resulting in an acceleration of payments otherwise due under the instruments of $0.3 million on October 25, 2011, the $650 million revolving credit facility termination date, and were recorded in “Other Income (Expense) – Net” in the consolidated statement of operations and comprehensive income at December 31, 2011.
Foreign Exchange Risk Management
Our objective in managing exposure to foreign currency fluctuations is to reduce the volatility caused by foreign exchange rate changes on the earnings, cash flows and financial position of our international operations. We follow a policy of hedging balance sheet positions denominated in currencies other than the functional currency applicable to each of our various subsidiaries. In addition, we are subject to foreign exchange risk associated with our international earnings and net investments in our foreign subsidiaries. We use short-term, foreign exchange forward and option contracts to execute our hedging strategies. Typically, these contracts have maturities of 12 months or less. These contracts are denominated primarily in the British pound sterling, the Euro and Canadian dollar. The gains and losses on the forward contracts associated with the balance sheet positions are recorded in “Other Income (Expense) – Net” in the consolidated statements of operations and comprehensive income and are essentially offset by the losses and gains on the underlying foreign currency transactions.
As in prior years, we have hedged substantially all balance sheet positions denominated in a currency other than the functional currency applicable to each of our various subsidiaries with short-term, foreign exchange forward contracts. In addition, we may use foreign exchange option contracts to hedge certain foreign earnings streams and foreign exchange forward contracts to hedge certain net investment positions. The underlying transactions and the corresponding foreign exchange forward and option contracts are marked-to-market at the end of each quarter and the fair value impacts are reflected within the consolidated financial statements.
At December 31, 2013 and 2012, we did not have any foreign exchange option contracts outstanding. As of December 31, 2013 and 2012, the notional amounts of our foreign exchange forward contracts were $295.4 million and $300.7 million, respectively.
Realized gains and losses associated with these contracts were $17.5 million and $24.7 million, respectively, at December 31, 2013; $20.4 million and $14.3 million, respectively, at December 31, 2012; and $17.3 million and $18.6 million, respectively, at December 31, 2011. Unrealized gains and losses associated with these contracts were less than $0.4 million and $0.4 million, respectively, at December 31, 2013; $0.1 million and $0.4 million, respectively, at December 31, 2012; and $0.7 million and $0.7 million, respectively, at December 31, 2011.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Fair Values of Derivative Instruments in the Consolidated Balance Sheets

	Asset Derivatives				Liability Derivatives
	December 31, 2013		December 31, 2012		December 31, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other Current Assets	$—	Other Current Assets	$—	Other Accrued & Current Liabilities	$—	Other Accrued & Current Liabilities	$—
Total Derivatives designated as hedging instruments		$—		$—		$—		$—
Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other Current Assets	$0.4	Other Current Assets	$—	Other Accrued & Current Liabilities	$0.4	Other Accrued & Current Liabilities	$0.4
Total derivatives not designated as hedging instruments		$0.4		$—		$0.4		$0.4
Total Derivatives		$0.4		$—		$0.4		$0.4

The Effect of Derivative Instruments on the Consolidated Statements of Operations and Comprehensive Income

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivatives (Effective Portion)		Location of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)		Location of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Income on Derivatives (Ineffective Portion and Amount Excluded from Effectiveness Testing)
	For the Year Ended December 31,			For the Year Ended December 31,			For the Year Ended December 31,
	2013	2012		2013	2012		2013	2012
Interest rate contracts	$—	$—	Non-Operating Income (Expenses) – Net	$—	$—	Non-Operating Income (Expenses) – Net	$—	$—

	Gain or (Loss) Recognized in Income on Derivatives
Derivatives in Fair Value Hedging Relationships	Location	For the Year Ended December 31,		Hedged Item	Location	For the Year Ended December 31,

		2013	2012			2013	2012
Interest rate contracts	Non-Operating Income (Expenses) – Net	$—	$0.8	Fixed- rate debt	Non-Operating Income (Expenses) – Net	$—	$(0.5)
Our foreign exchange forward and option contracts are not designated as hedging instruments under authoritative guidance.
The Effect of Derivative Instruments on the Consolidated Statements of Operations and Comprehensive Income

Derivatives not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		For the Year Ended December 31,
		2013	2012	2011
Foreign exchange forward contracts	Non-Operating Income (Expenses) – Net	$(6.8)	$5.7	$(0.7)
Foreign exchange option contracts	Non-Operating Income (Expenses) – Net	$—	$(0.2)	$(0.5)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and December 31, 2012, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value. Level inputs, as defined by authoritative guidance, are as follows:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

The following table summarizes fair value measurements by level at December 31, 2013 for assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Balance at December 31, 2013
Assets:
Cash Equivalents (1)	$95.9	$—	$—	$95.9
Other Current Assets:
Foreign Exchange Forwards (2)	$—	$0.4	$—	$0.4
Liabilities:
Other Accrued and Current Liabilities:
Foreign Exchange Forwards (2)	$—	$0.4	$—	$0.4

(1)	Cash equivalents represent fair value as it consists of highly liquid investments with an original maturity of three months or less.

(2)	Primarily represents foreign currency forward and option contracts. Fair value is determined utilizing a market approach and considers a factor for nonperformance in the valuation.
The following table summarizes fair value measurements by level at December 31, 2012 for assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Balance at December 31, 2012
Assets:
Cash Equivalents (1)	$58.1	$—	$—	$58.1
Other Current Assets:
Foreign Exchange Forwards (2)	$—	$—	$—	$—
Liabilities:
Other Accrued and Current Liabilities:
Foreign Exchange Forwards (2)	$—	$0.4	$—	$0.4

(1)	Cash equivalents represent fair value as it consists of highly liquid investments with an original maturity of three months or less.

(2)	Primarily represents foreign currency forward contracts. Fair value is determined utilizing a market approach and considers a factor for nonperformance in the valuation.
At December 31, 2013 and 2012, the fair value of cash and cash equivalents, accounts receivable, other receivables and accounts payable approximated carrying value due to the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on valuation models using discounted cash flow methodologies with market data inputs from globally recognized data providers and third-party quotes from major financial institutions (categorized as Level II in the fair value hierarchy), are as follows:

	Balance at December 31,
	2013		2012
	Carrying Amount (Asset) Liability	Fair Value (Asset) Liability	Carrying Amount (Asset) Liability	Fair Value (Asset) Liability
Long-term Debt	$1,047.0	$1,054.8	$1,046.5	$1,059.3
Credit Facilities	$466.5	$466.1	$240.2	$237.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
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
During the fourth quarter of 2013, we recorded an impairment charge of $31.3 million primarily related to (i) technology and software assets that were primarily related to our data management infrastructure (data supply chain) in our North America segment. We can improve data collection through other commercially available means, as needed. We determined that the fair value of these assets is zero based on Level III inputs (see “Fair Value of Financial Instruments” above for discussion on Level inputs), as market data is not readily available. Of the $31.3 million impairment charge, $28.6 million was included in "Operating Costs" and $2.7 million was included in "Selling and Administrative Expenses" in our North America segment.
During the fourth quarter of 2013, we also recorded an impairment charge of $1.7 million related to our Portal asset resulting from lower than expected product revenue. We decided to sunset the Portal product and migrate our existing Portal customers to an enhanced version of our existing DUNS Registered Seal product. We determined that the fair value of these assets is zero based on Level III inputs (see “Fair Value of Financial Instruments” above for discussion on Level inputs) as market data is not readily available. The impairment charge was included in "Operating Costs" in our Asia Pacific segment.
During the first quarter of 2012, we recorded an impairment charge of $12.9 million related to the accounts receivable, intangible assets, prepaid costs and software for Roadway, an operation in our Greater China reporting unit. See Note 13 to the consolidated financial statements included in this Annual Report on Form 10-K for further discussion. We determined that the fair value of intangible assets, prepaid costs and software is zero based on Level III inputs (see “Fair Value of Financial Instruments” above for discussion on Level inputs), as market data of these assets are not readily available. We wrote down the accounts receivable balance to its realizable value based on the probability of collecting from the customer accounts. Of the $12.9 million charge, $4.1 million was included in "Operating Costs" and $8.8 million was included in "Selling and Administrative Expenses" in our Asia Pacific segment.
During the fourth quarter of 2011, we recorded an impairment charge of $3.3 million related to the intangible assets acquired from the AllBusiness.com acquisition as a result of a decline in performance. We determined that the fair value of these intangible assets is zero based on Level III inputs. The impairment charge is included in “Selling and Administrative Expenses” in our North America segment.
During the third quarter of 2011, we recorded an impairment charge of approximately $8 million related to a 2008 investment in a research and development data firm as a result of its financial condition and our focus on our Strategic Technology Investment or MaxCV. We determined the fair value to be zero. The impairment charge is included in "Other Income (Expense) –Net" in our Europe and Other International Markets segment.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Note 9. Earnings Per Share

We assess if any of our share-based payment transactions are deemed participating securities prior to vesting and therefore need to be included in the earnings allocation when computing EPS under the two-class method. The two-class method requires earnings to be allocated between common shareholders and holders of participating securities. All outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be a separate class of common stock and should be included in the calculation of basic and diluted EPS. Based on a review of our stock-based awards, we have determined that only our restricted stock awards are deemed participating securities. We did not have any weighted average restricted shares outstanding for the year ended December 31, 2013. The weighted average restricted shares outstanding were 11,658 shares and 66,495 shares for the years ended December 31, 2012 and 2011, respectively.

We are required to include in our computation of diluted EPS any contingently issuable shares that have satisfied all the necessary conditions by the end of the reporting period or would have satisfied all necessary conditions if the end of the reporting period was the end of the performance period. Contingently issuable shares are shares that issuance is contingent upon the satisfaction of certain conditions other than just services. Beginning in 2013, we granted certain employees target awards of performance-based restricted stock units, in the form of leveraged restricted stock units or performance units. As the actual number of D&B common shares ultimately received by the employee can range from zero to 200% of the target award depending on the Company’s actual performance against the pre-establish market conditions or performance conditions, these awards are considered contingently issuable shares.

	For the Years Ended December 31,
	2013	2012	2011
Net Income Attributable to D&B	$258.5	$295.5	$260.3
Less: Allocation to Participating Securities	—	(0.1)	(0.3)
Net Income Attributable to D&B Common Shareholders – Basic and Diluted	$258.5	$295.4	$260.0
Weighted Average Number of Shares Outstanding – Basic	39.1	45.6	48.9
Dilutive Effect of Our Stock Incentive Plans	0.4	0.4	0.4
Weighted Average Number of Shares Outstanding – Diluted	39.5	46.0	49.3
Basic Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$6.61	$6.47	$5.31
Diluted Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$6.54	$6.43	$5.28
Stock-based awards (including contingently issuable shares) to acquire 99,154 shares, 1,345,796 shares and 1,434,780 shares of common stock were outstanding at December 31, 2013, 2012 and 2011, respectively, but were not included in the computation of diluted earnings per share because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being anti-dilutive. Our options generally expire ten years from the grant date and our stock awards vest generally within three to five years.
Our share repurchases were as follows:

	For the Years Ended December 31,
Program	2013			2012			2011
	Shares		$ Amount	Shares		$ Amount	Shares		$ Amount

Share Repurchase Programs	3,545,513	(a)	$325.0	6,483,144	(a)	$480.1	1,815,888	(a)(b)	$126.1
Repurchases to Mitigate the Dilutive Effect of the Shares Issued Under Our Stock Incentive Plans and Employee Stock Purchase Plan (“ESPP”)	962,686	(c)	95.0	354,046	(c)	27.9	797,813	(c)	59.3
Total Repurchases	4,508,199		$420.0	6,837,190		$508.0	2,613,701		$185.4

(a)
In August 2012, our Board of Directors approved a $500 million increase to our then-existing $500 million share repurchase program, for a total program authorization of $1 billion. The then-existing $500 million program was approved by our Board of Directors in October 2011 and commenced in November 2011 upon completion of the previous $200 million share repurchase program. During the year ended December 31, 2013, we repurchased 3,545,513

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

shares of common stock for $325.0 million under this share repurchase program. During the year ended December 31, 2012, we repurchased 6,483,144 shares of common stock for $480.1 million under this share repurchase program. During the year ended December 31, 2011, we repurchased 435,770 shares of common stock for $29.8 million under this share repurchase program. We anticipate that this program will be completed around the middle of 2014.

(b)
In February 2009, our Board of Directors approved a $200 million share repurchase program, which commenced in December 2009 upon completion of the previous $400 million, two-year repurchase program. During the year ended December 31, 2011, we repurchased 1,380,118 shares of common stock for $96.3 million under this share repurchase program. This program was completed in November 2011.

(c)
In May 2010, our Board of Directors approved a four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP. This program commenced in October 2010 and expires in October 2014. We anticipate that this program will be completed by October 2014, due to its expiration, regardless of whether all shares have been repurchased.

Note 10. Pension and Postretirement Benefits

Through June 30, 2007, we offered to substantially all of our U.S.-based employees coverage under a defined benefit plan called The Dun & Bradstreet Corporation Retirement Account (“U.S. Qualified Plan”). The U.S. Qualified Plan covered active and retired employees. The benefits to be paid upon retirement are based on a percentage of the employee’s annual compensation. The percentage of compensation allocated annually to a retirement account ranged from 3% to 12.5% based on age and service. Amounts allocated under the U.S. Qualified Plan also receive interest credits based on the 30-year Treasury rate or equivalent rate published by the Internal Revenue Service. Pension costs are determined actuarially and funded in accordance with the Internal Revenue Code. During 2010, in conjunction with a determination letter review, we updated certain portions of the U.S. Qualified Plan cash balance pay credit scale, along with the minimum interest crediting rate, retroactive to January 1, 1997. This update ensured that the U.S. Qualified Plan complies with the accrual rules in the Internal Revenue Code. We received a favorable determination letter for the U.S. Qualified Plan in October 2010 in conjunction with these changes.
We also maintain supplemental and excess plans in the United States (“U.S. Non-Qualified Plans”) to provide additional retirement benefits to certain key employees of the Company. These plans are unfunded, pay-as-you-go plans. The U.S. Qualified Plan and the U.S. Non-Qualified Plans account for approximately 70% and 14% of our pension obligation, respectively, at December 31, 2013. Effective June 30, 2007, we amended the U.S. Qualified Plan and one of the U.S. Non-Qualified Plans, known as the U.S. Pension Benefit Equalization Plan (the “PBEP”). Any pension benefit that had been accrued through such date under the two plans was “frozen” at its then current value and no additional benefits, other than interest on such amounts, will accrue under the U.S. Qualified Plan and the PBEP. Our employees in certain of our international operations are also provided with retirement benefits through defined benefit plans, representing the remaining balance of our pension obligations.
We also provide various health care benefits for retirees. U.S.-based employees hired before January 1, 2004, who retire with 10 years of vesting service after age 45, are eligible to receive benefits. Postretirement benefit costs and obligations are determined actuarially. During the first quarter of 2010, we eliminated company-paid life insurance benefits for retirees and modified our sharing with retirees of the Retiree Drug Subsidy that we expect to receive. Effective July 1, 2010, we elected to convert the current prescription drug program for retirees over 65 to a group-based company sponsored Medicare Part D program, or Employer Group Waiver Plan (“EGWP”). Under this change, in 2013 we started to use the Part D subsidies delivered through the EGWP each year to reduce net company retiree medical costs until net company costs are completely eliminated. At that time, the Part D subsidies will be shared with retirees going forward to reduce retiree contributions.
Certain of our non-U.S. based employees receive postretirement benefits through government-sponsored or administered programs.
We use an annual measurement date of December 31 for our U.S. and Canada plans and November 30 for other non-U.S. plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Benefit Obligation and Plan Assets
The following table sets forth the changes in our benefit obligations and plan assets for our pension and postretirement plans. The table also presents the line items in the consolidated balance sheets where the related assets and liabilities are recorded:

	Pension Plans		Postretirement Benefits
	2013	2012	2013	2012
Change in Benefit Obligation:
Benefit Obligation at January 1	$(1,972.1)	$(1,837.5)	$(27.0)	$(25.1)
Service Cost	(4.8)	(5.9)	(0.8)	(0.8)
Interest Cost	(70.2)	(75.2)	(0.7)	(0.6)
Benefits Paid	97.9	96.7	15.1	15.9
Direct Subsidies Received	—	—	(2.0)	(2.5)
Impact of Curtailment/Settlement	—	0.4	—	—
Plan Participant Contributions	(0.4)	(0.4)	(10.1)	(10.6)
Actuarial (Loss) Gain	(3.3)	(12.9)	(0.1)	4.7
Assumption Change	127.4	(129.0)	(1.8)	(8.0)
Effect of Changes in Foreign Currency Exchange Rates	(2.1)	(8.3)	—	—
Benefit Obligation at December 31	$(1,827.6)	$(1,972.1)	$(27.4)	$(27.0)
Change in Plan Assets:
Fair Value of Plan Assets at January 1	1,318.8	1,248.1	—	—
Actual Return on Plan Assets	178.1	128.1	—	—
Employer Contributions	51.2	31.8	3.0	2.8
Direct Subsidies Received	—	—	2.0	2.5
Plan Participant Contributions	0.4	0.4	10.1	10.6
Benefits Paid	(97.9)	(96.7)	(15.1)	(15.9)
Effect of Changes in Foreign Currency Exchange Rates	1.1	7.1	—	—
Fair Value of Plan Assets at December 31	$1,451.7	$1,318.8	$—	$—
Funded Status of Plan	$(375.9)	$(653.3)	$(27.4)	$(27.0)

	Pension Plans		Postretirement Benefits
	At December 31,
	2013	2012	2013	2012
Amounts Recorded in the Consolidated Balance Sheets:
Prepaid Pension Costs	$3.4	$—	$—	$—
Pension and Postretirement Benefits	(362.9)	(636.9)	(23.1)	(22.5)
Accrued Payroll	(16.4)	(16.4)	(4.3)	(4.5)
Net Amount Recognized	$(375.9)	$(653.3)	$(27.4)	$(27.0)
Accumulated Benefit Obligation	$1,814.5	$1,954.7	N/A	N/A
Amount Recognized in Accumulated Other Comprehensive Income Consists of:
Actuarial Loss (Gain)	$920.3	$1,171.6	$(11.6)	$(17.0)
Prior Service Cost (Credit)	5.5	5.9	(1.6)	(10.8)
Total Amount Recognized - Pretax	$925.8	$1,177.5	$(13.2)	$(27.8)
Grantor Trusts are used to fund the U.S. Non-Qualified Plans. At December 31, 2013 and 2012, the balances in these trusts were $13.3 million and $13.5 million, respectively, and are included as components of “Other Non-Current Assets” in the consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

As of December 31, 2013 and 2012, our pension plans had an aggregate of $920.3 million and $1,171.6 million, respectively, of actuarial losses that have not yet been included in the net periodic benefit cost. These losses represent the cumulative effect of demographic and investment experience, as well as assumption changes that have been made in measuring the plans’ liabilities. The deferred asset gain or loss is not yet reflected in the market-related value of plan assets and is excluded in determining the loss amortization. At December 31, 2013 and 2012, our pension plans had $59.9 million and $4.8 million of deferred asset gain, respectively, which were excluded from determining the gain or loss amortization. The remaining gain or loss, to the extent it exceeds the greater of 10% of the projected benefit obligation or market-related value of plan assets, will be amortized into expense each year on a straight-line and plan-by-plan basis, over the remaining expected future working lifetime of active participants or the average remaining life expectancy of the participants if all or almost all of the plan participants are inactive. Currently, the amortization periods range from nine to 23 years for the U.S. plans and six to 31 years for the non-U.S. plans. For certain of our non-U.S. plans, almost all of the plan participants are inactive. In addition, during 2009, we changed the amortization period for our U.S. Qualified Plan from average future service years of active participants to average life expectancy of all plan participants according to our accounting policy. The change was a result of almost all plan participants being deemed inactive. The postretirement benefit plan had $11.6 million and $17.0 million of actuarial gains as of December 31, 2013 and 2012, respectively. The actuarial gains will be amortized into expense in the same manner as described above. The amortization period is approximately nine years.
Underfunded or Unfunded Accumulated Benefit Obligations
At December 31, 2013 and 2012, our underfunded or unfunded accumulated benefit obligation and the related projected benefit obligation are as follows:

	2013	2012
Accumulated Benefit Obligation	$1,793.2	$1,930.3
Fair Value of Plan Assets	1,425.0	1,293.6
Unfunded Accumulated Benefit Obligation	$368.2	$636.7
Projected Benefit Obligation	$1,804.4	$1,945.5
The underfunded or unfunded accumulated benefit obligations at December 31, 2013 consisted of $329.6 million and $38.6 million related to our U.S. plans (including Qualified and non-Qualified Plans) and non-U.S. defined benefit plans, respectively. The underfunded or unfunded accumulated benefit obligations at December 31, 2012 consisted of $584.5 million and $52.2 million related to our U.S. plans (including Qualified and non-Qualified Plans) and non-U.S. defined benefit plans, respectively.
Net Periodic Pension Cost
The following table sets forth the components of net periodic cost associated with our pension plans and our postretirement benefit obligations:

	Pension Plans			Postretirement Benefit Obligations
	For the Years Ended December 31,
	2013	2012	2011	2013	2012	2011
Components of Net Periodic Cost (Income):
Service Cost	$4.8	$5.9	$5.8	$0.8	$0.8	$0.4
Interest Cost	70.2	75.2	85.0	0.7	0.6	0.9
Expected Return on Plan Assets	(94.1)	(99.3)	(110.4)	—	—	—
Amortization of Prior Service Cost (Credit)	0.3	0.3	0.3	(9.2)	(9.9)	(10.0)
Recognized Actuarial Loss (Gain)	43.7	35.6	26.4	(1.4)	(2.5)	(2.3)
Net Periodic Cost (Income)	$24.9	$17.7	$7.1	$(9.1)	$(11.0)	$(11.0)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

The following table sets forth other changes in plan assets and benefit obligations recognized in Other Comprehensive Income:

	Pension Plans		Postretirement Benefits
	At December 31,
	2013	2012	2013	2012
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Amortization of Actuarial (Loss) Gain, Before Taxes Expense (Income) of $15.8 in 2013 and $10.8 in 2012	$(43.7)	$(35.6)	$1.4	$2.5
Amortization of Prior Service (Cost) Credit, Before Taxes Expense (Income) of ($3.3) in 2013 and $(3.1) in 2012	$(0.3)	$(0.3)	$9.2	$9.9
Actuarial (Loss) Gain Arising During the Year, Before Taxes Expense (Income) of $75.9 in 2013 and $(38.0) in 2012	$207.6	$(113.4)	$(4.0)	$(3.2)
Prior Service (Cost) Credit Arising During the Year, Before Taxes Expense (Income) of $0.0 in 2013 and $0.0 in 2012	$0.1	$0.1	$—	$—
The following table sets forth estimated 2014 amortization from AOCI:

		Postretirement Benefits
	Pension Plans
Estimated 2014 amortization from Accumulated Other Comprehensive Income
Actuarial Loss (Gain)	$35.7	$(1.0)
Prior Service Cost	0.3	(1.6)
Total	$36.0	$(2.6)
In addition, we incurred a settlement charge of $6.4 million for the year ended December 31, 2011, of which $1.3 million related to our Canadian plan and $5.1 million related to a settlement payment for certain legacy D&B executives.

We apply our long-term expected rate of return assumption to the market-related value of assets to calculate the expected return on plan assets, which is a major component of our annual net periodic pension cost. The market-related value of assets recognizes short-term fluctuations in the fair value of assets over a period of five years, using a straight-line amortization basis. The methodology has been utilized to reduce the effect of short-term market fluctuations on the net periodic pension cost. Since the market-related value of assets recognizes gains or losses over a five-year period, the future value of assets will be impacted as previously deferred gains or losses are amortized. At December 31, 2013 and 2012, the market-related value of assets of our pension plans was $1,391.8 million and $1,314.0 million, respectively, compared with the fair value of the plan assets of $1,451.7 million and $1,318.8 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

The following table sets forth the assumptions we used to determine our pension plan and postretirement benefit plan obligations for December 31, 2013 and 2012:

	Pension Plans		Postretirement Benefits
	2013	2012	2013	2012
Weighted Average Discount Rate	4.43%	3.64%	3.18%	2.59%
Weighted Average Rate of Compensation Increase	5.95%	5.99%	N/A	N/A
Cash Balance Account Interest Crediting Rate (1)	4.45%/3.8%	4.45%/3.0%	N/A	N/A
Cash Balance Account Conversion Rate (1)	1.19%/4.53%/5.66%	0.97%/3.50%/4.60%	N/A	N/A
(1) Only applicable to the U.S. Plans.
The following table sets forth the assumptions we used to determine net periodic benefit cost for the years ended December 31, 2013, 2012 and 2011:

	Pension Plans			Postretirement Benefits
	2013	2012	2011	2013	2012	2011
Weighted Average Discount Rate	3.71%	4.30%	5.11%	2.59%	3.17%	3.47%
Weighted Average Expected Long-Term Return on Plan Assets	7.15%	7.24%	8.05%	N/A	N/A	N/A
Weighted Average Rate of Compensation Increase	5.59%	5.80%	6.27%	N/A	N/A	N/A
Cash Balance Account Interest Crediting Rate (1)	4.45%/3.0%	4.45%	4.45%	N/A	N/A	N/A
Cash Balance Account Conversion Rate (1)	0.97%/3.50%/4.60%	1.99%/4.47%/5.26%	1.98%/5.23%/6.52%	N/A	N/A	N/A
(1) Only applicable to the U.S. Plans.
The expected long-term rate of return assumption was 7.75%, 7.75% and 8.25% for the years ended December 31, 2013, 2012 and 2011, respectively, for the U.S. Qualified Plan, our principal pension plan. For the year ended December 31, 2014, we will apply a 7.75% expected long-term rate of return assumption to the U.S. Qualified Plan. This assumption is based on the plan’s 2014 target asset allocation of 52% equity securities, 45% debt securities and 3% real estate. The expected long-term rate of return assumption reflects long-term capital market return forecasts for the asset classes employed, assumed excess returns from active management within each asset class, the portion of plan assets that are actively managed, and periodic rebalancing back to target allocations. Current market factors such as inflation and interest rates are evaluated before the long-term capital market assumptions are determined. In addition, peer data and historical returns are reviewed to check for reasonableness. Although we review our expected long-term rate of return assumption annually, our plan performance in any one particular year does not, by itself, significantly influence our evaluation. Our assumption is generally not revised unless there is a fundamental change in one of the factors upon which it is based, such as the target asset allocation or long-term capital market return forecasts.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Plan Assets (U.S. Qualified Plan and non-U.S. pension plans)
A financial instrument’s level or categorization within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.
The following is a description of the valuation methodologies used for the investments measured at fair value, including the general classification of such investments pursuant to the valuation hierarchy. There have been no changes in the methodologies used at December 31, 2013 and 2012.
Common Stocks and Preferred Stocks
Common stocks and preferred stocks are valued at the closing price reported on the active market in which the individual securities are traded. Common stocks and preferred stocks are classified as Level I assets as they are traded in active markets, such as the NYSE, NASDAQ or European exchanges, with quoted market prices (i.e., observable inputs).
Commingled Equity Funds
This asset category represents a common collective trust that seeks to provide a total investment return in line with the performance of the S&P 500 Index® over the long term. Commingled equity funds are classified as Level II assets.  The Net Asset Value ("NAV") of commingled equity funds are determined by prices of the underlying securities, less the funds' liabilities, and then divided by the number of shares outstanding. The commingled equity funds are classified as Level II assets as they may be redeemed at NAV daily. This asset category does not have any unfunded commitments or any redemption restrictions.
Commingled Fixed Income Funds
This asset category consists of debt and fixed income securities whose investment objectives include outperformance of the Barclays Capital Long Government/Credit Index; the Barclays Capital U.S. Aggregate Bond Index; the Barclays Capital Mortgage Backed Securities Index; the Barclays Capital U.S. Corporate High Yield 2% Issuer Cap Index; the Citigroup Non U.S. Dollar World Government Bond Index and the S&P /LSTA Performing Loan Index.
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
Corporate and Other Bonds
These assets are classified as Level II assets. These investments trade in markets that are not considered to be active and whose values are based on quoted market prices or dealer quotations. Corporate Bonds are typically traded over-the-counter, not via exchanges (i.e., prices are negotiated individually). Hence, identical assets can be quoted with different prices depending on the parties involved. Observable inputs would be the prices obtained from third party pricing sources retained by the custodian. Such prices are determined by Treasury yields and corporate spreads.
U.S., State and Foreign Government Bonds and U.S. Agency Mortgage Backed Securities
U.S. Treasury Securities are a Level I asset due to the availability of quoted prices in active market on a daily basis. U.S. Treasury prices can be obtained via direct market quotes provided by market makers and U.S. Treasuries have much more pricing transparency (i.e., very little bid-ask spread versus the other instruments having a larger bid-ask spread).
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Real Estate Funds
The investment objective of this category is to exceed the National Council of Real Estate Investment Fiduciaries Open-End Diversified Core Index (“NCREIF OEDC Index”). Real estate funds investing in private real estate properties are classified as Level III assets because liquidity is limited and there are few observable market participant transactions. The values of real estate properties are prepared giving consideration to the income, cost and sales comparison approaches of estimating property values. The underlying investments are valued using third parties. The investment valuations are obtained through appraisals using the income approach based on unobservable cash flows to be received from expected rents. The cost approach     estimates the replacement cost of the building less depreciation, plus the land value. The sales comparison approach compares recent transactions to the appraised property. Real estate funds are valued at net asset value ("NAV") quarterly. Investment holders can request redemption on a quarterly basis. The ability of the investment holder to redeem funds quarterly is subject to the availability of cash arising from net investment income, allocations and the sale of investments in the normal course of business. To the extent that redemption requests exceed the availability of cash, the real estate fund has uniform procedures to provide for cash payments, which may be deferred for such period as the real estate fund considers necessary in order to obtain the funds to be withdrawn. There were no unfunded withdrawal requests at December 31, 2013.
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
The preceding methods may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. The Company believes its valuation methods are appropriate and consistent with other market participants. The use of different methodologies or assumption to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.
There were no transfers between Level I and Level II investments during the years ended December 31, 2013 and December 31, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

The following table sets forth by level, within the fair value hierarchy, the plan assets at fair value as of December 31, 2013:

Asset Category	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Common and Preferred Stocks:
Consumer	$35.5	$—	$—	$35.5
Energy	15.8	—	—	15.8
Financial	44.2	—	—	44.2
Health Care	22.1	—	—	22.1
Industrial	32.6	—	—	32.6
Information Technology	36.9	—	—	36.9
Other	11.8	—	—	11.8
Preferred Stocks	1.2	—	—	1.2
Total Common and Preferred Stocks	200.1	—	—	200.1
Commingled Funds:
Commingled Equity Funds	—	580.0	—	580.0
Commingled Fixed Income Funds	—	402.6	—	402.6
Total Commingled Funds	—	982.6	—	982.6
Bonds:
Corporate Bonds	—	67.2	—	67.2
Other Bonds	—	12.6	—	12.6
Total Bonds	—	79.8	—	79.8
Government Bonds and Mortgage Backed Securities:
U.S. Government Bonds and Notes	38.6	—	—	38.6
Foreign Government Bonds	—	2.0	—	2.0
U.S. Agency Mortgage Backed Securities	—	48.6	—	48.6
Total Government Bonds and Mortgage Backed Securities	38.6	50.6	—	89.2
State and Local Obligations	—	7.3	—	7.3
Real Estate Investment Trusts	2.4	—	—	2.4
Real Estate Funds	—	—	38.9	38.9
Short-Term Investment Funds	—	51.4	—	51.4
Total Investments at Fair Value	$241.1	$1,171.7	$38.9	$1,451.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

The following table sets forth by level, within the fair value hierarchy, the plan assets at fair value as of December 31, 2012:

Asset Category	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Common and Preferred Stocks:
Consumer	$102.3	$—	$—	$102.3
Energy	42.2	—	—	42.2
Financial	78.3	—	—	78.3
Health Care	39.5	—	—	39.5
Industrial	75.2	—	—	75.2
Information Technology	76.8	—	—	76.8
Other	36.1	—	—	36.1
Preferred Stocks	0.9	—	—	0.9
Total Common and Preferred Stocks	451.3	—	—	451.3
Commingled Funds:
Commingled Equity Funds	—	215.1	—	215.1
Commingled Fixed Income Funds	—	404.6	—	404.6
Total Commingled Funds	—	619.7	—	619.7
Bonds:
Corporate Bonds	—	67.6	—	67.6
Other Bonds	—	10.5	—	10.5
Total Bonds	—	78.1	—	78.1
Government Bonds and Mortgage Backed Securities:
U.S. Government Bonds and Notes	58.5	—	—	58.5
Foreign Government Bonds	—	0.8	—	0.8
U.S. Agency Mortgage Backed Securities	—	38.6	—	38.6
Total Government Bonds and Mortgage Backed Securities	58.5	39.4	—	97.9
State and Local Obligations	—	6.8	—	6.8
Real Estate Investment Trusts	9.0	—	—	9.0
Real Estate Funds	—	—	34.8	34.8
Short-Term Investment Funds	—	21.2	—	21.2
Total Investments at Fair Value	$518.8	$765.2	$34.8	$1,318.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Level III Gains and Losses
The table below sets forth the summary of changes in the fair value of all of our plans’ Level III assets for the years ended December 31:

	2013	2012
Beginning Balance at January 1	$34.8	$32.3
Actual return (loss) on plan assets:
Related to assets still held at the reporting date	4.1	2.5
Related to assets sold during the period	—	—
Purchases, sales and settlements	—	—
Transfers in and/or out of Level III	—	—
Balance at December 31	$38.9	$34.8
Investment Strategy
The investment objective for our principal plan, the U.S. Qualified Plan, is to achieve over the investment horizon a long-term total return, which at least matches our expected long-term rate of return assumption while maintaining a prudent level of portfolio risk. We emphasize long-term growth of principal while avoiding excessive risk so as to use Plan asset returns to help finance pension obligations, thus improving our Plan’s funded status. We predominantly invest in assets that can be sold readily and efficiently to ensure our ability to reasonably meet expected cash flow requirements. Although peer relative performance is examined, outperformance of such does not constitute an investment objective.
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
Investment risk is also controlled through diversification among multiple asset classes, managers, investment styles and periodic rebalancing toward asset allocation targets. Risk is further controlled at the investment manager level by requiring managers to follow formal written investment guidelines which enumerate eligible securities, maximum portfolio concentration limits, excess return and tracking error targets as well as other relevant portfolio constraints. Investment results and risk are measured and monitored on an ongoing basis and quarterly investment reviews are conducted. The Plan’s active investment managers are prohibited from investing plan assets in equity or debt securities issued or guaranteed by the Company.
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
We have formally identified the primary objective for each asset class within our Plan. U.S. equities are held for their long-term capital appreciation and dividend income, which is expected to exceed the rate of inflation. International equities are held for their long-term capital appreciation, as well as diversification relative to U.S. equities and other asset classes. Fixed income instruments are held as a source of current income and to reduce overall Plan volatility. Additionally, they are designed to provide a partial hedge relative to the interest rate sensitivity of the Plan’s liabilities. Real estate investments are held as a hedge against unexpected inflation and are expected to provide a relatively high level of income. Real estate investments are also expected to provide diversification to the overall Fund. Cash is held only to meet liquidity requirements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Allocations
We employ a total return investment approach in which a mix of equity, debt and real estate investments is used to achieve a competitive long-term rate of return on plan assets at a prudent level of risk. Our weighted average plan target asset allocation is 52% equity securities (range of 42% to 62%), 45% debt securities (range of 35% to 55%) and 3% real estate (range of 0% to 6%). The Plan’s actual allocation is controlled by periodic rebalancing back to target.
The following table sets forth the weighted average asset allocations and target asset allocations by asset category, as of the measurement dates of the plans:

	Asset Allocations		Target Asset Allocations
	As of December 31,
	2013	2012	2013	2012
Equity Securities	55%	52%	52%	52%
Debt Securities	42%	45%	45%	45%
Real Estate	3%	3%	3%	3%
Total	100%	100%	100%	100%
Contributions and Benefit Payments
We expect to contribute approximately $20 million to our U.S. Non-Qualified Plans and non-U.S. Pension Plans and approximately $4 million to our postretirement benefit plan for the year ended December 31, 2014. We made a $20 million contribution to the U.S. Qualified Plan in fiscal 2013 to satisfy funding requirements due in fiscal 2014 related to the 2013 and 2014 plan years. We do not expect to make any contributions to the U.S. Qualified Plan in fiscal 2014 for the 2013 plan years based on the minimum funding requirements as defined in the Pension Protection Act of 2006, as amended by the Moving Ahead for Progress in the 21st Century Act. However, we may consider making contributions of up to $18 million to the U.S. Qualified Plan in fiscal 2014 related to the 2014 plan year, which is not due until fiscal 2015. Final funding requirements for fiscal 2014 will be determined based on our January 2014 funding actuarial valuation.
The following table summarizes expected benefit payments from our pension plans and postretirement plans through 2023. Actual benefit payments may differ from expected benefit payments. These amounts are net of expected plan participant contributions:

	Pension Plans	Postretirement Benefits Plan
2014	$106.7	$4.3
2015	$110.2	$3.8
2016	$113.9	$3.5
2017	$118.3	$3.0
2018	$113.7	$2.7
2019 - 2023	$582.4	$10.0
Health Care Benefits
The following table presents healthcare trend assumptions used to determine the year end benefit obligation:

	2013	2012
Medical (1)	6.0%	6.5%
Prescription Drug (1)	8.0%	8.5%

(1)	The rates are assumed to decrease to 5.0% in 2020 and remain at that level thereafter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Assumed health care cost trend rates have an effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	1% Point
	Increase	Decrease
Benefit Obligations at End of Year	$(0.5)	$0.6
Service Cost Plus Interest Cost	$—	$—
401(k) Plan
We have a 401(k) Plan covering substantially all U.S. employees that provides for employee salary deferral contribution and employer contributions. Employees may contribute up to 50% of their pay on a pre-tax basis subject to IRS limitations. In addition, employees age 50 or older are allowed to contribute additional pre-tax “catch-up” contributions. In addition, the Company matches up to 50% of seven percent (7%) of a team member’s eligible compensation, subject to certain 401(k) Plan limitations.
We had expense associated with our 401(k) Plan of $8.5 million, $13.6 million and $15.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. The decrease in expense in 2013 was due to discretionary Company contributions of $5.3 million and $7.8 million in 2012 and 2011, respectively, which did not recur in 2013.
Note 11. Employee Stock Plans
The total stock-based compensation expense and expected tax benefit for the years ended December 31, 2013, 2012, and 2011 are as follows:

Stock-based Compensation Expense:
	2013	2012	2011
Restricted Stock Units/Restricted Stock	$6.3	$6.1	$7.5
Stock Options	1.7	3.8	4.1
Employee Stock Purchase Plan ("ESPP")	0.7	0.7	0.8

Total Compensation Expense	$8.7	$10.6	$12.4

Expected Tax Benefit:
	2013	2012	2011
Restricted Stock Units/Restricted Stock	$2.3	$2.3	$2.8
Stock Options	0.6	1.4	1.5

Total Expected Tax Benefit	$2.9	$3.7	$4.3
Stock Incentive Plans
The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (“2009 SIP”) and 2000 Dun & Bradstreet Corporation Non-Employee Directors’ Stock Incentive Plan (“2000 DSIP”) allow for the granting of stock-based awards, such as, but not limited to, stock options, restricted stock units and restricted stock, to certain employees and non-employee directors.
On May 5, 2009, our shareholders approved the 2009 SIP which authorized the issuance of up to 5,400,000 shares of our common stock plus any shares that were remaining and available for issuance under The Dun & Bradstreet Corporation 2000 Stock Incentive Plan (“2000 SIP”) that were not subject to outstanding awards as of May 5, 2009 or that become available for issuance upon forfeiture, cancellation or expiration of awards granted under the 2000 SIP without having been exercised or settled in shares. As of December 31, 2013, 1,133,539 shares were remaining and available from the 2000 SIP. At December 31, 2013, 2012 and 2011, 4,679,309 shares, 4,813,551 shares and 5,153,694 shares of our common stock, respectively, were available for future grants under the 2009 SIP.
On May 2, 2007, our shareholders approved an amendment increasing the authorization under the 2000 DSIP from 300,000 shares of common stock to 700,000 shares of common stock. At December 31, 2013, 2012 and 2011, 152,438 shares, 192,206 shares and 230,993 shares of our common stock, respectively, were available for future grants under the 2000 DSIP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Our practice has been to settle all awards issued under the stock incentive plans and ESPP through the issuance of treasury shares. In addition, we have in place share repurchase programs to mitigate the dilutive effect of the shares issued under these plans.
Restricted Stock Units/Restricted Stock Programs
Our restricted stock units/restricted stock programs include both performance-based awards and service-based awards. The performance-based awards have either a market condition or a performance condition. All awards contain a service-based condition. Prior to 2010, we also utilized grants of restricted stock; however, as of December 31, 2012 all of the outstanding restricted stock awards had vested.
Performance-based Restricted Stock Units/Restricted Stock
Leveraged Restricted Stock Units (“LRSUs”) - Beginning in 2013, certain employees were granted target awards of LRSUs. These awards vest in three substantially equal annual tranches beginning one year from the date of grant. The actual number of shares of our common stock ultimately received by the employee can range from zero to 200% of the target award depending on the Company’s stock price appreciation or depreciation over a one year, two year and three year performance period. The expense for these awards is recognized on a graded-vesting basis. As these awards contain a market condition, we have calculated the fair value on the date of grant using a Monte Carlo simulation model with the following weighted average assumptions:

	2013	2012	2011
Expected stock price volatility	25%	N/A	N/A
Expected dividend yield	1.9%	N/A	N/A
Expected term (in years)	3.0	N/A	N/A
Risk-free interest rate	0.38%	N/A	N/A
Fair value of LRSUs granted	$85.48	N/A	N/A
Expected volatility is based on a blend of historical volatility and, when available, implied volatility. The expected dividend yield assumption is determined by dividing our most recent quarterly dividend payment by the average of the stock price from the three months preceding the grant date. Expected term is based on the period from the date of grant through the end of the performance evaluation period. The results is then annualized and compounded. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.
Compensation costs related to awards with market-based conditions are recognized regardless of whether the market condition is satisfied, provided that the requisite service has been met. The LRSUs are not entitled to dividend equivalents.

Performance Units with Market Condition - Beginning in 2013, certain employees were granted target awards of Performance Units which contained a market condition. These awards vest in two substantially equal annual tranches beginning three years from the date of grant. The actual number of shares of our common stock ultimately received by the employee can range from zero to 200% of the target award depending on the Company’s three-year Total Shareholder Return performance relative to Standard & Poor’s 500 companies. The expense for these awards is recognized on a graded-vesting basis. As these awards contain a market condition, we have calculated the fair value on the date of grant using a Monte Carlo simulation model with the following weighted average assumptions:

	2013	2012	2011
Expected stock price volatility	25%	N/A	N/A
Expected dividend yield	2.0%	N/A	N/A
Expected term (in years)	2.8	N/A	N/A
Risk-free interest rate	0.33%	N/A	N/A
Fair value of Performance Units granted	$86.59	N/A	N/A
Expected volatility is based on historical volatility. The expected dividend yield assumption is determined by dividing our most recent quarterly dividend payment by the average of the stock price from the three months preceding the grant date. The result is then annualized and compounded. Expected term is based on the period from the date of grant through the end of the performance evaluation period. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Compensation costs related to awards with market-based conditions are recognized regardless of whether the market condition is satisfied, provided that the requisite service has been met. The Performance Units with Market Condition are not entitled to dividend equivalents.
Performance Units with Performance Condition - Beginning in 2013, certain employees were granted target awards of Performance Units which contained a performance condition. These awards vest in two substantially equal annual tranches beginning three years from the date of grant. The actual number of shares of our common stock ultimately received by the employee can range from zero to 200% of the target award depending on the Company’s three-year revenue compounded annual growth rate. The expense for these awards is recognized on a graded-vesting basis. The fair value is estimated by using the average of the high and low prices of our common stock on the date of grant.
Compensation expense related to Performance Units with Performance Condition is initially recognized assuming that the target level of performance will be achieved. Final compensation expense recognized will ultimately depend on the actual number of shares earned against the performance condition as well as fulfillment of the requisite service condition. The Performance Units with Performance Condition are not entitled to dividend equivalents.
Restricted Stock Unit Opportunity - Beginning in 2004, certain employees were provided an opportunity to receive an award of restricted stock units or restricted stock in the future. Beginning in 2010, we only provide an opportunity to receive an award of restricted stock units and no longer have restricted stock award grants outstanding. That award is contingent on performance against the same goals that drive payout under the annual cash incentive plan. The restricted stock units will be granted, if at all, after the one-year performance goals have been met and will then vest over a three-year period on a graded basis. Compensation expense associated with these grants is recognized on a graded basis over four years, including the performance period. The annual award of restricted stock units to employees is generally granted in the first quarter of the year following the conclusion of the fiscal year for which the goals were measured and attained.
The fair value is estimated by using the average of the high and low prices of our common stock on the date of grant. The restricted stock units earned from the restricted stock opportunity are entitled to dividend equivalents, payable only if and when the underlying restricted stock unit vests.
Changes in our nonvested performance-based restricted stock units for the year ended December 31, 2013 are summarized as follows:

Performance-based Restricted Stock Units	Shares	Weighted Average Grant-Date Fair Value Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Nonvested Shares at December 31, 2012	104,976	$80.11	1.5	$8.2
Granted	193,970	$84.01
Vested	(65,002)	$79.50
Forfeited	(94,526)	$82.46
Nonvested Shares at December 31, 2013	139,418	$84.22	2.1	$17.1
Total unrecognized compensation cost related to nonvested performance-based restricted stock units at December 31, 2013 was $4.9 million. This cost is expected to be recognized over a weighted average period of 1.9 years. The weighted average grant date fair value per share of the performance-based restricted stock units and restricted stock granted during the years ended December 31, 2012 and 2011 was $82.80 and $80.45, respectively.
Service-based Restricted Stock Units/Restricted Stock
From time-to-time, in order to attract and retain executive talent, the Company issues special grants of restricted stock units. These grants generally vest over a three-year period on a graded basis. On occasion, we have also issued grants which vest over a five-year period on a graded basis. Compensation expense associated with these grants is recognized on a straight-line basis over the life of the award.
Our non-employee directors receive grants of restricted stock units as part of their annual equity retainer. These grants vest on a cliff basis three years from the date of grant. Compensation expense associated with these awards is generally recognized in the year the award is granted.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

For restricted stock units, the fair value is estimated by using the average of the high and low prices of our common stock on the date of grant. The service-based restricted stock units are entitled to dividend equivalents payable only if and when the underlying restricted stock units vest.
Changes in our nonvested service-based restricted stock units for the year ended December 31, 2013 are summarized as follows:

Service-based Restricted Stock Units	Shares	Weighted Average Grant-Date Fair Value Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Nonvested Shares at December 31, 2012	153,293	$76.39	1.6	$12.1
Granted	42,368	$89.55
Vested	(61,681)	$75.13
Forfeited	(13,972)	$70.23
Nonvested Shares at December 31, 2013	120,008	$81.83	1.6	$14.7
Total unrecognized compensation cost related to nonvested service-based restricted stock units at December 31, 2013 was $3.6 million. This cost is expected to be recognized over a weighted average period of 1.8 years. The weighted average grant date fair value per share of the service-based restricted stock units and restricted stock granted during the years ended December 31, 2012 and 2011 was $80.42 and $75.39, respectively.
The total fair value of all restricted stock units and restricted stock vesting during the years ended December 31, 2013, 2012 and 2011 was $12.1 million, $10.6 million and $8.9 million, respectively. The expected tax benefit associated with the tax deduction from the vesting of restricted stock units and restricted stock totaled $4.5 million, $3.9 million and $2.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Stock Option Programs
Stock options granted under the 2009 SIP and 2000 SIP generally vest in four equal installments beginning on the first anniversary of the grant. Stock options granted under the 2000 DSIP generally vest 100% on the first anniversary of the grant. All stock options generally expire ten years from the date of the grant. The annual award of stock options to employees is generally granted in the first quarter of the year. Beginning in 2013, the annual award of stock options to employees was replaced with an award of Leveraged Restricted Stock Units.
The fair value of each stock option award was estimated on the date of grant using the Black-Scholes option valuation model that used the weighted average assumptions in the following table:

	2013	2012	2011
Expected stock price volatility	23%	23%	21%
Expected dividend yield	1.6%	1.8%	1.8%
Expected term (in years)	6.50	6.00	6.00
Risk-free interest rate	1.66%	1.21%	2.55%
Fair value of stock options granted	$21.57	$15.01	$15.86
Expected stock price volatility assumption is derived from the historical volatility of our common stock. The expected dividend yield assumption is determined by dividing the anticipated annual dividend payment by the stock price on the date of grant. We determine the expected term assumption using a midpoint scenario which combines our historical exercise data with hypothetical exercise data for our unexercised stock options. The risk-free interest rate assumption corresponds to the expected term assumption of the stock option and is based on the U.S. Treasury yield curve in effect at the time of grant.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Changes in stock options for the year ended December 31, 2013 are summarized as follows:

Stock Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	1,840,845	$77.61

Granted	3,908	$101.04
Exercised	(903,756)	$75.87
Forfeited or expired	(85,250)	$80.77
Outstanding at December 31, 2013	855,747	$79.23	5.7	$37.2

Exercisable and unvested expected to vest at December 31, 2013	843,683	$79.18	5.7	$36.8
Exercisable at December 31, 2013	501,439	$78.73	4.4	$22.1
Stock options outstanding at December 31, 2013 were originally granted during the years 2004 through 2013 and are exercisable over periods ending no later than 2023. At December 31, 2012 and 2011, stock options for 1,127,607 shares and 1,238,434 shares of our common stock, respectively, were exercisable.
The total intrinsic value of stock options exercised during the years ended December 31, 2013, 2012 and 2011 was $20.8 million, $8.4 million and $15.7 million, respectively.
The following table summarizes information about stock options outstanding at December 31, 2013:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
$59.86-$71.28	238,143	4.3	$68.06	172,093	$67.42
$74.69-$80.45	211,950	6.5	$80.15	119,075	$79.97
$82.64-$82.80	229,975	8.1	$82.80	38,500	$82.79
$88.04-$107.17	175,679	3.7	$88.57	171,771	$88.29
	855,747			501,439
Total unrecognized compensation cost related to nonvested stock options at December 31, 2013 was $1.7 million. This cost is expected to be recognized over a weighted average period of 1.3 years. The total fair value of stock options vested during the years ended December 31, 2013, 2012 and 2011 was $4.2 million, $4.8 million and $5.9 million, respectively.
Cash received from the exercise of D&B stock options for the year ended December 31, 2013 was $65.7 million. The expected tax benefit associated with the tax deduction from the exercise of stock options totaled $7.7 million for the year ended December 31, 2013.
Employee Stock Purchase Plan
Under The Dun & Bradstreet Corporation 2000 Employee Stock Purchase Plan, we are authorized to sell (to eligible employees) up to 1,500,000 shares of our common stock of which 359,963 shares remain available for future purchases as of December 31, 2013.
Under the terms of the ESPP, employees can purchase our common stock at a 15% discount from market value, subject to certain limitations as set forth in the ESPP. The purchase price of the stock on the date of purchase is 85% of the average of the high and low prices of our stock on the last trading day of the month. Under the ESPP, we sold 50,277, 58,417 and 67,010 shares to employees for the years ended December 31, 2013, 2012 and 2011, respectively. Cash received from employees participating in the ESPP for the year ended December 31, 2013 was $3.9 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Note 12. Lease Commitments and Contractual Obligations
Most of our operations are conducted from leased facilities, which are under operating leases that expire over the next ten years, with the majority expiring within five years. Our corporate office is located at 103 JFK Parkway, Short Hills, New Jersey 07078, in a 123,000-square-foot property that we lease. We renewed our lease on this property in 2011 for a term of eight years, with two five-year renewal options. This property also serves as the executive offices of our North American segment. We also lease certain computer and other equipment under operating leases that expire over the next three and five years, respectively. These computer and other equipment leases are frequently renegotiated or otherwise changed as advancements in computer technology produce opportunities to lower costs and improve performance. Rental expenses under operating leases (cancelable and non-cancelable) were $30.1 million, $29.6 million, and $30.9 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Acxiom Corporation
In July 2006, we signed a four-year North American product and technology outsourcing agreement with Acxiom in order to significantly increase the speed, data processing capacity and matching capabilities we provide our global sales and marketing customers. In August 2008, we entered into a 65-month agreement to expand our service capabilities, enhance customer experience and accelerate the migration of the remaining existing D&B fulfillment processes for our European markets to Acxiom. In November 2008, we extended the term of the North American outsourcing agreement through 2011.
In December 2011, a three-year agreement was reached to further extend the North American product and technology outsourcing agreement until the end of 2014. Payments over the extended contract term will aggregate to approximately $26 million. The agreement provides for typical adjustments due to changes in volume, inflation and incremental project work.
In May 2009, we entered into another agreement with Acxiom to provide certain infrastructure management services that were formerly provided by Computer Sciences Corporation ("CSC"). These services included data center operations, technology help desk and network management functions. The agreement originally had an initial term ending in October 2014 and included the right to extend the agreement under the same terms for up to a maximum period of three years after the expiration of the original term. In 2010, we signed an infrastructure outsourcing agreement for data center operations, technology help desk and network management functions in Ireland, with an initial term ending in October 2014. In 2010, we entered into two amendments with Acxiom extending the initial terms of both agreements by a total of eight months until June 2015. We retain the right to extend these agreements for up to three years after the expiration of these amended terms. In the fourth quarter of 2012, we notified Acxiom of our intent to terminate certain data center and technology infrastructure support services. This was done in connection with our desire to insource certain technology functions in which it is both performance and financially beneficial. These agreements provide for typical adjustments due to changes in volume, inflation and incremental project work. Payments over these contract terms will aggregate to approximately $402 million.
In May 2011, we signed a five-year development and support agreement with Acxiom to provide data management services. This agreement was related to our then Strategic Technology Investment or MaxCV and totaled approximately $28 million over the term of the agreement. The agreement provided for typical adjustments due to changes in volume, inflation and incremental project work. In the fourth quarter of 2013, we terminated this agreement with Acxiom. This was done in connection with our desire to further insource certain technology functions in which it is both performance and financially beneficial.
We incurred costs of approximately $89 million, $90 million and $88 million under all of Acxiom agreements for the years ended December 31, 2013, 2012 and 2011, respectively. Total payments to Acxiom over the remaining terms of all contracts will aggregate to approximately $112 million.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Customer Service, which principally involves the collection, compilation and verification of information contained in our databases; and (iii) Data Update Service, which principally involves the bulk or discrete updates to the critical data elements about companies in our databases.
The agreement also specifies service level commitments required of CCMG for achievement of our customer satisfaction targets and a methodology for calculating credits to us if CCMG fails to meet certain service levels. In addition, CCMG’s performance under the agreement will be measured in part by our overall satisfaction of the program as measured by a customer satisfaction survey of our key internal business partners.
In December 2011, we signed a five-year telephone agreement to support our small business customers’ telesales team. Payments over the contract term will aggregate to approximately $3 million. The agreement provides for typical adjustments due to changes in volume, inflation and incremental project work.
After the first three years of service by CCMG, we have the right to terminate for convenience any or all of the services provided under the agreements upon one hundred eighty days prior written notice, and without incurring a termination fee. We incurred costs of approximately $21 million, $20 million, and $8 million for the years ended December 31, 2013, 2012, and 2011, respectively. Total payments to CCMG over the remaining terms of the above contracts will aggregate to approximately $54 million.
International Business Machines
In October 2004, we signed a seven-year outsourcing agreement with International Business Machines (“IBM”). Under the terms of the agreement, we transitioned certain portions of our data acquisition and delivery and customer service to IBM. By August 2010, our data acquisition, delivery and customer services performed by IBM for our European countries were terminated. Additionally, by October 2011 our customer contact center services for the United States were terminated as a result of our transition to CCMG. As of December 31, 2013, the services that are still to be provided by IBM are primarily limited delivery services to our North American customers.
In August 2012, we signed an amendment with IBM extending the term of the limited delivery services to our North American customers until January 2017. Payments over the remaining contract term will aggregate to approximately $10 million. The agreement provides for typical adjustments due to changes in volume, inflation and incremental project work.
We incurred costs of approximately $3 million, $3 million and $10 million for the years ended December 31, 2013, 2012 and 2011, respectively, under this agreement.
The following table quantifies our future contractual obligations as discussed above as of December 31, 2013:

Contractual Obligations	2014	2015	2016	2017	2018	Thereafter	Total
Operating Leases	$28.9	$23.9	$17.6	$9.2	$7.9	$22.2	$109.7
Obligations to Outsourcers	$132.4	$69.8	$25.2	$0.5	$—	$—	$227.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

The table above excludes pension obligations for which funding requirements are uncertain, excludes long-term contingent liabilities and excludes unrecognized tax benefits. Our obligations with respect to pension and postretirement medical benefit plans are described in Note 10 to the consolidated financial statements included in this Annual Report on Form 10-K. Our long-term contingent liabilities with respect to legal matters are discussed in Note 13 to the consolidated financial statements included in this Annual Report on Form 10-K. Our obligations with respect to senior notes and credit facilities are discussed in Note 6 to the consolidated financial statements included in this Annual Report on Form 10-K. Our obligations with respect to unrecognized tax benefits are discussed in Note 5 to the consolidated financial statements included in this Annual Report on Form 10-K.
Note 13. Contingencies
We are involved in tax and legal proceedings, claims and litigation arising in the ordinary course of business for which we believe that we have adequate reserves, and such reserves are not material to the consolidated financial statements. We record a liability when management believes that it is both probable that a liability has been incurred and we can reasonably estimate the amount of the loss. For such matters where management believes a liability is not probable but is reasonably possible, a liability is not recorded; instead, an estimate of loss or range of loss, if material individually or in the aggregate, is disclosed if reasonably estimable, or a statement will be made that an estimate of loss cannot be made. Once we have disclosed a matter that we believe is or could be material to us, we continue to report on such matter until there is finality of outcome or until we determine that disclosure is no longer warranted. Further, we believe our estimate of the aggregate range of reasonably possible losses, in excess of established reserves, for our legal proceedings was not material at December 31, 2013. In addition, from time-to-time, we may be involved in additional matters, which could become material and for which we may also establish reserve amounts, as discussed below.
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
For the year ended December 31, 2013, we incurred $7.4 million of legal and other professional fees related to matters in China. Additionally, during the year ended December 31, 2012, we incurred $13.5 million of legal and other professional fees and $2.1 million in local shut-down costs, as well as an impairment charge of $12.9 million related to accounts receivable, intangible assets, prepaid costs and software for Roadway, an operation in our Greater China reporting unit. For the year ended December 31, 2012, the Roadway operations had $5.4 million of revenue and $14.5 million of operating loss. D&B acquired Roadway’s operations in 2009, and for 2011 Roadway accounted for approximately $22 million in revenue and $2 million in operating income.
As our investigation is ongoing, we cannot yet predict the ultimate outcome of the matter or its impact, if any, on our business, financial condition or results of operations. No amount in respect of any potential liability in this matter, including for penalties, fines or other sanctions, has been accrued in the consolidated financial statements. In accordance with ASC 450, "Contingencies," or "ASC 450", we do not have sufficient information upon which to determine that a loss in connection with this matter is probable, reasonably possible or estimable, and thus no reserve has been established nor has a range of loss been disclosed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Nicholas Martin v. Dun & Bradstreet, Inc. and Convergys Customer Management Group, Inc., No. 12 CV 215 (USDC N.D. IL.)
On January 11, 2012, Nicholas Martin filed suit against Dun & Bradstreet, Inc. and Convergys Customer Management Group, Inc. ("Convergys") in the United States District Court for the Northern District of Illinois. The complaint alleges that Defendants violated the Telephone Consumer Protection Act (“TCPA”) because Convergys placed a telephone call to Plaintiff's cell phone using an automatic telephone dialing system ("ATDS") and because Dun & Bradstreet, Inc. authorized the telephone call. The TCPA generally prohibits the use of an ATDS to place a call to a cell phone for nonemergency purposes and without the prior express consent of the called party. The TCPA provides for statutory damages of $500 per violation, which may be trebled to $1,500 per violation at the discretion of the court if the plaintiff proves the defendant willfully violated the TCPA. Plaintiff sought to bring this action as a class action on behalf of all persons who Defendants called on their cell phone using an ATDS, where the Defendants obtained the cell phone number from some source other than directly from the called party, during the period from January 11, 2010 to the present. The parties reached an agreement to settle this matter and they have negotiated the terms of a settlement agreement and other related settlement documents. On July 16, 2013 the Court granted Plaintiff's Motion for Preliminary Approval of Class Action Settlement and entered a Preliminary Approval Order. Class members have been given notice and had until October 7, 2013 to submit claims. The claims period is now closed. No objections were submitted. The settlement is subject to final approval by the Court. The Court held a Fairness Hearing on November 19, 2013. No written objections to the Class Action Settlement were filed prior to the Fairness Hearing and there were no objections raised at the Fairness Hearing. Pursuant to the Court’s Order of November 19, 2013, Class Counsel informed the Court on January 13, 2014 that the parties have not been contacted by any attorney general’s office or any other governmental entity pursuant to the Class Action Fairness Act. The Court held a Final Approval Hearing on January 16, 2014, at which time the Court approved all aspects of the Class Action Settlement. On January 16, 2014, the Court entered a Final Order of Judgment and Dismissal, thereby dismissing the case with prejudice and without costs as to Plaintiff and all Settlement Class Members. Accordingly, the settlement is now final and we will no longer be reporting on this matter. The matter has settled within the reserved amount. In accordance with ASC 450, as of December 31, 2013, an appropriate reserve was set up to cover the settlement. The amount of such reserve is not material to the Company's financial statements.

Dun & Bradstreet Credibility Corporation v. Dun & Bradstreet, Inc., and The Dun & Bradstreet Corporation (N.Y. state court)
On February 20, 2014, Dun & Bradstreet Credibility Corporation (“DBCC”) filed an action in the Supreme Court of the State of New York for the County of New York against the Company. DBCC is an unaffiliated entity with license rights to use the Company’s brand name and to sell certain of the Company’s products. The complaint alleges that the Company breached the Commercial Services Agreement (“CSA”), which was entered into by the Company and DBCC on July 30, 2010 in connection with DBCC’s acquisition of the Company’s North American Self Awareness Solution business. The complaint alleges that the Company breached several of the CSA’s terms, and that the Company is trying to terminate the CSA through improper means. The Complaint alleges causes of action for breach of contract; breach of the covenant of good faith and fair dealing, in the alternative; intentional interference with prospective economic advantage; and declaratory judgment. The Complaint seeks damages and declaratory and injunctive relief. The Company was served with the Complaint on February 24, 2014.
The Company is in the initial stages of investigating the allegations. In accordance with ASC 450, we therefore do not have sufficient information upon which to determine that a loss in connection with this matter is probable, reasonably possible or estimable, and thus no reserve has been established nor has a range of loss been disclosed.
Dun & Bradstreet Credibility Corporation Sales Practices Litigations

O&R Construction, LLC v. Dun & Bradstreet Credibility Corporation, et al., No. 2:12 CV 02184 (USDC W.D. Wash.)
On December 13, 2012, plaintiff O&R Construction LLC filed a putative class action in the United States District Court for the Western District of Washington against D&B and an unaffiliated entity. The complaint alleged, among other things, that defendants violated the antitrust laws, used deceptive marketing practices to sell the CreditBuilder credit monitoring products and allegedly misrepresented the nature, need and value of the products. The plaintiff purports to sue on behalf of a putative class of purchasers of CreditBuilder and seeks recovery of damages and equitable relief. On February 18, 2013, the Company filed a motion to dismiss the complaint. On April 5, 2013, plaintiff filed an amended complaint in lieu of responding to the motion. The amended complaint dropped the antitrust claims and retained the class action and deceptive practices allegations. The Company filed a new motion to dismiss the amended complaint on May 3, 2013. On August 23, 2013, the Court heard the motion and granted it. Specifically, the Court dismissed a contract claim with prejudice, and dismissed all the remaining claims

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

without prejudice. On September 23, 2013, plaintiff filed a Second Amended Complaint (“SAC”). The SAC alleges claims for negligence, defamation and unfair business practices under Washington state law against the Company for alleged inaccuracies in small business credit reports. The SAC also alleges liability against the Company under a joint venture or agency theory for practices relating to CreditBuilder. The Company filed a motion to dismiss the SAC. On January 9, 2014, the Court heard argument on the Company’s motion and dismissed with prejudice the claims based on a joint venture or agency liability theory brought against the Company. The Court denied the motion with respect to the negligence, defamation and unfair practices claims. On January 23, 2014, the Company answered the SAC. With regard to discovery, the parties exchanged initial disclosures and completed the initial case management process in March 2013. Formal discovery has begun. As the Company recently filed its Answer to the SAC, this litigation is still in the initial stage. In accordance with ASC 450, we do not have sufficient information upon which to determine that a loss in connection with this matter is probable, reasonably possible or estimable, and thus no reserve has been established nor has a range of loss been disclosed.
Die-Mension Corporation v. Dun & Bradstreet Credibility Corporation et al., No. 1:14-cv-392 (N.D. Oh.)
On February 20, 2014, plaintiff Die-Mension Corporation (“Die-Mension”) filed a putative class action in the United States District Court for the Northern District of Ohio against the Company and Dun & Bradstreet Credibility Corporation (“DBCC”), an unaffiliated entity. Die-Mension purports to sue on behalf of a putative class of all purchasers of a CreditBuilder product in the United States or in such state(s) as the Court may certify. The complaint alleges that DBCC used deceptive marketing practices to sell the CreditBuilder credit monitoring products. As against the Company, the complaint alleges a violation of Ohio’s Deceptive Trade Practices Act, defamation, and negligence. The complaint alleges deceptive trade practices, negligent misrepresentation and concealment against DBCC. The Company has not yet been served with the complaint. This litigation is not currently active in light of the absence of service. The Company is in the initial stages of investigating the allegations. In accordance with ASC 450, we therefore do not have sufficient information upon which to determine that a loss in connection with this matter is probable, reasonably possible or estimable, and thus no reserve has been established nor has a range of loss been disclosed.

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
Additionally, in certain circumstances, D&B issues guarantee letters on behalf of our wholly-owned subsidiaries for specific situations. It is not possible to determine the maximum potential amount of future payments under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by D&B under these agreements have not had a material impact on the consolidated financial statements.
Note 14. Segment Information
The operating segments reported below are our segments for which separate financial information is available and upon which operating results are evaluated by management on a timely basis to assess performance and to allocate resources.

On January 1, 2012, we began managing and reporting our business through the following three segments (all prior periods had been reclassified to reflect the new segment structure):

•	North America (which consists of our operations in the U.S. and Canada);

•	Asia Pacific (which primarily consists of our operations in Australia, Greater China, India and Asia Pacific Worldwide Network); and

•	Europe and Other International Markets (which primarily consists of our operations in the U.K., the Netherlands, Belgium, Latin America and European Worldwide Network).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

During 2011, we managed and reported our business globally through the following three segments:

•	North America (which consisted of our operations in the U.S. and Canada);

•	Asia Pacific (which primarily consisted of our operations in Australia, Japan, Greater China and India); and

•	Europe and Other International Markets (which primarily consisted of our operations in the U.K., the Netherlands, Belgium, Latin America and our total Worldwide Network).

Our customer solution sets are D&B Risk Management Solutions™ and D&B Sales & Marketing Solutions™. Inter-segment sales are immaterial, and no single customer accounted for 10% or more of our total revenue. For management reporting purposes, we evaluate business segment performance before restructuring charges and intercompany transactions, because these charges and transactions are not a component of our ongoing income or expenses and may have a disproportionate positive or negative impact on the results of our ongoing underlying business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

	For the Years Ended December 31,
	2013	2012	2011
Revenue:
North America	$1,233.9	$1,225.6	$1,238.1
Asia Pacific	179.3	176.8	164.8
Europe and Other International Markets	242.0	241.9	243.4
Consolidated Core	1,655.2	1,644.3	1,646.3
Divested and Other Businesses	—	18.7	112.2
Consolidated Total	$1,655.2	$1,663.0	$1,758.5
Operating Income (Loss):
North America	$407.4	$480.9	$480.1
Asia Pacific	19.0	4.7	16.8
Europe and Other International Markets	72.9	68.8	55.3
Total Segments	499.3	554.4	552.2
Corporate and Other (1)	(62.2)	(122.3)	(127.4)
Consolidated Total	437.1	432.1	424.8
Non-Operating Income (Expense) – Net	(41.1)	(53.8)	(56.7)
Income Before Provision for Income Taxes and Equity in Net Income of Affiliates	$396.0	$378.3	$368.1

Depreciation and Amortization (2):
North America	$41.6	$41.8	$42.9
Asia Pacific	14.4	17.2	18.8
Europe and Other International Markets	12.2	13.0	13.6
Total Segments	68.2	72.0	75.3
Corporate and Other	3.0	6.3	5.8
Consolidated Total	$71.2	$78.3	$81.1

Capital Expenditures:
North America	$3.7	$2.2	$2.0
Asia Pacific	3.2	4.4	2.5
Europe and Other International Markets	1.9	0.3	0.8
Total Segments	8.8	6.9	5.3
Corporate and Other	0.7	0.1	0.9
Consolidated Total	$9.5	$7.0	$6.2

Additions to Computer Software and Other Intangibles (3):
North America	$25.0	$21.2	$16.0
Asia Pacific	4.4	5.4	1.7
Europe and Other International Markets	6.7	6.7	6.2
Total Segments	36.1	33.3	23.9
Corporate and Other	9.5	34.1	23.3
Consolidated Total	$45.6	$67.4	$47.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

	At December 31,
	2013	2012	2011
Assets (4):
North America	$843.2	$795.4	$790.6
Asia Pacific	371.9	414.6	466.8
Europe and Other International Markets	445.4	365.7	317.8
Total Segments	1,660.5	1,575.7	1,575.2
Corporate and Other (primarily taxes)	229.8	416.1	401.9
Consolidated Total	$1,890.3	$1,991.8	$1,977.1

Goodwill (5):
North America	$265.1	$266.5	$266.0
Asia Pacific	210.2	234.0	222.0
Europe and Other International Markets	113.8	110.6	110.4
Consolidated Total	$589.1	$611.1	$598.4

(1)	The following table summarizes “Corporate and Other:”

	For the Years Ended December 31,
	2013	2012	2011
Corporate Costs	$(40.9)	$(49.1)	$(55.4)
Restructuring Expense	(13.9)	(29.4)	(22.1)
Strategic Technology Investment or MaxCV	—	(30.3)	(44.8)
Legal Fees and Other Shut-Down Costs Associated with Matters in China	(7.4)	(13.5)	—
Settlement of Legacy Pension Obligation	—	—	(5.1)
Total Corporate and Other	$(62.2)	$(122.3)	$(127.4)

(2)	Includes depreciation and amortization of Property, Plant and Equipment, Computer Software and Other Intangibles.
The decrease of $7.1 million for the year ended December 31, 2013 as compared to December 31, 2012 was primarily attributed to software assets that became fully depreciated in 2012 and the divestiture of the domestic portion of our Japanese operations to TSR Ltd.

(3)
Additions to computer software and other intangibles in North America increased $3.8 million for the year ended December 31, 2013 as compared to December 31, 2012. This increase was mainly attributed to the purchase of perpetual licenses of third-party software.

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
Additions to computer software and other intangibles in “Corporate and Other” decreased $24.6 million for the year ended December 31, 2013 as compared to December 31, 2012. This decrease was primarily due to our then non-recurring Strategic Technology Investment or MaxCV related software additions that occurred in the prior year.
Additions to computer software and other intangibles in “Corporate and Other” increased $10.8 million for the year ended December 31, 2012 as compared to December 31, 2011. This increase was primarily driven by the Strategic Technology Investment or MaxCV.

(4)
The increase in assets in the North America segment to $843.2 million at December 31, 2013 from $795.4 million at December 31, 2012 was primarily due to increases in cash and computer software. The increase in cash was mainly a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

function of timing, while the increase in computer software was primarily due to the purchase of perpetual licenses of third-party software.
The decrease in assets in the Asia Pacific segment to $371.9 million at December 31, 2013 from $414.6 million at December 31, 2012 was primarily due to the negative impact of foreign currency translation.
The increase in assets in the Europe and Other International Markets segment to $445.4 million at December 31, 2013 from $365.7 million at December 31, 2012 was primarily due to an increase in cash.
The decrease in assets in Corporate and Other to $229.8 million at December 31, 2013 from $416.1 million at December 31, 2012 was primarily due to reduced deferred tax assets as a result of the remeasurement of our pension plan obligations in the fourth quarter of 2013 and a reduction in cash.

(5)
Goodwill in Asia Pacific decreased to $210.2 million at December 31, 2013 from $234.0 million at December 31, 2012. This decrease was primarily due to the negative impact of foreign currency translation.

Goodwill in Asia Pacific increased to $234.0 million at December 31, 2012 from $222.0 million at December 31, 2011. This is primarily attributable to the positive impact of foreign currency translation offset by an adjustment associated with the sale of our domestic portion of our Japanese operations.

Supplemental Geographic and Customer Solution Set Information:

	At December 31,
	2013	2012	2011
Long-Lived Assets (6):
North America	$453.5	$484.3	$484.2
Asia Pacific	290.0	333.9	330.8
Europe and Other International Markets	162.8	164.9	165.3
Consolidated Total	$906.3	$983.1	$980.3

(6)
Long-lived assets in North America decreased to $453.5 million at December 31, 2013 from $484.3 million at December 31, 2012. This decrease is due to an impairment charge primarily related to (i) technology and software assets that were primarily related to our data management infrastructure (data supply chain) in our North America segment. We can improve data collection through other commercially available means, as needed.

Long-lived assets in Asia Pacific decreased to $290.0 million at December 31, 2013 from $333.9 million at December 31, 2012. This is primarily attributable to the negative impact of foreign currency fluctuations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

	For the Years Ended December 31,
	2013	2012	2011
Customer Solution Set Revenue:
North America:
Risk Management Solutions	$693.2	$700.6	$729.7
Sales & Marketing Solutions	540.7	525.0	508.4
North America Core Revenue	1,233.9	1,225.6	1,238.1
Divested and Other Businesses (7)	—	—	8.7
Total North America Revenue	1,233.9	1,225.6	1,246.8

Asia Pacific:
Risk Management Solutions	154.5	147.5	144.5
Sales & Marketing Solutions	24.8	29.3	20.3
Asia Pacific Core Revenue	179.3	176.8	164.8
Divested and Other Businesses (7)	—	18.7	103.5
Total Asia Pacific Revenue	179.3	195.5	268.3

Europe and Other International Markets:
Risk Management Solutions	198.3	199.5	200.3
Sales & Marketing Solutions	43.7	42.4	43.1
Europe and Other International Markets Core Revenue	242.0	241.9	243.4
Divested and Other Businesses	—	—	—
Total Europe and Other International Markets Revenue	242.0	241.9	243.4

Consolidated Total:
Risk Management Solutions	1,046.0	1,047.6	1,074.5
Sales & Marketing Solutions	609.2	596.7	571.8
Core Revenue	1,655.2	1,644.3	1,646.3
Divested and Other Businesses (7)	—	18.7	112.2
Consolidated Total Revenue	$1,655.2	$1,663.0	$1,758.5
(7) There were no divestitures during the year ended December 31, 2013.
During the year ended December 31, 2012, we completed the sale of: (i) AllBusiness.com, Inc.; (ii) Purisma Incorporated; and (iii) a small supply management company. These businesses have been classified as “Divested and Other Businesses.” These Divested and Other Businesses contributed 1% to our North America total revenue for the year ended December 31, 2011.
During the year ended December 31, 2012, we completed (a) the sale of: (i) the domestic portion of our Japanese operations to TSR Ltd.; (ii) our market research business in China, consisting of two joint venture companies; and (iii) a research and advisory services business in India; and (b) the shut-down of our Roadway operations. These businesses have been classified as “Divested and Other Businesses.” These Divested and Other Businesses contributed 10% and 39% to our Asia Pacific total revenue for the years ended December 31, 2012 and 2011, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

The following table represents Divested and Other Businesses revenue by solution set:

	For the Years Ended December 31,
	2013	2012	2011
Divested and Other Businesses:
Risk Management Solutions	$—	$9.3	$39.8
Sales & Marketing Solutions	—	9.4	72.4
Total Divested and Other Businesses Revenue	$—	$18.7	$112.2

Note 15. Supplemental Financial Data

Other Accrued and Current Liabilities:

	At December 31,
	2013	2012
Restructuring Accruals	$10.4	$11.7
Professional Fees	34.6	37.4
Operating Expenses	29.1	28.9
Other Accrued Liabilities	42.0	40.9
	$116.1	$118.9

Property, Plant and Equipment – Net:

	At December 31,
	2013	2012
Land	$5.7	$5.9
Buildings	33.5	31.6
Furniture	59.5	60.4
	98.7	97.9
Less: Accumulated Depreciation	68.3	66.2
	30.4	31.7
Leasehold Improvements, less:
Accumulated Amortization of $15.6 and $15.0 as of December 31, 2013 and 2012, respectively	9.2	8.9
Property, Plant and Equipment – Net	$39.6	$40.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Other Income (Expense) – Net:

	For the Years Ended December 31,
	2013	2012	2011
Effect of Legacy Tax Matters (1)	$0.8	$(14.8)	$(7.1)
Gain (Loss) on Sale of Businesses (2)	—	6.1	—
Loss on Investment (3)	—	—	(11.4)
Miscellaneous Other Income (Expense) – Net (4)	(2.5)	(6.4)	(2.7)
Other Income (Expense) – Net	$(1.7)	$(15.1)	$(21.2)

(1)
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

(2)
During the year ended December 31, 2012, we recognized gains primarily related to the sale of: (i) the domestic portion of our Japanese operations to TSR Ltd.; (ii) Purisma Incorporated; and (iii) our market research business in China, consisting of two joint venture companies.

(3)	During the year ended December 31, 2011, we recorded an impairment charge related to a 2008 investment in a research and development data firm as a result of its financial condition.

(4)
Miscellaneous Other Income (Expense) - Net decreased for the year ended December 31, 2013 compared to the year ended December 31, 2012, primarily due to one-time costs of $5.8 million incurred in 2012 to accelerate the redemption of our senior notes with a face value of $400 million that were scheduled to mature on April 1, 2013, partially offset by the negative impact of foreign currency translation.

Miscellaneous Other Income (Expense) - Net increased for the year ended December 31, 2012 compared to the year ended December 31, 2011, primarily due to costs of $5.8 million incurred in 2012 to accelerate the redemption of our senior notes with a face value of $400 million that were scheduled to mature on April 1, 2013, partially offset by the positive impact of foreign currency translation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Computer Software and Goodwill:

	Computer Software	Goodwill
January 1, 2012	$127.6	$598.4
Additions at Cost (5)	64.9	—
Amortization	(49.2)	—
Write-offs	(4.7)	—
Divestitures (6)	—	(0.3)
Other (7)	2.3	13.0
December 31, 2012	140.9	611.1
Additions at Cost (8)	43.5	—
Amortization	(46.9)	—
Write-offs (9)	(31.3)	—
Other (7)	1.7	(22.0)
December 31, 2013	$107.9	$589.1

(5) Computer Software - Amount mainly due to our Strategic Technology Investment or MaxCV and new product offerings.

(6)
Goodwill - Amount due to an adjustment associated with the sale of our domestic portion of our Japanese operations. See Note 17 to the consolidated financial statements included in this Annual Report on Form 10-K.

(7) Computer Software and Goodwill - Primarily due to the impact of foreign currency fluctuations.

(8) Computer Software - Amount mainly due to the purchase of perpetual licenses of third party software.

(9) Computer Software - This decrease is due to impairment charges primarily related to (i) technology and software assets that were primarily related to our data management infrastructure (data supply chain) in our North America segment. We can improve data collection through other commercially available means, as needed; and (ii) our Portal asset in our Asia Pacific segment resulting from lower than expected product revenue. We decided to sunset the Portal product and migrate our existing Portal customers to an enhanced version of our existing DUNS Registered Seal product.

Other Intangibles (included in Non-Current Assets):

	Customer Relationships	Trademark and Other	Total
January 1, 2012	$30.8	$85.3	$116.1
Additions	—	1.5	1.5
Amortization	(3.8)	(13.5)	(17.3)
Write-offs (10)	—	(3.2)	(3.2)
Divestitures (11)	0.3	—	0.3
Other	2.3	(0.4)	1.9
December 31, 2012 (12)	29.6	69.7	99.3
Additions	—	0.6	0.6
Amortization	(4.1)	(11.7)	(15.8)
Write-offs	—	(0.4)	(0.4)
Other (13)	5.5	(12.5)	(7.0)
December 31, 2013 (12)	$31.0	$45.7	$76.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

(10) Trademark and Other - Amounts primarily due to the write-off of other intangibles related to the shut-down of Roadway. See Note 17 to the consolidated financial statements included in this Annual Report on Form 10-K.

(11)
Customer Relationships - Amount due to an adjustment associated with the sale of our domestic portion of our Japanese operations. See Note 17 to the consolidated financial statements included in this Annual Report on Form 10-K.

(12) Customer Relationships - Includes accumulated amortization of $13.8 million and $7.3 million as of
December 31, 2013 and 2012, respectively.
Trademark and Other - Includes accumulated amortization of $78.2 million and $72.7 million as of December
31, 2013 and 2012, respectively.
(13) During the year ended December 31, 2013 we reclassified assets between Trademark and Other and Customer Relationships. In addition, the amount includes the negative impact of foreign currency translation.

Allowance for Doubtful Accounts:

January 1, 2011	$17.5
Additions charged to costs and expenses	12.1
Write-offs	(20.0)
Recoveries	7.7
Other	(0.2)
December 31, 2011	17.1
Additions charged to costs and expenses	15.2
Write-offs	(7.2)
Recoveries	2.1
Other	0.1
December 31, 2012	27.3
Additions charged to costs and expenses	3.0
Write-offs	(9.7)
Recoveries	3.2
Other	0.1
December 31, 2013	$23.9
Deferred Tax Asset Valuation Allowance:

January 1, 2011	$38.8
Additions charged (credited) to costs and expenses	0.8
Additions charged (credited) due to foreign currency fluctuations	(0.5)
Additions charged (credited) to other accounts	(1.0)
December 31, 2011	38.1
Additions charged (credited) to costs and expenses	(1.6)
Additions charged (credited) due to foreign currency fluctuations	—
Additions charged (credited) to other accounts	(1.1)
December 31, 2012	35.4
Additions charged (credited) to costs and expenses	2.7
Additions charged (credited) due to foreign currency fluctuations	1.2
Additions charged (credited) to other accounts	(1.0)
December 31, 2013	$38.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Note 16. Quarterly Financial Data (Unaudited)

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Full Year
2013
Revenue:
North America	$283.2	$278.7	$305.8	$366.2	$1,233.9
Asia Pacific	41.4	49.3	44.4	44.2	179.3
Europe and Other International Markets	56.4	58.4	60.9	66.3	242.0
Consolidated Revenue	$381.0	$386.4	$411.1	$476.7	$1,655.2
Operating Income (Loss):
North America	$86.0	$84.5	$112.3	$124.6	$407.4
Asia Pacific	2.4	8.4	5.1	3.1	19.0
Europe and Other International Markets	14.0	15.7	19.7	23.5	72.9
Total Segments	102.4	108.6	137.1	151.2	499.3
Corporate and Other (1)	(14.6)	(14.7)	(16.6)	(16.3)	(62.2)
Consolidated Operating Income	87.8	93.9	120.5	134.9	437.1
Net Income	53.6	58.4	73.5	76.6	262.1
Less: Net (Income) Loss Attributable to the Noncontrolling Interest	(0.7)	(0.9)	(0.7)	(1.3)	(3.6)
Net Income Attributable to D&B	$52.9	$57.5	$72.8	$75.3	$258.5

Basic Earnings Per Share of Common Stock Attributable to D&B Common Shareholders (2)	$1.30	$1.46	$1.89	$1.98	$6.61
Diluted Earnings Per Share of Common Stock Attributable to D&B Common Shareholders (2)	$1.29	$1.44	$1.87	$1.96	$6.54
Cash Dividends Paid Per Common Share	$0.40	$0.40	$0.40	$0.40	$1.60

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Full Year
2012
Revenue:
North America	$285.5	$279.0	$308.3	$352.8	$1,225.6
Asia Pacific	59.9	46.6	44.8	44.2	195.5
Europe and Other International Markets	57.4	58.3	60.1	66.1	241.9
Consolidated Revenue	$402.8	$383.9	$413.2	$463.1	$1,663.0
Operating Income (Loss):
North America	$102.5	$103.2	$117.3	$157.9	$480.9
Asia Pacific	(11.1)	5.6	5.1	5.1	4.7
Europe and Other International Markets	14.2	14.6	17.3	22.7	68.8
Total Segments	105.6	123.4	139.7	185.7	554.4
Corporate and Other (1)	(31.2)	(34.1)	(30.0)	(27.0)	(122.3)
Consolidated Operating Income	74.4	89.3	109.7	158.7	432.1
Net Income	64.1	56.5	80.7	95.2	296.5
Less: Net (Income) Loss Attributable to the Noncontrolling Interest	(0.7)	—	(1.1)	0.8	(1.0)
Net Income Attributable to D&B	$63.4	$56.5	$79.6	$96.0	$295.5

Basic Earnings Per Share of Common Stock Attributable to D&B Common Shareholders (2)	$1.33	$1.21	$1.77	$2.22	$6.47
Diluted Earnings Per Share of Common Stock Attributable to D&B Common Shareholders (2)	$1.32	$1.20	$1.76	$2.20	$6.43
Cash Dividends Paid Per Common Share	$0.38	$0.38	$0.38	$0.38	$1.52

(1)	The following table itemizes the components of the “Corporate and Other” category of Operating Income (Loss):

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Full Year
2013
Corporate Costs	$(10.7)	$(8.8)	$(9.6)	$(11.8)	$(40.9)
Restructuring Expense	(2.3)	(2.2)	(6.1)	(3.3)	(13.9)
Legal and Other Professional Fees and Shut-Down Costs Related to Matters in China	(1.6)	(3.7)	(0.9)	(1.2)	(7.4)
Total Corporate and Other	$(14.6)	$(14.7)	$(16.6)	$(16.3)	$(62.2)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Full Year
2012
Corporate Costs	$(12.5)	$(9.9)	$(13.1)	$(13.6)	$(49.1)
Restructuring Expense	(9.1)	(9.3)	(4.8)	(6.2)	(29.4)
Strategic Technology Investment or MaxCV	(8.4)	(10.5)	(6.7)	(4.7)	(30.3)
Legal and Other Professional Fees and Shut-Down Costs Related to Matters in China	(1.2)	(4.4)	(5.4)	(2.5)	(13.5)
Total Corporate and Other	$(31.2)	$(34.1)	$(30.0)	$(27.0)	$(122.3)

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
On September 28, 2012, Roadway was charged in a Bill of Prosecution, along with five former employees, by the Shanghai District Prosecutor with illegally obtaining private information of Chinese citizens. On December 28, 2012, the Chinese court imposed a monetary fine on Roadway and fines and imprisonment for four former Roadway employees. A fifth former Roadway employee was separated from the case.
For the year ended December 31, 2013, we incurred $7.4 million of legal and other professional fees related to matters in China. Additionally, during the year ended December 31, 2012, we incurred $13.5 million of legal and other professional fees and $2.1 million in local shut-down costs, as well as an impairment charge of $12.9 million related to accounts receivable, intangible assets, prepaid costs and software for Roadway, an operation in our Greater China reporting unit. For the year ended December 31, 2012, the Roadway operations had $5.4 million of revenue and $14.5 million of operating loss. D&B acquired Roadway’s operations in 2009, and for 2011 Roadway accounted for approximately $22 million in revenue and $2 million in operating income.
Domestic Portion of our Japanese Joint Venture
In February 2012, we completed the sale of the domestic portion of our Japan operations to TSR Ltd., our local joint venture partner since December 2007, for $4.5 million. As a result, we recorded a pre-tax gain of $3.0 million in "Other Income (Expense) - Net" in the consolidated statement of operations and comprehensive income during the year ended December 31, 2012. Our domestic Japanese operations generated approximately $64 million in revenue during 2011.
Simultaneously with closing this transaction, we entered into a ten-year commercial arrangement to provide TSR Ltd. with global data for its Japanese customers and to become the exclusive distributor of TSR Ltd. data to the Worldwide Network. From the date of this transaction in February 2012, this arrangement has aggregate future cash payments of approximately $140 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

AllBusiness.com, Inc.
In February 2012, we completed the sale of AllBusiness.com, Inc., a U.S. entity included in our North American reporting segment, for $0.4 million. As a result, we recorded a pre-tax loss of $0.4 million in "Other Income (Expense) - Net" in the consolidated statement of operations and comprehensive income during the year ended December 31, 2012. AllBusiness.com, Inc. generated approximately $4 million in revenue during 2011.
Chinese Market Research Joint Ventures
In January 2012, we completed the sale of our market research business in China, consisting of two joint venture companies, by selling our equity interests in such companies to our partner for a total purchase price of $5.0 million. As a result, we recorded a pre-tax gain of $1.4 million in "Other Income (Expense) - Net" in the consolidated statement of operations and comprehensive income during the year ended December 31, 2012. The joint ventures generated approximately $16 million in revenue during 2011.
Purisma Incorporated
In January 2012, we completed the sale of Purisma Incorporated, a U.S. entity included in our North American reporting segment, for $2.0 million. As a result, we recorded a pre-tax gain of $2.0 million in "Other Income (Expense) - Net" in the consolidated statement of operations and comprehensive income during the year ended December 31, 2012. Purisma Incorporated generated approximately $4 million in revenue during 2011.

Note 18. Subsequent Events
Dividend Declaration
In February 2014, we approved the declaration of a dividend of $0.44 per share of common stock for the first quarter of 2014. This cash dividend will be payable on March 12, 2014 to shareholders of record at the close of business on February 25, 2014.

Share Repurchases
From January 1, 2014 through February 27, 2014, we have repurchased 936,724 shares of common stock for approximately $98 million, which were outstanding at December 31, 2013. The share repurchases were comprised of 813,323 shares of common stock for approximately $85 million under our $1 billion share repurchase program and 123,401 shares of common stock for approximately $13 million under our four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP. See Note 9 to the consolidated financial statements included in this Annual Report on Form 10-K for further discussion on our share repurchase programs.

Tax Audit - Resolution of the 2007-2009 IRS Audit
On January 15, 2014, we effectively settled the IRS audit for tax years 2007-2009. As a result of the settlement we will reduce our liabilities by approximately $63 million, partially offset by a reduction of approximately $22 million for a contractual receipt under the tax allocation agreement between Moody's Corporation and D&B as it relates to this matter. The result will be a net benefit of approximately $37 million recorded in the quarter ending March 31, 2014.

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
Conclusions Regarding Disclosure Controls
Based upon our Controls Evaluation, our CEO and CFO have concluded that as of the end of our fiscal year ended December 31, 2013, our Disclosure Controls are effective at a reasonable assurance level.
Management's Report on Internal Control Over Financial Reporting
Management's Report on Internal Control Over Financial Reporting and Management's Responsibility for Financial Statements are contained in this Annual Report on Form 10-K.
Change in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information
On February 25, 2014 our Compensation & Benefits Committee (the “Committee”) approved, as part of an overall compensation review, an increase in compensation, effective January 1, 2014, for the following three named executive officers:
(i)     Joshua L. Peirez - Mr. Peirez was appointed our Chief Operating Officer effective February 4, 2014. Mr. Peirez’s base salary has been increased to $600,000, his target bonus opportunity is now $600,000 and his equity grant for 2014 has an economic value of $1,000,000. In addition, the Committee approved a special grant of restricted stock units for Mr. Peirez for his critical role in delivering the Company’s overall strategy, of $1,000,000 with 50% vesting after three years and 25% vesting after each of years four and five.
(ii)     Richard H. Veldran - Mr. Veldran has served as our Chief Financial Officer since June 2011. Mr. Veldran’s base salary has been increased to $520,000, his target bonus opportunity is now $468,000 and his equity grant for 2014 has an economic value of $750,000.
(iii)    Bruce R. Sink - Mr. Sink has served as our Chief Information Officer since October 2012. Mr. Sink’s base salary has been increased to $450,000, his target bonus opportunity is now $360,000 and his equity grant for 2014 has an economic value of $400,000 (no change from 2013). In addition, the Committee approved a special grant of restricted stock units for Mr. Sink for his role in leading the transformation of our technology capabilities, of $400,000 which will vest 100% after two years.
All of the above compensation is subject to the terms of our ongoing executive compensation programs.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required to be furnished by this Item 10. “Directors, Executive Officers and Corporate Governance,” is incorporated herein by reference from our Notice of 2014 Annual Meeting of Shareholders and Proxy Statement to be filed within 120 days after D&B’s fiscal year end of December 31, 2013 (the “Proxy Statement”).

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

EQUITY COMPENSATION PLAN INFORMATION
The following table summarizes our equity compensation plan information as of December 31, 2013:

Plan Category	(A) Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(B) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity Compensation Plans approved by security holders	1,121,404	(1)	$60.46	5,191,710	(2)

(1)	Includes options to purchase 855,747 shares of our common stock, restricted stock units with respect to 259,426 shares of our common stock, and 6,231 accrued dividend units.

(2)
Includes shares available for future purchases under our Employee Stock Purchase Plan ("ESPP"). As of December 31, 2013, an aggregate of 359,963 shares of our common stock were available for purchase under the ESPP.

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
(3) Exhibits.
See Index to Exhibits in this Annual Report on Form 10-K.
(b) Exhibits.
See Index to Exhibits in this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2014.

The Dun & Bradstreet Corporation (Registrant)

By:	/s/ ROBERT P. CARRIGAN
Robert P. Carrigan
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities set forth next to their names, on February 28, 2014.

/s/ ROBERT P. CARRIGAN	President and Chief Executive Officer
Robert P. Carrigan	(principal executive officer)

/s/ RICHARD H. VELDRAN	Senior Vice President and Chief Financial Officer
Richard H. Veldran	(principal financial officer)

/s/ ANTHONY PIETRONTONE JR.	Principal Accounting Officer and Corporate Controller
Anthony Pietrontone Jr.

/s/ CHRISTOPHER J. COUGHLIN	Chairman of the Board
Christopher J. Coughlin

/s/ AUSTIN A. ADAMS	Director
Austin A. Adams

/s/ JOHN W. ALDEN	Director
John W. Alden

/s/ JAMES N. FERNANDEZ	Director
James N. Fernandez

/s/ PAUL R. GARCIA	Director
Paul R. Garcia

/s/ ANASTASSIA LAUTERBACH	Director
Anastassia Lauterbach

/s/ THOMAS J. MANNING	Director
Thomas J. Manning

/s/ SANDRA E. PETERSON	Director
Sandra E. Peterson

/s/ JUDITH A. REINSDORF	Director
Judith A. Reinsdorf

INDEX TO EXHIBITS

3.	Articles of Incorporation and By-laws
3.1
Restated Certificate of Incorporation of the Registrant, as filed with the Secretary of State of the State of Delaware on May 8, 2013, (incorporated by reference to Exhibit 3.3 to Registrant's Current Report on Form 8-K, file number 1-15967, filed May 10, 2013).

3.2
Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Appendix A to the Restated Certificate of Incorporation, included as Exhibit 3.3 to the Registrant's Current Report on Form 8-K, file number 1-15967, filed May 10, 2013).

3.3
The Dun & Bradstreet Corporation Certificate of Designation of Series B Preferred Stock (incorporated by reference to Appendix B to the Restated Certificate of Incorporation, included as Exhibit 3.1 to the Registrant's Current Report on Form 8-K, file number 1-15967, filed May 10, 2013).

3.4
Fourth Amended and Restated By-Laws of the Registrant, as amended, effective May 8, 2013 (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form 8-K, file number 1-15967, filed May 10, 2013).

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

10.6†
The Dun & Bradstreet Corporation Incentive Compensation Recoupment Policy, adopted October 15, 2012 by the Registrant's Board of Directors (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 28, 2013).

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

10.10†
The Dun & Bradstreet Corporation Change in Control Plan, adopted by the Registrant's Board of Directors on December 7, 2012 and effective as of January 1, 2013 (incorporated by reference to Exhibit 10.12 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 28, 2013).

	10.11*†	First Amendment to the Dun & Bradstreet Corporation Change In Control Plan, effective January 1, 2014.

	10.12*†	The Dun & Bradstreet Career Transition Plan, as amended and restated effective January 1, 2014.

10.13†
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

10.15†
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

10.17†
Pension Benefit Equalization Plan of The Dun & Bradstreet Corporation, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.5 to the Registrant's Quarterly Report on Form 10-Q, file number 1-15967, filed November 6, 2008).

10.18†
First Amendment to the Pension Benefit Equalization Plan of The Dun & Bradstreet Corporation (as amended and restated effective January 1, 2009), effective August 4, 2009 (incorporated by reference to Exhibit 10.30 to the Registrant's Annual Report on Form 10-K, file number 1-15967, filed February 25, 2010).

10.19†
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

10.20†
Supplemental Executive Benefit Plan of The Dun & Bradstreet Corporation, as amended May 1, 2007 (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q, file number 1-15967, filed May 4, 2007).

10.21†
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

10.24†
The Dun & Bradstreet Corporation 2000 Stock Incentive Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q, file number 1-15967, filed November 6, 2008).

10.25†	The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, file number 1-15967, filed May 7, 2009).

10.26†
The Dun & Bradstreet Corporation 2009 Stock Incentive Plan, as Amended and Restated With Respect to Awards Granted Under the Plan on or after January 1, 2013 (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 28, 2013).

10.27†
Key Employees' Non-Qualified Deferred Compensation Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.6 to the Registrant's Quarterly Report on Form 10-Q, file number 1-15967, filed November 6, 2008).

10.28*†	First Amendment, effective December 17, 2013, to The Dun & Bradstreet Corporation Key Employees' NonQualified Deferred Compensation Plan, as amended and restated effective January 1, 2009.

10.29*†	Second Amendment, effective December 17, 2013, to The Dun & Bradstreet Corporation Key Employees' NonQualified Deferred Compensation Plan, as amended and restated effective January 1, 2009.

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

10.32*†
The Dun & Bradstreet Corporation Covered Employee Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, file number 1-15967, filed May 6, 2011), together with the First Amendment thereto (filed herewith).

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

10.36†
Offer Letter of Employment of Mr. Robert Carrigan, dated September 6, 2013 (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed September 10, 2013).

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

10.42†
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

10.53†
Form of Restricted Stock Unit Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan as Amended and Restated With Respect to Awards Granted Under the Plan on or after January 1, 2013 (incorporated by reference to Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 28, 2013).

10.54†
Form of International Restricted Stock Unit Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan, as amended February 18, 2010 (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, file number 1-15967, filed February 24, 2010).

10.55†
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

10.57†
Form of International Restricted Stock Unit Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan as Amended and Restated With Respect to Awards Granted Under the Plan on or after January 1, 2013 (incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 28, 2013).

10.58†
Form of Performance Restricted Stock Unit Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan as Amended and Restated With Respect to Awards Granted Under the Plan on or after January 1, 2013 (incorporated by reference to Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 28, 2013).

10.59†
Form of International Performance Restricted Stock Unit Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan as Amended and Restated With Respect to Awards Granted Under the Plan on or after January 1, 2013 (incorporated by reference to Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 28, 2013).

10.60†
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

10.62†
Form of Stock Option Award Agreement under the 2000 Non-employee Directors' Stock Incentive Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.68 to the Registrant's Annual Report on Form 10-K, file number 1-15967, filed February 29, 2012).

10.63†
Form of Restricted Share Unit Award Agreement under the 2000 Non-employee Directors' Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, file number 1-15967, filed December 8, 2004).

10.64†
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

10.66†
Form of Restricted Stock Unit Award Agreement under the 2000 Non-employee Directors' Stock Incentive Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.13 to the Registrant's Quarterly Report on Form 10-Q, file number 1-15967, filed November 6, 2008).

10.67†
Form of Restricted Stock Unit Award Agreement under the 2000 Non-employee Directors' Stock Incentive Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.73 to the Registrant's Annual Report on Form 10-K, file number 1-15967, filed February 29, 2012).

10.68†
Form of Stock Option Award Agreement, effective October 23, 2013, under the 2000 Non-employee Directors’ Stock Incentive Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed November 5, 2013).

10.69†
Form of Restricted Stock Unit Award Agreement, effective October 23, 2013, under the 2000 Non-employee Directors’ Stock Incentive Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed November 5, 2013).

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

	10.75*†	Form of U.S. Performance Restricted Stock Unit Award for Leveraged Restricted Stock Units under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan, effective February 26, 2014.

	10.76*†	Form of U.S. Performance Restricted Stock Unit Award based on Revenue Compound Annual Growth Rate under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan, effective February 26, 2014.

	10.77*†	Form of U.S. Performance Restricted Stock Unit Award based on Total Shareholder Return under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan, effective February 26, 2014.

	10.78*†	Form of International Restricted Stock Unit Award under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan, effective February 26, 2014.

	10.79*†	Form of International Performance Restricted Stock Unit Award for Leveraged Restricted Stock Units under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan, effective February 26, 2014.

10.80*†
Form of International Performance Restricted Stock Unit Award based on Revenue Compound Annual Growth Rate under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan, effective February 26, 2014.

	10.81*†	Form of International Performance Restricted Stock Unit Award based on Total Shareholder Return under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan, effective February 26, 2014.
21.	Subsidiaries of the Registrant
	21.1*	Subsidiaries of the Registrant as of December 31, 2013.

23.	Consents of Experts and Counsel
	23.1*	Consent of Independent Registered Public Accounting Firm.

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

101
The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations and Comprehensive Income (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders’ Equity (Deficit), and (v) the Notes to the Consolidated Financial Statements.

*	Filed herewith.
† Represents a management contract or compensatory plan.

^	Portions of this Exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission.