Form 10-Q
period 2014-03-31
DUN & BRADSTREET CORP/NW
filed 2014-05-07
CIK 1115222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
Form 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding at March 31, 2014
Common Stock,	37,016,091
par value $0.01 per share

THE DUN & BRADSTREET CORPORATION

PART I. UNAUDITED FINANCIAL INFORMATION

Item 1.	Financial Statements
The Dun & Bradstreet Corporation Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
	2014	2013

Revenue	$381.9	$381.0
Operating Expenses	128.3	126.2
Selling and Administrative Expenses	150.5	146.4
Depreciation and Amortization	15.9	18.3
Restructuring Charge	4.9	2.3
Operating Costs	299.6	293.2
Operating Income	82.3	87.8
Interest Income	0.4	0.2
Interest Expense	(10.6)	(9.9)
Other Income (Expense) - Net	(23.3)	(1.2)
Non-Operating Income (Expense) - Net	(33.5)	(10.9)
Income Before Provision for Income Taxes and Equity in Net Income of Affiliates	48.8	76.9
Less: Provision for Income Taxes	(36.7)	23.8
Equity in Net Income of Affiliates	0.5	0.5
Net Income	86.0	53.6
Less: Net (Income) Loss Attributable to the Noncontrolling Interest	(0.7)	(0.7)
Net Income Attributable to D&B	$85.3	$52.9
Basic Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$2.28	$1.30
Diluted Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$2.26	$1.29
Weighted Average Number of Shares Outstanding-Basic	37.4	40.6
Weighted Average Number of Shares Outstanding-Diluted	37.7	40.9
Cash Dividend Paid Per Common Share	$0.44	$0.40
Other Comprehensive Income, Net of Tax
Net Income (from above)	$86.0	$53.6
Foreign Currency Translation Adjustments, no Tax Impact	(3.4)	(12.3)
Defined Benefit Pension Plans:
Prior Service Costs, Net of Tax Income (Expense) (1)	(0.2)	(1.5)
Net Actuarial Gain (Loss), Net of Tax Income (Expense) (2)	5.6	7.0
Comprehensive Income, Net of Tax	88.0	46.8
Less: Comprehensive (Income) Loss Attributable to the Noncontrolling Interest	(0.8)	(0.8)
Comprehensive Income Attributable to D&B	$87.2	$46.0

(1)	Tax Income (Expense) of $0.1 million and $0.7 million during the three months ended March 31, 2014 and 2013, respectively.

(2)	Tax Income (Expense) of $(3.0) million and $(3.5) million during the three months ended March 31, 2014 and 2013, respectively.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation Consolidated Balance Sheets (Unaudited)

	March 31, 2014	December 31, 2013
	(Amounts in millions, except per share data)
ASSETS
Current Assets
Cash and Cash Equivalents	$268.3	$235.9
Accounts Receivable, Net of Allowance of $23.9 at March 31, 2014 and $23.9 at December 31, 2013	451.6	518.5
Other Receivables	5.6	6.3
Prepaid Taxes	6.8	9.1
Deferred Income Tax	12.7	14.0
Other Prepaids	28.1	30.3
Other Current Assets	8.3	8.3
Total Current Assets	781.4	822.4
Non-Current Assets
Property, Plant and Equipment, Net of Accumulated Depreciation of $84.7 at March 31, 2014 and $83.9 at December 31, 2013	39.9	39.6
Computer Software, Net of Accumulated Amortization of $488.5 at March 31, 2014 and $474.1 at December 31, 2013	105.8	107.9
Goodwill	585.6	589.1
Deferred Income Tax	147.1	148.4
Other Receivables	20.3	45.6
Other Intangibles	72.3	76.7
Other Non-Current Assets	54.8	60.6
Total Non-Current Assets	1,025.8	1,067.9
Total Assets	$1,807.2	$1,890.3
LIABILITIES
Current Liabilities
Accounts Payable	$48.8	$41.4
Accrued Payroll	64.0	86.4
Accrued Income Tax	9.8	7.5
Short-Term Debt	0.1	0.1
Other Accrued and Current Liabilities (Note 6)	116.0	116.1
Deferred Revenue	628.2	600.8
Total Current Liabilities	866.9	852.3
Pension and Postretirement Benefits	385.7	394.1
Long-Term Debt	1,513.8	1,516.0
Liabilities for Unrecognized Tax Benefits	45.9	108.0
Other Non-Current Liabilities	56.8	62.2
Total Liabilities	2,869.1	2,932.6
Contingencies (Note 7)
EQUITY
D&B SHAREHOLDERS’ EQUITY (DEFICIT)
Series A Junior Participating Preferred Stock, $0.01 par value per share, authorized - 0.5 shares; outstanding - none	—	—
Preferred Stock, $0.01 par value per share, authorized - 9.5 shares; outstanding - none	—	—
Series Common Stock, $0.01 par value per share, authorized - 10.0 shares; outstanding - none	—	—
Common Stock, $0.01 par value per share, authorized - 200.0 shares; issued - 81.9 shares	0.8	0.8
Capital Surplus	269.6	270.0
Retained Earnings	2,669.8	2,600.9
Treasury Stock, at cost, 44.9 shares at March 31, 2014 and 44.1 shares at December 31, 2013	(3,272.1)	(3,181.3)
Accumulated Other Comprehensive Income (Loss)	(736.8)	(738.8)
Total D&B Shareholders’ Equity (Deficit)	(1,068.7)	(1,048.4)
Noncontrolling Interest	6.8	6.1
Total Equity (Deficit)	(1,061.9)	(1,042.3)
Total Liabilities and Shareholders’ Equity (Deficit)	$1,807.2	$1,890.3

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2014	2013
	(Amounts in millions)
Cash Flows from Operating Activities:
Net Income	$86.0	$53.6
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	15.9	18.3
Amortization of Unrecognized Pension Loss	8.3	8.3
Income Tax Benefit from Stock-Based Awards	3.0	2.5
Excess Tax Benefit on Stock-Based Awards	(1.1)	(0.5)
Equity Based Compensation	2.0	3.4
Restructuring Charge	4.9	2.3
Restructuring Payments	(5.9)	(4.0)
Changes in Deferred Income Taxes, Net	(62.0)	—
Changes in Accrued Income Taxes, Net	5.7	3.5
Changes in Current Assets and Liabilities:
(Increase) Decrease in Accounts Receivable	68.2	83.3
(Increase) Decrease in Other Current Assets	2.0	11.6
Increase (Decrease) in Deferred Revenue	26.6	26.7
Increase (Decrease) in Accounts Payable	9.1	1.5
Increase (Decrease) in Accrued Liabilities	(25.4)	(37.9)
Increase (Decrease) in Other Accrued and Current Liabilities	9.1	9.1
Changes in Non-Current Assets and Liabilities:
(Increase) Decrease in Other Long-Term Assets	27.9	(4.3)
Net Increase (Decrease) in Long-Term Liabilities	(14.8)	(6.3)
Net, Other Non-Cash Adjustments	1.0	1.2
Net Cash Provided by Operating Activities	160.5	172.3
Cash Flows from Investing Activities:
Cash Settlements of Foreign Currency Contracts	(4.7)	(5.5)
Capital Expenditures	(2.3)	(3.0)
Additions to Computer Software and Other Intangibles	(9.7)	(13.4)
Net, Other	—	(0.1)
Net Cash Used in Investing Activities	(16.7)	(22.0)
Cash Flows from Financing Activities:
Payments for Purchases of Treasury Shares	(98.0)	(121.0)
Net Proceeds from Stock-Based Awards	1.5	2.9
Payments of Dividends	(16.3)	(16.1)
Proceeds from Borrowings on Credit Facilities	116.4	152.1
Payments of Borrowings on Credit Facilities	(118.4)	(139.9)
Excess Tax Benefit on Stock-Based Awards	1.1	0.5
Net Cash Used in Financing Activities	(113.7)	(121.5)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	2.3	(5.1)
Increase (Decrease) in Cash and Cash Equivalents	32.4	23.7
Cash and Cash Equivalents, Beginning of Period	235.9	149.1
Cash and Cash Equivalents, End of Period	$268.3	$172.8
Supplemental Disclosure of Cash Flow Information:
Cash Paid for:
Income Taxes, Net of Refunds	$16.6	$17.8
Interest	$1.3	$0.7

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation Consolidated Statements of Shareholders’ Equity (Deficit) (Unaudited)

			For the Three Months Ended March 31, 2014 and 2013
					(Amounts in millions)
	Common Stock ($0.01 Par Value)	Capital Surplus	Retained Earnings	Treasury Stock	Cumulative Translation Adjustment	Minimum Pension Liability Adjustment	Derivative Financial Instrument	Total D&B Shareholders’ Equity (Deficit)	Noncontrolling Interest	Total Equity (Deficit)
Balance, December 31, 2012	$0.8	$261.7	$2,405.5	$(2,833.3)	$(151.2)	$(701.0)	$0.1	$(1,017.4)	$3.1	$(1,014.3)
Net Income	—	—	52.9	—	—	—	—	52.9	0.7	53.6
Equity-Based Plans	—	(0.4)	—	8.3	—	—	—	7.9	—	7.9
Treasury Shares Acquired	—	—	—	(121.0)	—	—	—	(121.0)	—	(121.0)
Pension Adjustments, net of tax of $2.8	—	—	—	—	—	5.5	—	5.5	—	5.5
Dividend Declared	—	—	(16.4)	—	—	—	—	(16.4)	—	(16.4)
Change in Cumulative Translation Adjustment	—	—	—	—	(12.4)	—	—	(12.4)	0.1	(12.3)
Balance, March 31, 2013	$0.8	$261.3	$2,442.0	$(2,946.0)	$(163.6)	$(695.5)	$0.1	$(1,100.9)	$3.9	$(1,097.0)

Balance, December 31, 2013	$0.8	$270.0	$2,600.9	$(3,181.3)	$(186.7)	$(552.2)	$0.1	$(1,048.4)	$6.1	$(1,042.3)
Net Income	—	—	85.3	—	—	—	—	85.3	0.7	86.0
Equity-Based Plans	—	(0.4)	—	7.2	—	—	—	6.8	—	6.8
Treasury Shares Acquired	—	—	—	(98.0)	—	—	—	(98.0)	—	(98.0)
Pension Adjustments, net of tax of $2.9	—	—	—	—	—	5.4	—	5.4	—	5.4
Dividend Declared	—	—	(16.4)	—	—	—	—	(16.4)	—	(16.4)
Change in Cumulative Translation Adjustment	—	—	—	—	(3.4)	—	—	(3.4)	—	(3.4)
Balance, March 31, 2014	$0.8	$269.6	$2,669.8	$(3,272.1)	$(190.1)	$(546.8)	$0.1	$(1,068.7)	$6.8	$(1,061.9)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE DUN & BRADSTREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular dollar amounts in millions, except share and per share data)

Note 1 --	Basis of Presentation
These interim unaudited consolidated financial statements have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q. They should be read in conjunction with the consolidated financial statements and related notes, which appear in The Dun & Bradstreet Corporation’s (“D&B” or “we” or “our” or "us" or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2013. The unaudited consolidated results for interim periods do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements and are not necessarily indicative of results for the full year or any subsequent period. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the unaudited consolidated financial position, results of operations and cash flows at the dates and for the periods presented have been included.
All inter-company transactions have been eliminated in consolidation.
The financial statements of the subsidiaries outside North America reflect results for the three months ended February 28 in order to facilitate the timely reporting of the unaudited consolidated financial results and unaudited consolidated financial position.
Where appropriate, we have reclassified certain prior year amounts to conform to the current year presentation.

Note 2 --	Recent Accounting Pronouncements
In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" which changes the requirements for reporting discontinued operations by limiting it to disposals representing a strategic shift that has or will have a major effect on the entity’s operations and financial results. An entity will be required to: (i) present the assets and liabilities of a disposal group that includes a discontinued operation separately in the statement of financial position; and (ii) expand disclosures about the discontinued operations. The authoritative guidance is effective for fiscal years and the interim periods within those fiscal years beginning on or after December 15, 2014 and should be applied on a prospective basis. We do not expect that the adoption of this authoritative guidance will have a material impact on our consolidated financial statements.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

Note 3 -- Restructuring Charge

We incurred restructuring charges which generally consist of employee severance and termination costs, contract terminations and/or costs to terminate lease obligations less assumed sublease income. These charges were incurred as a result of eliminating, consolidating, standardizing and/or automating our business functions.
Restructuring charges have been recorded in accordance with ASC 712-10, “Nonretirement Postemployment Benefits,” or “ASC 712-10” and/or ASC 420-10, “Exit or Disposal Cost Obligations,” or “ASC 420-10,” as appropriate.
We record severance costs (provided under an ongoing benefit arrangement) once they are both probable and estimable in accordance with the provisions of ASC 712-10.
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
Three Months Ended March 31, 2014 vs. Three Months Ended March 31, 2013
During the three months ended March 31, 2014, we recorded a $4.9 million restructuring charge. The significant components of this charge included:

•
Severance and termination costs of $4.7 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 55 employees were impacted. Of these 55 employees, approximately 30 employees exited the Company in the first quarter of 2014, with the remaining primarily to exit in the second quarter of 2014. The cash payments for these employees will be substantially completed by the fourth quarter of 2014; and

•	Contract termination, lease termination obligations, other exit costs including those to consolidate or close facilities of $0.2 million.

During the three months ended March 31, 2013, we recorded a $2.3 million restructuring charge. The significant components of this charge included:

•
Severance and termination costs of $0.6 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 45 employees were impacted. Of these 45 employees, approximately 40 employees exited the Company in the first quarter of 2013, with the remaining primarily having exited in the second quarter of 2013. The cash payments for these employees were substantially completed by the third quarter of 2013; and

•	Contract termination, lease termination obligations, other exit costs including those to consolidate or close facilities of $1.7 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

The following tables set forth, in accordance with ASC 712-10 and/or ASC 420-10, the restructuring reserves and utilization:

	Severance and Termination	Contract Termination, Lease Termination Obligations and Other Exit Costs	Total
Restructuring Charges:
Balance Remaining as of December 31, 2013	$5.8	$4.6	$10.4
Charge Taken during First Quarter 2014	4.7	0.2	4.9
Payments during First Quarter 2014	(2.0)	(3.9)	(5.9)
Balance Remaining as of March 31, 2014	$8.5	$0.9	$9.4

	Severance and Termination	Contract Termination, Lease Termination Obligations and Other Exit Costs	Total
Restructuring Charges:
Balance Remaining as of December 31, 2012	$9.4	$2.3	$11.7
Charge Taken during First Quarter 2013	0.6	1.7	2.3
Payments/Asset Impairment during First Quarter 2013 (1)	(3.7)	(0.8)	(4.5)
Balance Remaining as of March 31, 2013	$6.3	$3.2	$9.5

(1) We incurred an asset impairment of $0.5 million in the first quarter of 2013 related to the termination of a lease.

Note 4 --	Notes Payable and Indebtedness
Our borrowings are summarized in the following table:

	March 31, 2014	December 31, 2013
Debt Maturing Within One Year:
Other	$0.1	$0.1
Total Debt Maturing Within One Year	$0.1	$0.1
Debt Maturing After One Year:
Long-Term Fixed-Rate Notes (Net of a $2.9 million and $3.0 million discount as of March 31, 2014 and December 31, 2013, respectively)	$1,047.1	$1,047.0
Fair Value Adjustment Related to Hedged Debt	2.2	2.5
Credit Facility	464.5	466.5
Total Debt Maturing After One Year	$1,513.8	$1,516.0
Fixed-Rate Notes
In December 2012, we issued senior notes with a face value of $450 million that mature on December 1, 2017 (the "2017 notes”), bearing interest at a fixed annual rate of 3.25%, payable semi-annually. In addition, in December 2012, we issued senior notes with a face value of $300 million that mature on December 1, 2022 (the “2022 notes”), bearing interest at a fixed annual rate of 4.375%, payable semi-annually. The proceeds were used in December 2012 to repay borrowings outstanding under our revolving credit facility and retire our then outstanding $400 million senior notes bearing interest at a fixed annual rate of 6.00%, which had a maturity date of April 2013. The interest rates applicable to the 2017 notes and 2022 notes are subject to adjustment if our debt rating is decreased three levels below the Standard & Poor's and Fitch BBB+ credit ratings that we held on the date of issuance. After a rate adjustment, if our debt ratings are subsequently upgraded, the adjustment(s)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

would reverse. The maximum adjustment is 2.00% above the initial interest rates and the rates cannot adjust below the initial interest rates. As of March 31, 2014, no such adjustments to the interest rates were required. The 2017 notes and 2022 notes carrying amounts of $450.0 million and $297.5 million, net of less than $0.1 million and $2.5 million of remaining issuance discounts, respectively, are recorded as “Long-Term Debt” in the unaudited consolidated balance sheet at March 31, 2014.
The 2017 notes and 2022 notes were issued at discounts of less than $0.1 million and $2.9 million, respectively. In addition, in connection with the issuance, we incurred underwriting and other fees of approximately $3.4 million and $2.5 million for the 2017 notes and 2022 notes, respectively. These costs are being amortized over the life of the applicable notes. The 2017 notes and 2022 notes contain certain covenants that limit our ability to create liens, enter into sale and leaseback transactions and consolidate, merge or sell assets to another entity. We were in compliance with these non-financial covenants at March 31, 2014 and 2013. The 2017 notes and 2022 notes do not contain any financial covenants.
In November 2010, we issued senior notes with a face value of $300 million that mature on November 15, 2015 (the "2015 notes”), bearing interest at a fixed annual rate of 2.875%, payable semi-annually. The proceeds were used in December 2010 to repay our then outstanding $300 million senior notes, bearing interest at a fixed annual rate of 5.50%, which had a maturity date of March 15, 2011. The 2015 notes of $299.7 million, net of $0.3 million remaining discount, are recorded as “Long-Term Debt” in the unaudited consolidated balance sheet at March 31, 2014.
The 2015 notes were issued at a discount of $1.1 million, and, in connection with the issuance, we incurred underwriting and other fees of approximately $2.5 million. These costs are being amortized over the life of the 2015 notes. The 2015 notes contain certain covenants that limit our ability to create liens, enter into sale and leaseback transactions and consolidate, merge or sell assets to another entity. We were in compliance with these non-financial covenants at March 31, 2014 and 2013. The 2015 notes do not contain any financial covenants.
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
In March 2012, in connection with our objective to manage our exposure to interest rate changes and our policy to manage our fixed and floating-rate debt mix, the interest rate derivatives discussed in the previous paragraph were terminated. This resulted in a gain of $0.3 million and the receipt of $5.0 million in cash on March 12, 2012, the swap termination settlement date. The gain of $0.3 million was recorded in “Other Income (Expense) - Net” in the consolidated statement of operations and comprehensive income during the year ended December 31, 2012.
Approximately $0.8 million of derivative gains offset by a $0.5 million loss on the fair value adjustment related to the hedged debt were recorded through the date of termination in the results for the three months ended March 31, 2012. The $4.9 million adjustment in the carrying amount of the hedged debt at the date of termination is being amortized as an offset to “Interest Expense” in our consolidated statement of operations and comprehensive income over the remaining term of the 2015 notes. Approximately $0.3 million of amortization was recorded during the three months ended March 31, 2014, resulting in a balance of $2.2 million in the unaudited consolidated balance sheet at March 31, 2014.

Credit Facility

At March 31, 2014 and December 31, 2013, we had an $800 million revolving credit facility, which expires in October 2016. Borrowings under the $800 million revolving credit facility are available at prevailing short-term interest rates. The facility requires the maintenance of interest coverage and total debt to Earnings Before Income Taxes, Depreciation and Amortization (“EBITDA”) ratios, which are defined in the credit agreement. We were in compliance with these revolving credit facility financial covenants at March 31, 2014 and December 31, 2013.

At March 31, 2014 and December 31, 2013, we had $464.5 million and $466.5 million, respectively, of borrowings outstanding under the $800 million revolving credit facility with weighted average interest rates of 1.26% and 1.24%, respectively. We borrowed under this facility from time-to-time during the three months ended March 31, 2014 to supplement the timing of receipts in order to fund our working capital. We have also borrowed under this facility from time-to-time to fund a portion of our share repurchases. The $800 million revolving credit facility also supports our commercial paper program. Under this program, we may issue from time-to-time unsecured promissory notes in the commercial paper market in private placements exempt from registration under the Securities Act of 1933, as amended, for a cumulative face amount not to exceed $800 million outstanding at any one time and with maturities not exceeding 364 days from the date of issuance. Outstanding

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

commercial paper effectively reduces the amount available for borrowing under the $800 million revolving credit facility. We did not borrow under our commercial paper program during the three months ended March 31, 2014 or 2013.
Other
At March 31, 2014 and December 31, 2013, certain of our international operations had uncommitted lines of credit of $2.7 million and $2.6 million, respectively. There were no borrowings outstanding under these lines of credit at March 31, 2014 and December 31, 2013, respectively. These arrangements have no material facility fees and no compensating balance requirements.
We were contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties totaling $4.7 million at March 31, 2014 and December 31, 2013, respectively.
Interest paid for all outstanding debt totaled $1.3 million and $0.7 million during the three months ended March 31, 2014 and 2013, respectively.

Note 5 --	Earnings Per Share
We assess if any of our share-based payment transactions are deemed participating securities prior to vesting and therefore need to be included in the earnings allocation when computing Earnings Per Share ("EPS") under the two-class method. The two-class method requires earnings to be allocated between common shareholders and holders of participating securities. All outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be a separate class of common stock and should be included in the calculation of basic and diluted EPS. Based on a review of our stock-based awards, we have determined that only our restricted stock awards are deemed participating securities. We did not have any weighted average restricted shares outstanding for either of the three months ended March 31, 2014 and 2013.

We are required to include in our computation of diluted EPS any contingently issuable shares that have satisfied all the necessary conditions by the end of the reporting period or would have satisfied all necessary conditions if the end of the reporting period was the end of the performance period. Contingently issuable shares are shares that issuance is contingent upon the satisfaction of certain conditions other than just services. Beginning in 2013, we granted certain employees target awards of performance-based restricted stock units, in the form of leveraged restricted stock units or performance units. As the actual number of D&B common shares ultimately received by the employee can range from zero to 200% of the target award depending on the Company’s actual performance against the pre-established market conditions or performance conditions, these awards are considered contingently issuable shares.

	Three Months Ended March 31,
	2014	2013
Net Income Attributable to D&B	$85.3	$52.9
Less: Allocation to Participating Securities	—	—
Net Income Attributable to D&B Common Shareholders – Basic and Diluted	$85.3	$52.9
Weighted Average Number of Shares Outstanding – Basic	37.4	40.6
Dilutive Effect of Our Stock Incentive Plans	0.3	0.3
Weighted Average Number of Shares Outstanding – Diluted	37.7	40.9
Basic Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$2.28	$1.30
Diluted Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$2.26	$1.29
Stock-based awards (including contingently issuable shares) to acquire 17,058 shares and 896,151 shares of common stock were outstanding at the three months ended March 31, 2014 and 2013, respectively, but were not included in the computation of diluted earnings per share because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being anti-dilutive. Our options generally expire ten years from the grant date and our stock awards vest generally within three to five years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

Our share repurchases were as follows:

	For the Three Months Ended March 31,
Program	2014		2013
	Shares	$ Amount	Shares	$ Amount
	(Dollar amounts in millions)
Share Repurchase Programs (a)	813,323	$85.0	1,423,537	$115.0
Repurchases to Mitigate the Dilutive Effect of the Shares Issued Under Our Stock Incentive Plans and Employee Stock Purchase Plan (“ESPP”) (b)	123,401	13.0	74,315	6.0
Total Repurchases	936,724	$98.0	1,497,852	$121.0

(a)
In August 2012, our Board of Directors approved a $500 million increase to our then-existing $500 million share repurchase program, for a total program authorization of $1 billion. The then-existing $500 million share repurchase program was approved by our Board of Directors in October 2011 and commenced in November 2011 upon completion of our previous $200 million share repurchase program. We anticipate that this program will be completed during 2014.

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

Note 6 -- Other Accrued and Current Liabilities

	March 31, 2014	December 31, 2013
Restructuring Accruals	$9.4	$10.4
Bond Interest Payable (1)	12.5	3.4
Professional Fees	34.3	34.6
Operating Expenses	25.6	29.1
Other Accrued Liabilities	34.2	38.6
	$116.0	$116.1

(1)	The increase in Bond Interest Payable from December 31, 2013 to March 31, 2014 was primarily attributed to the timing of the semi-annual interest payments.
Note 7 -- Contingencies
We are involved in tax and legal proceedings, claims and litigation arising in the ordinary course of business for which we believe that we have adequate reserves, and such reserves are not material to the consolidated financial statements. We record a liability when management believes that it is both probable that a liability has been incurred and we can reasonably estimate the amount of the loss. For such matters where management believes a liability is not probable but is reasonably possible, a liability is not recorded; instead, an estimate of loss or range of loss, if material individually or in the aggregate, is disclosed if reasonably estimable, or a statement will be made that an estimate of loss cannot be made. Once we have disclosed a matter that we believe is or could be material to us, we continue to report on such matter until there is finality of outcome or until we determine that disclosure is no longer warranted. Further, we believe our estimate of the aggregate range of reasonably possible losses, in excess of established reserves, for our legal proceedings was not material at March 31, 2014. In addition, from time-to-time, we may be involved in additional matters, which could become material and for which we may also establish reserve amounts, as discussed below.
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
(Tabular dollar amounts in millions, except share and per share data)

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
During the three months ended March 31, 2014, we incurred $0.3 million of legal and other professional fees related to matters in China, as compared to $1.6 million of legal and other professional fees and $0.1 million in local shut-down costs for the three months ended March 31, 2013.
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

Dun & Bradstreet Credibility Corporation v. Dun & Bradstreet, Inc., and The Dun & Bradstreet Corporation (N.Y. state court)
On February 20, 2014, Dun & Bradstreet Credibility Corporation (“DBCC”) filed an action in the Supreme Court of the State of New York for the County of New York against the Company. DBCC is an unaffiliated entity with license rights to use the Company’s brand name and to sell certain of the Company’s products. The complaint alleges that the Company breached the Commercial Services Agreement (“CSA”), which was entered into by the Company and DBCC on July 30, 2010 in connection with DBCC’s acquisition of the Company’s North American Self Awareness Solution business. The complaint alleges that the Company breached several of the CSA’s terms, and that the Company is trying to terminate the CSA through improper means. The Complaint alleges causes of action for breach of contract; breach of the covenant of good faith and fair dealing, in the alternative; intentional interference with prospective economic advantage; and declaratory judgment. The Complaint seeks damages and declaratory and injunctive relief. The Company was served with the Complaint on February 24, 2014. On March 10, 2014, the court entered an order staying the lawsuit to permit the parties to attempt to resolve the matter in mediation.
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
Dun & Bradstreet Credibility Corporation Sales Practices Litigations

O&R Construction, LLC v. Dun & Bradstreet Credibility Corporation, et al., No. 2:12 CV 02184 (W.D. Wash.)
On December 13, 2012, plaintiff O&R Construction LLC filed a putative class action in the United States District Court for the Western District of Washington against D&B and an unaffiliated entity. The complaint alleged, among other things, that defendants violated the antitrust laws, used deceptive marketing practices to sell the CreditBuilder credit monitoring products and allegedly misrepresented the nature, need and value of the products. The plaintiff purports to sue on behalf of a putative class of purchasers of CreditBuilder and seeks recovery of damages and equitable relief. On February 18, 2013, the Company filed a motion to dismiss the complaint. On April 5, 2013, plaintiff filed an amended complaint in lieu of responding to the motion. The amended complaint dropped the antitrust claims and retained the class action and deceptive practices allegations. The Company filed a new motion to dismiss the amended complaint on May 3, 2013. On August 23, 2013, the Court heard the motion and granted it. Specifically, the Court dismissed a contract claim with prejudice, and dismissed all the remaining claims without prejudice. On September 23, 2013, plaintiff filed a Second Amended Complaint (“SAC”). The SAC alleges claims for negligence, defamation and unfair business practices under Washington state law against the Company for alleged inaccuracies in small business credit reports. The SAC also alleges liability against the Company under a joint venture or agency theory for practices relating to CreditBuilder. The Company filed a motion to dismiss the SAC. On January 9, 2014, the Court heard argument on the Company’s motion and dismissed with prejudice the claims based on a joint venture or agency liability theory brought against the Company. The Court denied the motion with respect to the negligence, defamation and unfair practices claims. On January 23, 2014, the Company answered the SAC. On May 2, 2014, plaintiff filed a Notice Regarding Scope of Class Definition, noting its intention to revise its class definition to exclude small businesses from the states of Ohio and California from its motion for class certification. The parties exchanged initial disclosures and completed

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

the initial case management process in March 2013. Discovery in the case is ongoing, and the Company is continuing to investigate the allegations. In accordance with ASC 450, we do not have sufficient information upon which to determine that a loss in connection with this matter is probable, reasonably possible or estimable, and thus no reserve has been established nor has a range of loss been disclosed.
Die-Mension Corporation v. Dun & Bradstreet Credibility Corporation et al., No. 1:14-cv-392 (N.D. Oh.)
On February 20, 2014, plaintiff Die-Mension Corporation (“Die-Mension”) filed a putative class action in the United States District Court for the Northern District of Ohio against the Company and DBCC, an unaffiliated entity, Die-Mension purporting to sue on behalf of a putative class of all purchasers of a CreditBuilder product in the United States or in such state(s) as the Court may certify. The complaint alleged that DBCC used deceptive marketing practices to sell the CreditBuilder credit monitoring products. As against the Company, the complaint alleged a violation of Ohio’s Deceptive Trade Practices Act, defamation, and negligence. The complaint alleged deceptive trade practices, negligent misrepresentation and concealment against DBCC. On March 4, 2014, in response to a direction from the court, Die-Mension withdrew its original complaint and filed an amended complaint. The amended complaint contains the same substantive allegations as the original complaint, but limits the purported class to small businesses in Ohio that purchased the CreditBuilder product. On March 13 2014, the Company agreed to waive service of the amended complaint. On May 5, 2014, the Company and DBCC filed a Joint Motion to Transfer the litigation to the Western District of Washington. The parties also filed a stipulated motion extending the Company and DBCC’s time to file a motion to dismiss or otherwise answer the amended complaint until 20 days after the Court decides the Joint Motion to Transfer. In accordance with ASC 450, we therefore do not have sufficient information upon which to determine that a loss in connection with this matter is probable, reasonably possible or estimable, and thus no reserve has been established nor has a range of loss been disclosed.

Vinotemp International Corporation and CPrint®, Inc. v. Dun & Bradstreet Credibility Corporation, et al., No. 8:14-cv-00451 (C.D. Cal)
On March 24 2014, plaintiffs Vinotemp International Corporation (“Vinotemp”) and CPrint®, Inc. (“CPrint”) filed a putative class action in the United States District Court for the Central District of California against the Company and DBCC, an unaffiliated entity. Vinotemp and CPrint purport to sue on behalf of all purchasers of DBCC’s CreditBuilder product in the state of California. The complaint alleges that DBCC used deceptive marketing practices to sell the CreditBuilder credit monitoring products, in violation of §17200 and §17500 of the California Business and Professions Code. The complaint also alleges negligent misrepresentation and concealment against DBCC. As against the Company, the complaint alleges that the Company entered false and inaccurate information on credit reports in violation of § 17200 of the California Business and Professions Code, and also alleges negligence and defamation claims. On March 31, 2014, the Company agreed to waive service of the complaint. The Company’s response is due May 27, 2014. The Company is in the initial stages of investigating the allegations. In accordance with ASC 450, we therefore do not have sufficient information upon which to determine that a loss in connection with this matter is probable, reasonably possible or estimable, and thus no reserve has been established nor has a range of loss been disclosed.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

Note 8 -- Income Taxes
Our effective tax rate for the three months ended March 31, 2014 of (75.0)% was impacted by the release of reserves of $58.7 million, net of cash paid, for uncertain tax positions due to the effective settlement of audits for the 2007 - 2009 tax years. Our effective tax rate for the three months ended March 31, 2013 of 31.0% was impacted by the release of reserves for uncertain tax positions and a benefit for the reenactment of the U.S. research and development tax credit for 2012 and 2013 as part of the American Taxpayer Relief Act of 2012 signed into law in January 2013. For the three months ended March 31, 2014 there are no changes in our effective tax rate that either have had or that we expect may reasonably have a material impact on our operations or future performance.
The total amount of gross unrecognized tax benefits as of March 31, 2014 was $44.5 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $41.6 million, net of related additional tax benefits. During the three months ended March 31, 2014, we decreased our unrecognized tax benefits by $61.2 million, net of increases. The decrease is primarily due to the effective settlement of audits for the 2007 - 2009 tax years. We anticipate that it is reasonably possible total unrecognized tax benefits will decrease by approximately $15 million within the next twelve months as a result of the expiration of applicable statutes of limitation.

We or one of our subsidiaries file income tax returns in the U.S. federal, and various state, local and foreign jurisdictions. In the U.S. federal jurisdiction, we are no longer subject to examination by the IRS for years prior to 2010. In state and local jurisdictions, with a few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2009. In foreign jurisdictions, with a few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2008.
We recognize accrued interest expense related to unrecognized tax benefits in income tax expense. The total amount of interest expense recognized for the three months ended March 31, 2014 was $0.3 million, net of tax benefits, as compared to $0.4 million, net of tax benefits, for the three months ended March 31, 2013. The total amount of accrued interest as of March 31, 2014 was $4.3 million, net of tax benefits, as compared to $8.6 million, net of tax benefits, as of March 31, 2013.
Note 9 -- Pension and Postretirement Benefits
The following table sets forth the components of the net periodic cost (income) associated with our pension plans and our postretirement benefit obligations:

	Pension Plans		Postretirement Benefit Obligations
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2014	2013	2014	2013
Components of Net Periodic Cost (Income):
Service Cost	$1.1	$1.3	$0.2	$0.2
Interest Cost	19.7	17.5	0.2	0.2
Expected Return on Plan Assets	(25.2)	(23.5)	—	—
Amortization of Prior Service Cost (Credit)	0.1	0.1	(0.4)	(2.3)
Recognized Actuarial Loss (Gain)	8.9	10.9	(0.3)	(0.4)
Net Periodic Cost (Income)	$4.6	$6.3	$(0.3)	$(2.3)
We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 that we expected to contribute $20 million to our U.S. Non-Qualified plans and non-U.S. pension plans and $4 million to our postretirement benefit plan for the year ended December 31, 2014. As of March 31, 2014, we have made contributions to our Non-Qualified U.S. and non-U.S. pension plans of $4.8 million and to our postretirement benefit plan of $0.6 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

Note 10 -- Segment Information

The operating segments reported below are our segments for which separate financial information is available and upon which operating results are evaluated by management on a timely basis to assess performance and to allocate resources. We manage and report our business through the following three segments:

•	North America (which consists of our operations in the United States ("U.S.") and Canada);

•	Asia Pacific (which primarily consists of our operations in Australia, Greater China, India and Asia Pacific Worldwide Network); and

•	Europe and Other International Markets (which primarily consists of operations in the United Kingdom ("U.K."), the Netherlands, Belgium, Latin America and European Worldwide Network).
Our customer solution sets are D&B Risk Management Solutions™ and D&B Sales & Marketing Solutions™. Inter-segment sales are immaterial, and no single customer accounted for 10% or more of our total revenue. For management reporting purposes, we evaluate business segment performance before restructuring charges and intercompany transactions, because these charges are not a component of our ongoing income or expenses and may have a disproportionate positive or negative impact on the results of our ongoing underlying business.

	For the Three Months Ended March 31,
	2014	2013
Revenue:
North America	$279.0	$283.2
Asia Pacific	41.7	40.8
Europe and Other International Markets	61.1	56.2
Consolidated Core	381.8	380.2
Divested and Other Businesses	0.1	0.8
Consolidated Total	$381.9	$381.0
Operating Income (Loss):
North America	$78.0	$86.0
Asia Pacific	6.2	2.4
Europe and Other International Markets	16.7	14.0
Total Segments	100.9	102.4
Corporate and Other (1)	(18.6)	(14.6)
Consolidated Total	82.3	87.8
Non-Operating Income (Expense), Net (2)	(33.5)	(10.9)
Income Before Provision for Income Taxes and Equity in Net Income of Affiliates	$48.8	$76.9

(1)	The following table summarizes “Corporate and Other:”

	For the Three Months Ended March 31,
	2014	2013
Corporate Costs	$(13.4)	$(10.7)
Restructuring Expense	(4.9)	(2.3)
Legal and Other Professional Fees and Shut-Down Costs Related to Matters in China	(0.3)	(1.6)
Total Corporate and Other	$(18.6)	$(14.6)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

(2)	The following table summarizes “Non-Operating Income (Expense):”

	For the Three Months Ended March 31,
	2014	2013
Interest Income	$0.4	$0.2
Interest Expense	(10.6)	(9.9)
Other Income (Expense) - Net (a)	(23.3)	(1.2)
Non-Operating Income (Expense) - Net	$(33.5)	$(10.9)

(a) The increase in Other Expense was primarily due to the reduction of a contractual receipt under the Tax Allocation Agreement between Moody’s Corporation and D&B as it relates to the effective settlement of audits for the 2007 - 2009 tax years.

Supplemental Geographic and Customer Solution Set Information:

	For the Three Months Ended March 31,
	2014	2013
Customer Solution Set Revenue:
North America:
Risk Management Solutions	$163.3	$166.0
Sales & Marketing Solutions	115.7	117.2
North America Core Revenue	279.0	283.2
Divested and Other Businesses	—	—
Total North America Revenue	279.0	283.2

Asia Pacific:
Risk Management Solutions	36.7	35.6
Sales & Marketing Solutions	5.0	5.2
Asia Pacific Core Revenue	41.7	40.8
Divested and Other Businesses (3)	—	0.6
Total Asia Pacific Revenue	41.7	41.4

Europe and Other International Markets:
Risk Management Solutions	49.7	46.1
Sales & Marketing Solutions	11.4	10.1
Europe and Other International Markets Core Revenue	61.1	56.2
Divested and Other Businesses	0.1	0.2
Total Europe and Other International Markets Revenue	61.2	56.4

Consolidated Total:
Risk Management Solutions	249.7	247.7
Sales & Marketing Solutions	132.1	132.5
Core Revenue	381.8	380.2
Divested and Other Businesses (3)	0.1	0.8
Consolidated Total Revenue	$381.9	$381.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

(3)
During the fourth quarter of 2013 and in the first quarter of 2014, we ceased the operations of: (a) our India Event Planning and Rural Marketing Businesses in our Asia Pacific segment. These businesses contributed 2% to our Asia Pacific total revenue for the three months ended March 31, 2013; and (b) our Ireland Small Corporate Registry Business in our Europe and Other International Markets segment. This business contributed less than 1% to our Europe and Other International Markets total revenue for each of the three months ended March 31, 2014 and 2013. These businesses have been classified as “Divested and Other Businesses.”

The following table represents Divested and Other Businesses revenue by solution set:

	For the Three Months Ended March 31,
	2014	2013
Divested and Other Businesses:
Risk Management Solutions	$0.1	$0.2
Sales & Marketing Solutions	—	0.6
Total Divested and Other Businesses Revenue	$0.1	$0.8

	At March 31, 2014	At December 31, 2013
Assets:
North America (4)	$781.5	$843.2
Asia Pacific (5)	367.6	371.9
Europe and Other International Markets (6)	455.2	445.4
Total Segments	1,604.3	1,660.5
Corporate and Other (7)	202.9	229.8
Consolidated Total	$1,807.2	$1,890.3
Goodwill:
North America	$262.7	$265.1
Asia Pacific	207.2	210.2
Europe and Other International Markets	115.7	113.8
Consolidated Total	$585.6	$589.1

(4)
The decrease in assets in the North America segment to $781.5 million at March 31, 2014 from $843.2 million at December 31, 2013 was primarily due to a decrease in accounts receivable compared to the fourth quarter of 2013 resulting from the cyclical sales pattern of our North America business.

(5)
The decrease in assets in the Asia Pacific segment to $367.6 million at March 31, 2014 from $371.9 million at December 31, 2013 was primarily due to the negative impact of foreign currency translation.

(6)
The increase in assets in the Europe and Other International Markets segment to $455.2 million at March 31, 2014 from $445.4 million at December 31, 2013 was primarily due to an increase in cash as a result of higher collections.

(7)
The decrease in assets in Corporate and Other to $202.9 million at March 31, 2014 from $229.8 million at December 31, 2013 was primarily due to the reduction of a contractual receipt under the Tax Allocation Agreement between Moody’s Corporation and D&B as it relates to the effective settlement of audits for the 2007 - 2009 tax years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

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
By their nature, all such instruments involve risk, including the credit risk of non-performance by counterparties. However, at March 31, 2014 and December 31, 2013, there was no significant risk of loss in the event of non-performance of the counterparties to these financial instruments. We control our exposure to credit risk through monitoring procedures.
Our trade receivables do not represent a significant concentration of credit risk at March 31, 2014 and December 31, 2013, because we sell to a large number of customers in different geographical locations and industries.
Interest Rate Risk Management
Our objective in managing our exposure to interest rates is to limit the impact of interest rate changes on our earnings, cash flows and financial position, and to lower our overall borrowing costs. To achieve these objectives, we maintain a policy that floating-rate debt be managed within a minimum and maximum range of our total debt exposure. To manage our exposure and limit volatility, we may use fixed-rate debt, floating-rate debt and/or interest rate swaps. We recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. As of March 31, 2014, we did not have any interest rate derivatives outstanding.
Fair Value Hedges
For interest rate derivative instruments that are designated and qualify as a fair value hedge, we assess quarterly whether the interest rate swaps are highly effective in offsetting changes in the fair value of the hedged debt. Changes in fair values of interest rate swap agreements that are designated fair-value hedges are recognized in earnings as an adjustment of “Other Income (Expense) – Net” in the unaudited consolidated statements of operations and comprehensive income. The effectiveness of the hedge is monitored on an ongoing basis for hedge accounting purposes, and if the hedge is considered ineffective, we discontinue hedge accounting prospectively.
In November 2010, we issued senior notes with a face value of $300 million that mature on November 15, 2015 (the "2015 notes”). In November and December 2010, we entered into interest rate derivative transactions with aggregate notional amounts of $125 million. The objective of these hedges was to offset the change in fair value of the fixed rate 2015 notes attributable to changes in LIBOR. These transactions have been accounted for as fair value hedges. We have recognized the gain or loss on the derivative instruments, as well as the offsetting loss or gain on the hedged item, in “Other Income (Expense) – Net” in the unaudited consolidated statements of operations and comprehensive income.
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
Approximately $0.8 million of derivative gains offset by a $0.5 million loss on the fair value adjustment related to the hedged debt were recorded through the date of termination in the results for the three months ended March 31, 2012. The $4.9 million adjustment in the carrying amount of the hedged debt at the date of termination is being amortized as an offset to “Interest Expense” in our consolidated statement of operations and comprehensive income over the remaining term of the 2015 notes. Approximately $0.3 million of amortization was recorded during the three months ended March 31, 2014, resulting in a balance of $2.2 million in the unaudited consolidated balance sheet at March 31, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

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
Foreign Exchange Risk Management
Our objective in managing exposure to foreign currency fluctuations is to reduce the volatility caused by foreign exchange rate changes on the earnings, cash flows and financial position of our international operations. We follow a policy of hedging balance sheet positions denominated in currencies other than the functional currency applicable to each of our various subsidiaries. In addition, we are subject to foreign exchange risk associated with our international earnings and net investments in our foreign subsidiaries. We use short-term, foreign exchange forward and option contracts to execute our hedging strategies. Typically, these contracts have maturities of 12 months or less. These contracts are denominated primarily in the British pound sterling, the Euro and Canadian dollar. The gains and losses on the forward contracts associated with the balance sheet positions are recorded in “Other Income (Expense) – Net” in the unaudited consolidated statements of operations and comprehensive income and are essentially offset by the losses and gains on the underlying foreign currency transactions.
As in prior years, we have hedged substantially all balance sheet positions denominated in a currency other than the functional currency applicable to each of our various subsidiaries with short-term, foreign exchange forward contracts. In addition, we may use foreign exchange option contracts to hedge certain foreign earnings streams and foreign exchange forward contracts to hedge certain net investment positions. The underlying transactions and the corresponding foreign exchange forward and option contracts are marked-to-market at the end of each quarter and the fair value impacts are reflected within the unaudited consolidated financial statements.
As of March 31, 2014 and 2013, the notional amounts of our foreign exchange contracts were $295.9 million and $280.5 million, respectively.
Fair Values of Derivative Instruments in the Consolidated Balance Sheet

	Asset Derivatives				Liability Derivatives
	March 31, 2014		December 31, 2013		March 31, 2014		December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other Current Assets	$0.2	Other Current Assets	$0.4	Other Accrued & Current Liabilities	$0.3	Other Accrued & Current Liabilities	$0.4
Total derivatives not designated as hedging instruments		$0.2		$0.4		$0.3		$0.4
Total Derivatives		$0.2		$0.4		$0.3		$0.4
Our foreign exchange forward and option contracts are not designated as hedging instruments under authoritative guidance.
The Effect of Derivative Instruments on the Consolidated Statement of Operations and Comprehensive Income

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		For the Three Months Ended March 31,
		2014	2013
Foreign exchange forward contracts	Non-Operating Income (Expenses) – Net	$(4.9)	$(5.3)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

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
The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value. Level inputs, as defined by authoritative guidance, are as follows:

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
(Tabular dollar amounts in millions, except share and per share data)

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
The following table summarizes fair value measurements by level at March 31, 2014 for assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Balance at March 31, 2014
Assets:
Cash Equivalents (1)	$98.7	$—	$—	$98.7
Other Current Assets:
Foreign Exchange Forwards (2)	$—	$0.2	$—	$0.2
Liabilities:
Other Accrued and Current Liabilities:
Foreign Exchange Forwards (2)	$—	$0.3	$—	$0.3

(1)	Cash equivalents represent fair value as it consists of highly liquid investments with an original maturity of three months or less.

(2)	Primarily represents foreign currency forward and option contracts. Fair value is determined utilizing a market approach and considers a factor for nonperformance in the valuation.
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
At March 31, 2014 and December 31, 2013, the fair value of cash and cash equivalents, accounts receivable, other receivables and accounts payable approximated carrying value due to the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on valuation models using discounted cash flow methodologies with market data inputs from globally recognized data providers and third-party quotes from major financial institutions (categorized as Level II in the fair value hierarchy), are as follows:

	Balance at
	March 31, 2014		December 31, 2013
	Carrying Amount (Asset) Liability	Fair Value (Asset) Liability	Carrying Amount (Asset) Liability	Fair Value (Asset) Liability
Long-term Debt	$1,047.1	$1,081.4	$1,047.0	$1,054.8
Credit Facilities	$464.5	$464.6	$466.5	$466.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

Items Measured at Fair Value on a Nonrecurring Basis
In addition to assets and liabilities that are recorded at fair value on a recurring basis, we are required to record assets and liabilities at fair value on a nonrecurring basis as required by GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges.
During the three months ended March 31, 2014 and 2013, we did not measure any assets or liabilities at fair value on a nonrecurring basis.

Note 12 --	Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income ("AOCI") as of March 31, 2014 and 2013:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, December 31, 2012	$(151.2)	$(701.0)	$0.1	$(852.1)
Other Comprehensive Income (Loss) Before Reclassifications	(12.4)	—	—	(12.4)
Amounts Reclassified From Accumulated Other Comprehensive Income, net of tax	—	5.5	—	5.5
Balance, March 31, 2013	$(163.6)	$(695.5)	$0.1	$(859.0)

Balance, December 31, 2013	$(186.7)	$(552.2)	$0.1	$(738.8)
Other Comprehensive Income (Loss) Before Reclassifications	(3.4)	—	—	(3.4)
Amounts Reclassified From Accumulated Other Comprehensive Income, net of tax	—	5.4	—	5.4
Balance, March 31, 2014	$(190.1)	$(546.8)	$0.1	$(736.8)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

The following table summarizes the reclassifications out of AOCI as of March 31, 2014 and 2013:

Details About Accumulated Other Comprehensive Income Components	Affected Line Item in the Statement Where Net Income is Presented	Amount Reclassified from Accumulated Other Comprehensive Income
		Three Months Ended March 31,
		2014	2013
Foreign Currency Translation Adjustments:
Sale of Business	Other Income (Expense) – Net	$—	$—

Defined Benefit Pension Plans:
Amortization of Prior Service Costs	Selling and Administrative Expenses	$(0.2)	$(1.6)
	Operating Expenses	(0.1)	(0.6)
Amortization of Actuarial Gain/Loss	Selling and Administrative Expenses	6.3	7.8
	Operating Expenses	2.3	2.7
Total Before Tax		8.3	8.3
Tax (Expense) or Benefit		(2.9)	(2.8)
Total After Tax		$5.4	$5.5

Derivative Financial Instruments:
Amortization of Cash Flow Hedges	Interest Expense	$—	$—
Total Before Tax		—	—
Tax (Expense) or Benefit		—	—
Total After Tax		$—	$—

Total Reclassifications for the Period, Net of Tax		$5.4	$5.5
Note 13 -- Subsequent Events
Dividend Declaration
In May 2014, the Board of Directors approved the declaration of a dividend of $0.44 per share of common stock for the second quarter of 2014. This cash dividend will be payable on June 13, 2014 to shareholders of record at the close of business on May 29, 2014.
Share Repurchases
From April 1, 2014 through May 6, 2014, we have repurchased 349,200 shares of common stock for approximately $36 million, which were outstanding at March 31, 2014. The share repurchases were comprised of 310,278 shares of common stock for approximately $32 million under our $1 billion share repurchase program and 38,922 shares of common stock for approximately $4 million under our four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP. See Note 5 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for further discussion on our share repurchase programs.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Overview
The Dun & Bradstreet Corporation (“D&B” or “we” or “our” or "us" or the “Company”) is the world's leading source of commercial data, analytics and insight on businesses, or “content.” Our global commercial database as of March 31, 2014 contained more than 235 million business records. We transform commercial data into valuable insight which is the foundation of our global solutions that customers rely on to make critical business decisions.
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
During the fourth quarter of 2013 and in the first quarter of 2014, we ceased the operations of: (a) our India Event Planning and Rural Marketing Businesses in our Asia Pacific segment. These businesses contributed 2% to our Asia Pacific total revenue for the three months ended March 31, 2013; and (b) our Ireland Small Corporate Registry Business in our Europe and Other International Markets segment. This business contributed less than 1% to our Europe and Other International Markets total revenue for each of the three months ended March 31, 2014 and 2013. These businesses have been classified as “Divested and Other Businesses.”
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
We evaluate the performance of our business segments based on segment revenue growth before the effects of foreign exchange, and segment operating income growth before certain types of gains and charges that we consider do not reflect our underlying business performance. Specifically, for management reporting purposes, we evaluate business segment performance “before non-core gains and charges” because such charges are not a component of our ongoing income or expenses and/or may have a disproportionate positive or negative impact on the results of our ongoing underlying business operations. A recurring component of non-core gains and charges are our restructuring charges, which we believe do not reflect our underlying business performance. Such charges are variable from period-to-period based upon actions identified and taken during each period. Management reviews operating results before such non-core gains and charges on a monthly basis and establishes internal budgets and forecasts based upon such measures. Management further establishes annual and long-term compensation such as salaries, target cash bonuses and target equity compensation amounts based on performance before non-core gains and charges and a significant percentage weight is placed upon performance before non-core gains and charges in determining whether performance objectives have been achieved. Management believes that by eliminating non-core gains and charges from such financial measures, and by being overt to shareholders about the results of our operations excluding such charges, business leaders are provided incentives to recommend and execute actions that are in the best long-term interests of our shareholders, rather than being influenced by the potential impact a charge in a particular period could have on their compensation. See Note 10 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for financial information regarding our segments.
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
We manage and report our North America Risk Management Solutions set as:

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
Our Traditional Sales & Marketing Solutions generally consist of our marketing lists and labels used by customers in their direct mail and marketing activities, our education business and our electronic licensing solutions. We manage and report our Internet business as part of our Traditional Sales & Marketing Solutions set. Our Internet business provides highly organized, efficient and easy-to-use products that address the online sales and marketing needs of professionals and businesses, including information on companies, industries and executives.
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

See “Results of Operations” below for a discussion of our results reported on a GAAP basis.
Overview
We manage and report our business through the following three segments:

•	North America (which consists of our operations in the United States ("U.S.") and Canada);

•	Asia Pacific (which primarily consists of our operations in Australia, Greater China, India and Asia Pacific Worldwide Network); and

•	Europe and Other International Markets (which primarily consists of our operations in the United Kingdom ("U.K."), the Netherlands, Belgium, Latin America and European Worldwide Network).
The financial statements of our subsidiaries outside North America reflect results for the three months ended February 28 in order to facilitate the timely reporting of the unaudited consolidated financial results and unaudited consolidated financial position.
The following table presents the contribution by segment to total revenue and core revenue:

	For the Three Months Ended March 31,
	2014	2013
Total Revenue:
North America	73%	74%
Asia Pacific	11%	11%
Europe and Other International Markets	16%	15%
Core Revenue:
North America	73%	74%
Asia Pacific	11%	11%
Europe and Other International Markets	16%	15%
The following table presents contributions by customer solution set to total revenue and core revenue:

	For the Three Months Ended March 31,
	2014	2013
Total Revenue by Customer Solution Set (1):
Risk Management Solutions	65%	65%
Sales & Marketing Solutions	35%	35%
Core Revenue by Customer Solution Set:
Risk Management Solutions	65%	65%
Sales & Marketing Solutions	35%	35%

(1)
Our Divested and Other Businesses contributed less than 1% to our total consolidated revenue for each of the three months ended March 31, 2014 and 2013. See Note 10 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further detail.

Our customer solution sets are discussed in greater detail in “Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2013.
Critical Accounting Policies and Estimates
In preparing the unaudited consolidated financial statements and accounting for the underlying transactions and balances reflected therein, we have applied the critical accounting policies described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Recently Issued Accounting Standards
See Note 2 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for disclosure of the impact that recent accounting pronouncements may have on the unaudited consolidated financial statements.
Results of Operations
The following discussion and analysis of our financial condition and results of operations are based upon the unaudited consolidated financial statements and should be read in conjunction with the unaudited consolidated financial statements and related notes set forth in Item 1. of this Quarterly Report on Form 10-Q and the audited financial statements and related notes set forth in Item 8. of our Annual Report on Form 10-K for the year ended December 31, 2013, all of which have been prepared in accordance with GAAP.
Consolidated Revenue
The following table presents our core and total revenue by segment:

	For the Three Months Ended March 31,
	2014	2013
	(Amounts in millions)
Revenue:
North America	$279.0	$283.2
Asia Pacific	41.7	40.8
Europe and Other International Markets	61.1	56.2
Core Revenue	381.8	380.2
Divested and Other Businesses	0.1	0.8
Total Revenue	$381.9	$381.0
The following table presents our core and total revenue by customer solution set:

	For the Three Months Ended March 31,
	2014	2013
	(Amounts in millions)
Revenue:
Risk Management Solutions	$249.7	$247.7
Sales & Marketing Solutions	132.1	132.5
Core Revenue	381.8	380.2
Divested and Other Businesses	0.1	0.8
Total Revenue	$381.9	$381.0
Three Months Ended March 31, 2014 vs. Three Months Ended March 31, 2013
Total revenue increased $0.9 million, or less than 1% (1% increase before the effect of foreign exchange), for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The increase in total revenue was driven by an increase in Europe and Other International Markets total revenue of $4.8 million, or 9% (5% increase before the effect of foreign exchange), and an increase in Asia Pacific total revenue of $0.3 million, or 1% (10% increase before the effect of foreign exchange), partially offset by a decrease in North America total revenue of $4.2 million, or 2% (1% decrease before the effect of foreign exchange).
Asia Pacific total revenue was impacted by the ceasing of operations of our India Event Planning and Rural Marketing Businesses, during the fourth quarter of 2013, which we reclassified as Divested and Other Businesses.
Europe and Other International Markets total revenue was impacted by the ceasing of operations of our Ireland Small Corporate Registry Business, during the first quarter of 2014, which was reclassified as Divested and Other Businesses.

Core revenue, which reflects total revenue less revenue from Divested and Other Businesses, increased $1.6 million, or less than 1% (1% increase before the effect of foreign exchange), for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The increase in core revenue is primarily attributed to:

•	The timing of a renewal, together, with incremental growth of a large government contract that last year signed in the third quarter;

•	Increased spending and usage by existing customers of our new (e.g., D&B Direct) and existing product offerings (e.g., Data Services);

•	Growth in our DaaS products, primarily Data.com, our alliance product with Salesforce.com; and

•	Growth in our U.K. market primarily driven by a customer's compliance need, as well as growth in our European Partnerships;

partially offset by:

•	Decreased revenue of our subscription plans primarily due to a decline in our prior year renewal sales.
Customer Solution Sets
On a customer solution set basis, core revenue reflects:

•
A $2.0 million, or 1% increase (2% increase before the effect of foreign exchange), in Risk Management Solutions. The increase was driven by an increase in revenue in Europe and Other International Markets of $3.6 million, or 8% (5% increase before the effect of foreign exchange), and an increase in revenue in Asia Pacific of $1.1 million, or 3% (13% increase before the effect of foreign exchange), partially offset by a decrease in revenue in North America of $2.7 million, or 2% (1% decrease before the effect of foreign exchange); and

•
A $0.4 million, or less than 1% decrease (both before and after the effect of foreign exchange), in Sales & Marketing Solutions. The decrease was driven by a decrease in revenue in North America of $1.5 million, or 1% (both before and after the effect of foreign exchange), and a decrease in Asia Pacific of $0.2 million, or 4% (2% increase before the effect of foreign exchange), partially offset by an increase in revenue in Europe and Other International Markets of $1.3 million, or 14% (10% increase before the effect of foreign exchange).

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
During the three months ended March 31, 2014, we incurred $0.3 million of legal and other professional fees related to matters in China, as compared to $1.6 million of legal and other professional fees and $0.1 million in local shut-down costs for the three months ended March 31, 2013.
We are presently unable to predict the duration, scope or result of the Audit Committee's investigation, of any investigations by the SEC, or the DOJ, or any other U.S. or foreign governmental authority, or whether any such authority will commence any legal action against us. The SEC and the DOJ have a broad range of civil and criminal sanctions available to them under the FCPA and other laws and regulations including, but not limited to, injunctive relief, disgorgement, fines, penalties, modifications to business practices, including the termination or modification of existing business relationships and the imposition of compliance programs and the retention of a monitor to oversee compliance with the FCPA. These investigations could ultimately result in penalties or other payments by us. In connection with the wind down of the Roadway operations, we believe we may incur additional cash expenditures.
Consolidated Operating Costs
The following table presents our consolidated operating costs and operating income for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended March 31,
	2014	2013
	(Amounts in millions)
Operating Expenses	$128.3	$126.2
Selling and Administrative Expenses	150.5	146.4
Depreciation and Amortization	15.9	18.3
Restructuring Charge	4.9	2.3
Operating Costs	$299.6	$293.2
Operating Income	$82.3	$87.8
Operating Expenses
Three Months Ended March 31, 2014 vs. Three Months Ended March 31, 2013
Operating expenses increased $2.1 million, or 2%, for the three months ended March 31, 2014, compared to the three months ended March 31, 2013. The increase was primarily due to the following:

•	Increased costs in data and technology;

partially offset by:

•
Non-recurring costs that occurred in the prior year period associated with our technology and software assets that were primarily related to our data management infrastructure (data supply chain) in our North America segment, which was impaired and written-off in the fourth quarter of 2013.

Selling and Administrative Expenses
Three Months Ended March 31, 2014 vs. Three Months Ended March 31, 2013
Selling and administrative expenses increased $4.1 million, or 3%, for the three months ended March 31, 2014, compared to the three months ended March 31, 2013. The increase was primarily due to the following:

•	Increased compensation costs (i.e., bonus and commission); and

•	The negative impact of foreign exchange.
Matters Impacting Both Operating Expenses and Selling and Administrative Expenses
Pension, Postretirement and 401(k) Plan
We had net pension cost of $4.6 million and $6.3 million for the three months ended March 31, 2014 and 2013, respectively. Lower pension cost in 2014 was driven by higher expected return from plan assets related to our U.S. Qualified Plan, primarily due to the higher market-related value of plan assets. A higher discount rate in 2014 resulted in lower actuarial losses amortization in 2014 is substantially offset by higher interest cost. The discount rate applied to our U.S. plans at January 1, 2014 is 4.44%, a 90 basis points increase from the 3.54% discount rate used for 2013.
We had postretirement benefit income of $0.3 million and $2.3 million for the three months ended March 31, 2014 and 2013, respectively. Lower income in 2014 was primarily due to lower amortization of prior service credits resulting from one of the major credits (for further detail see paragraph below) which is in the final year of amortization and the outstanding balance is less than the prior year’s amortization.

Effective July 1, 2010, in connection with the Health Care and Education Reconciliation Act of 2010, we converted the then current prescription drug program for retirees over 65 to a group-based company sponsored Medicare Part D program, or EGWP. Beginning in 2013, we use the Part D subsidies delivered through the EGWP each year to reduce net company retiree medical costs until net company costs are completely eliminated. At that time, the Part D subsidies will be shared with retirees going forward to reduce retiree contributions. As a result, we reduced our accumulated postretirement obligation by $21 million in the third quarter of 2010, which is amortized over approximately four years.
We had expense associated with our 401(k) Plan of $2.7 million for each of the three months ended March 31, 2014 and 2013.
Stock-Based Compensation
For the three months ended March 31, 2014, we recognized total stock-based compensation expense of $2.0 million, compared to $3.4 million for the three months ended March 31, 2013.
Expense associated with our stock option programs was $0.3 million for the three months ended March 31, 2014, compared to $0.8 million for the three months ended March 31, 2013. The decrease was primarily due to changes in 2013 to our executive compensation program where the annual grants of stock options were replaced by grants of performance based restricted stock units.
Expense associated with restricted stock unit and restricted stock unit opportunity awards was $1.5 million for the three months ended March 31, 2014, compared to $2.4 million for the three months ended March 31, 2013. The decrease was primarily due to changes in the timing and vesting of the annual restricted stock unit grants made to our Board of Directors. The annual grant date was changed from early February to early May (the date of the annual meeting of shareholders).
Expense associated with our Employee Stock Purchase Plan (“ESPP”) was $0.2 million for each of the three months ended March 31, 2014 and 2013.
We expect total equity-based compensation of approximately $14 million for 2014. We consider these costs to be part of our compensation costs and, therefore, they are included in operating expenses and in selling and administrative expenses, based upon the classifications of the underlying compensation.
Depreciation and Amortization
Depreciation and amortization decreased $2.4 million, or 13%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. This decrease was primarily driven by costs that occurred in the prior year period associated with (i) our technology and software assets that were related to our data management infrastructure (data supply chain) in our North America segment; and (ii) our China Trade Portal asset in our Asia Pacific segment, both of which were impaired and written-off in the fourth quarter of 2013.
Restructuring Charge

We incurred restructuring charges which generally consist of employee severance and termination costs, contract terminations and/or costs to terminate lease obligations less assumed sublease income. These charges were incurred as a result of eliminating, consolidating, standardizing and/or automating our business functions.
Restructuring charges have been recorded in accordance with ASC 712-10, “Nonretirement Postemployment Benefits,” or “ASC 712-10” and/or ASC 420-10, “Exit or Disposal Cost Obligations,” or “ASC 420-10,” as appropriate.
We record severance costs (provided under an ongoing benefit arrangement) once they are both probable and estimable in accordance with the provisions of ASC 712-10.
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
Three Months Ended March 31, 2014 vs. Three Months Ended March 31, 2013
During the three months ended March 31, 2014, we recorded a $4.9 million restructuring charge. The significant components of this charge included:

•
Severance and termination costs of $4.7 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 55 employees were impacted. Of these 55 employees, approximately 30 employees exited the Company in the first quarter of 2014, with the remaining primarily to exit in the second quarter of 2014. The cash payments for these employees will be substantially completed by the fourth quarter of 2014; and

•	Contract termination, lease termination obligations, other exit costs including those to consolidate or close facilities of $0.2 million.
During the three months ended March 31, 2013, we recorded a $2.3 million restructuring charge. The significant components of this charge included:

•
Severance and termination costs of $0.6 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 45 employees were impacted. Of these 45 employees, approximately 40 employees exited the Company in the first quarter of 2013, with the remaining primarily having exited in the second quarter of 2013. The cash payments for these employees were substantially completed by the third quarter of 2013; and

•	Contract termination, lease termination obligations, other exit costs including those to consolidate or close facilities of $1.7 million.
Interest Income (Expense) — Net
The following table presents our “Interest Income (Expense) – Net” for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended March 31,
	2014	2013
	(Amounts in millions)
Interest Income	$0.4	$0.2
Interest Expense	(10.6)	(9.9)
Interest Income (Expense) – Net	$(10.2)	$(9.7)
Interest income increased $0.2 million, or 59%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The increase in interest income is primarily attributable to higher average amounts of invested cash.
Interest expense increased $0.7 million, or 7%, for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013. The increase in interest expense is primarily attributable to higher amounts of average debt outstanding.

Other Income (Expense) — Net
The following table presents our “Other Income (Expense) — Net” for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended March 31,
	2014	2013
	(Amounts in millions)
Effect of Legacy Tax Matters(a)	$(21.6)	$0.1
Miscellaneous Other Income (Expense) – Net	(1.7)	(1.3)
Other Income (Expense) – Net	$(23.3)	$(1.2)

(a)
During the three months ended March 31, 2014, we recognized the reduction of a contractual receipt under the Tax Allocation Agreement between Moody's Corporation and D&B as it relates to the effective settlement of audits for the 2007 - 2009 tax years.

Provision for Income Taxes
Our effective tax rate for the three months ended March 31, 2014 of (75.0%) was impacted by the release of reserves of $58.7 million, net of cash paid, for uncertain tax positions due to the effective settlement of audits for the 2007 - 2009 tax years. Our effective tax rate for the three months ended March 31, 2013 of 31.0% was impacted by the release of reserves for uncertain tax positions and a benefit for the reenactment of the U.S. research and development tax credit for 2012 and 2013 as part of the American Taxpayer Relief Act of 2012 signed into law in January 2013. For the three months ended March 31, 2014 there are no changes in our effective tax rate that either have had or that we expect may reasonably have a material impact on our operations or future performance.
Earnings per Share
We assess if any of our share-based payment transactions are deemed participating securities prior to vesting and therefore need to be included in the earnings allocation when computing Earnings Per Share ("EPS") under the two-class method. The two-class method requires earnings to be allocated between common shareholders and holders of participating securities. All outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be a separate class of common stock and should be included in the calculation of basic and diluted EPS. Based on a review of our stock-based awards, we have determined that only our restricted stock awards are deemed participating securities. We did not have any weighted average restricted shares outstanding for either of the three months ended March 31, 2014 and 2013.

We are required to include in our computation of diluted EPS any contingently issuable shares that have satisfied all the necessary conditions by the end of the reporting period or would have satisfied all necessary conditions if the end of the reporting period was the end of the performance period. Contingently issuable shares are shares that issuance is contingent upon the satisfaction of certain conditions other than just services. Beginning in 2013, we granted certain employees target awards of performance-based restricted stock units, in the form of leveraged restricted stock units or performance units. As the actual number of D&B common shares ultimately received by the employee can range from zero to 200% of the target award depending on the Company’s actual performance against the pre-established market conditions or performance conditions, these awards are considered contingently issuable shares.
The following table sets forth our EPS for the three months ended March 31, 2014 and 2013:

	For the Three Months Ended March 31,
	2014	2013
Basic Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$2.28	$1.30
Diluted Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$2.26	$1.29
For the three months ended March 31, 2014, basic and diluted EPS attributable to D&B common shareholders increased 75%, compared with the three months ended March 31, 2013, due to an increase of 61% in Net Income Attributable to D&B common shareholders (see Provision for Income Taxes above) and an 8% reduction in the weighted average number of basic and diluted shares outstanding resulting from our total share repurchases.

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
North America
North America is our largest segment, representing 73% of our total and core revenue, respectively, for the three months ended March 31, 2014 as compared to 74% of our total and core revenue, respectively, for the three months ended March 31, 2013.
The following table presents our North America revenue by customer solution set and North America operating income for the three months March 31, 2014 and 2013:

	For the Three Months Ended March 31,
	2014	2013
	(Amounts in millions)
Revenue:
Risk Management Solutions	$163.3	$166.0
Sales & Marketing Solutions	115.7	117.2
North America Total and Core Revenue	$279.0	$283.2
Operating Income	$78.0	$86.0
Three Months Ended March 31, 2014 vs. Three Months Ended March 31, 2013
North America Overview
North America total and core revenue decreased $4.2 million, or 2% (1% decrease before the effect of foreign exchange), for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.
North America Customer Solution Sets
On a customer solution set basis, the $4.2 million decrease in total and core revenue for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, reflects:
Risk Management Solutions
A decrease in Risk Management Solutions of $2.7 million, or 2% (1% decrease before the effect of foreign exchange) primarily attributable to a decline in our DNBi subscription plans, partially offset by growth in our Projects and Other Risk Management Solutions. This performance was consistent with a pattern we have seen over the past few years, with a slow start to the year followed by a stronger second half. This can be attributed to the fact that our project and usage-based revenue is growing faster than our subscription-based business, which has been declining, and projects are a much bigger part of our mix in the second half of the year. We expect that pattern to continue in 2014, with a slower first half offset by higher growth in the back half of the year.
DNBi Subscription Plans, which accounted for 61% of total North America Risk Management Solutions, decreased 4% (both before and after the effect of foreign exchange) primarily attributable to weak sales performance in prior quarters due to the ratable nature of Risk Management Solutions revenue. While DNBi retention continued to be in the low 90% range, and pricing was up in the low single digits, we are not getting enough new customers to offset normal attrition. We are taking steps during the course of 2014 to move DNBi to the cloud to make it global and more integrated in our customers' end to end workflows. As such, we expect DNBi to continue to be down this year until the cloud upgrade is complete and we can bring additional value to customers.

Non-DNBi Subscription Plans, which accounted for 8% of total North America Risk Management Solutions, decreased 9% (both before and after the effect of foreign exchange) primarily due to weak sales performance in prior quarters as our customers remained cautious with their spending as a result of: (i) continued budgetary and competitive pressures; and (ii) a shift in product mix from our Non-DNBi Subscription Plans to Projects and Other Risk Management Solutions and to our Value-Added Sales & Marketing Solutions.
Projects and Other Risk Management Solutions, which accounted for 31% of total North America Risk Management Solutions, increased 7% (both before and after the effect of foreign exchange), due to:

•	The timing of a renewal, together, with incremental growth of a large government contract that last year signed in the third quarter; and

•	Increased spending and usage by existing customers of our new (e.g., D&B Direct) and existing product offerings (e.g., Data Services).
Sales & Marketing Solutions
A decrease in Sales & Marketing Solutions of $1.5 million, or 1% (both before and after the effect of foreign exchange) primarily due to decline in our Traditional Sales & Marketing Solutions, partially offset by an increase in our Value-Added Solutions.
Traditional Sales & Marketing Solutions, which accounted for 38% of total North America Sales & Marketing Solutions, decreased 6% (both before and after the effect of foreign exchange). The decrease was primarily due to:

•	Decreased revenue in our Internet Solutions, primarily due to a decline in our prior year subscription renewal sales, driven by reduced customer spend and competitive pressures; and

•	Decreased revenue from existing customers in our education marketing solutions business.
Value-Added Sales & Marketing Solutions, which accounted for 62% of total North America Sales & Marketing Solutions, increased 2% (both before and after the effect of foreign exchange). The increase was primarily due to:

•	Growth in our DaaS products, primarily Data.com, our alliance product with Salesforce.com;

partially offset by:

•	Shift in timing of renewals from the first quarter of 2014 to future quarters.
North America Operating Income
North America operating income for the three months ended March 31, 2014 was $78.0 million, compared to $86.0 million for the three months ended March 31, 2013, a decrease of $8.0 million, or 9%. The decrease in operating income was primarily attributable to:

•	Increased costs in data and technology; and

•	An increase in compensation costs (i.e., bonus and commission);
partially offset by:

•
Non-recurring costs that occurred in the prior year period related to technology and software assets that were primarily related to our data management infrastructure (data supply chain) in our North America segment, which were impaired and written-off in the fourth quarter of 2013.

Asia Pacific
Asia Pacific represented 11% of our total revenue for each of the three months ended March 31, 2014, and 2013.
During the fourth quarter of 2013, we ceased operations of our India Event Planning and Rural Marketing Businesses. These businesses have been classified as "Divested and Other Businesses."
These Divested and Other Businesses contributed 2% to our Asia Pacific total revenue for the three months ended March 31, 2013. See Note 10 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further detail.
Asia Pacific represented 11% of our core revenue for each of the three months ended March 31, 2014 and 2013.
The following table presents our Asia Pacific revenue by customer solution set and Asia Pacific operating income for the three months ended March 31, 2014 and 2013. Additionally, this table reconciles the non-GAAP measure of core revenue to the GAAP measure of total revenue:

	For the Three Months Ended March 31,
	2014	2013
	(Amounts in millions)
Revenue:
Risk Management Solutions	$36.7	$35.6
Sales & Marketing Solutions	5.0	5.2
Asia Pacific Core Revenue	41.7	40.8
Divested and Other Businesses	—	0.6
Asia Pacific Total Revenue	$41.7	$41.4
Operating Income (Loss)	$6.2	$2.4
Three Months Ended March 31, 2014 vs. Three Months Ended March 31, 2013
Asia Pacific Overview
Asia Pacific total revenue increased $0.3 million, or 1% (10% increase before the effect of foreign exchange), for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.
Asia Pacific total revenue was impacted by the ceasing of operations of our India Event Planning and Rural Marketing Businesses, during the first quarter of 2014, which we reclassified as Divested and Other Businesses.
Excluding the impact of the Divested and Other Businesses, core revenue increased $0.9 million, or 2% (11% increase before the effect of foreign exchange) for the three months ended March 31, 2014.
Asia Pacific Customer Solution Sets
On a customer solution set basis, the $0.9 million increase in Asia Pacific core revenue for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, reflects:
Risk Management Solutions
An increase in Risk Management Solutions of $1.1 million, or 3% (13% increase before the effect of foreign exchange) primarily due to:

•	Increased project revenue primarily due to a customer's compliance primarily reflecting new insurance and banking regulations in our Australia market; and

•	Increased transactional usage of various risk products, across most markets, by new and existing customers;

partially offset by:

•	The negative impact of foreign exchange.

Sales & Marketing Solutions
A decrease in Sales & Marketing Solutions of $0.2 million, or 4% (2% increase before the effect of foreign exchange) primarily due to the negative impact of foreign exchange, partially offset by increased project revenue in our marketing business in China.

Asia Pacific Operating Income

Asia Pacific operating income for the three months ended March 31, 2014 was $6.2 million, compared to $2.4 million for the three months ended March 31, 2013, an increase of $3.8 million. The increase was primarily due to:

•	Increased revenue in our Australia market; and

•	Non-recurring costs that occurred in the prior year associated with our China Trade Portal asset, which was impaired and written-off in the fourth quarter of 2013;

partially offset by:

•	Increased compensation costs (i.e., bonus and commission) in certain markets.
Europe and Other International Markets
Europe and Other International Markets represented 16% of our total revenue for the three months ended March 31, 2014, as compared to 15% of our total revenue for the three months ended March 31, 2013.
During the first quarter of 2014, we ceased operations of our Ireland Small Corporate Registry Business. This business has been classified as "Divested and Other Businesses." This divested business contributed less than 1% to our Europe and Other International Markets total revenue for each of the three months ended March 31, 2014 and 2013.
Europe and Other International Markets represented 16% of our core revenue for the three months ended March 31, 2014, as compared to 15% of our core revenue for the three months ended March 31, 2013.
The following table presents our Europe and Other International Markets revenue by customer solution set and Europe and Other International Markets operating income for the three months ended March 31, 2014 and 2013. Additionally, this table reconciles the non-GAAP measures of core revenue to the GAAP measure of total revenue:

	For the Three Months Ended March 31,
	2014	2013
	(Amounts in millions)
Revenue:
Risk Management Solutions	$49.7	$46.1
Sales & Marketing Solutions	11.4	10.1
Europe and Other International Markets Core Revenue	61.1	56.2
Divested and Other Businesses	0.1	0.2
Europe and Other International Markets Total Revenue	$61.2	$56.4
Operating Income	$16.7	$14.0
Three Months Ended March 31, 2014 vs. Three Months Ended March 31, 2013
Europe and Other International Markets Overview
Europe and Other International Markets total revenue increased $4.8 million, or 9% (5% increase before the effect of foreign exchange), for the three months ended March 31, 2014 as compared to the three months ended March 31, 2013.
Europe and Other International Markets total revenue was impacted by the ceasing of operations of our Ireland Small Corporate Registry Business, during the first quarter of 2014, which we reclassified as Divested and Other Businesses.
Excluding the impact of the Divested and Other Business, core revenue increased $4.9 million, or 9% (6% increase before the effect of foreign exchange) for the three months ended March 31, 2014.

Europe and Other International Markets Customer Solution Sets
On a customer solution set basis, the $4.9 million increase in Europe and Other International Markets core revenue for the three months ended March 31, 2014, as compared to the three months ended March 31, 2013, reflects:
Risk Management Solutions
An increase in Risk Management Solutions of $3.6 million, or 8% (5% increase before the effect of foreign exchange) primarily due to:

•	The positive impact of foreign exchange;

•	Increased usage in our transactional and other risk related products from certain customers, as well as growth in our European Partnerships; and

•	Increased project revenue due to a customer's compliance needs in our U.K. market.
Sales & Marketing Solutions
An increase in Sales & Marketing Solutions of $1.3 million, or 14% (10% increase before the effect for foreign exchange) primarily due to an increase in purchases by existing and new customers expanding their usage of data in our project-oriented business.

Europe and Other International Markets Operating Income

Europe and Other International Markets operating income for the three months ended March 31, 2014 was $16.7 million, compared to $14.0 million for the three months ended March 31, 2013, an increase of $2.7 million, or 19%, primarily due to increased revenue in certain markets, partially offset by increased compensation costs (i.e., bonus and commission).
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
In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are identifying the following important factors that, individually or in the aggregate, could cause actual results to differ materially from those contained in any forward-looking statements made by us; any such statement is qualified by reference to the following cautionary factors: (i) reliance on third parties to support critical components of our business model; (ii) the level and effectiveness of our technology investments; (iii) our ability to protect our information technology infrastructure against cyber attack and unauthorized access; (iv) risks associated with potential violations of the Foreign Corrupt Practices Act and similar laws; (v) customer demand for our products; (vi) the successful implementation of our business strategy; (vii) the integrity and security of our global database and data centers; (viii) our ability to maintain the integrity of our brand and reputation; (ix) our ability to renew large contracts and the related revenue recognition and timing thereof; (x) the impact of macro-economic challenges on our customers and vendors; (xi) efforts to balance government deficits; (xii) future laws or regulations with respect to the collection, compilation, storage, use and/or publication of information and adverse publicity or litigation concerning the commercial use of such information; (xiii) our ability to acquire and successfully integrate other businesses, products and technologies; (xiv) adherence by third-party members of our D&B Worldwide Network, or other third parties who license and sell under the D&B name, to our quality standards and to the renewal of their agreements with D&B; (xv) the effects of foreign and evolving economies, exchange rate fluctuations, legislative or regulatory requirements and the implementation or modification of fees or taxes to acquire, use and/or redistribute data; and (xvi) the other factors described under the headings “Risk Factors,” “Management’s Discussion and Analysis,” “Legal Proceedings” and elsewhere in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K, our other Quarterly Reports on Form 10-Q and the Company’s other reports or documents filed or furnished with the Securities and Exchange Commission.
It should be understood that it is not possible to predict or identify all risk factors. Consequently, the list of important factors and the Risk Factors discussed in Item 1A. of our Annual Report on Form 10-K and in our Quarterly Reports on Form 10-Q should not be considered to be a complete discussion of all of our potential trends, risks and uncertainties. Except as otherwise required by federal securities laws, we do not undertake any obligation to update any forward-looking statement we may make from time-to-time.
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
We believe that cash provided by operating activities, supplemented as needed with available financing arrangements, is sufficient to meet our short-term needs (12 months or less), including restructuring charges, transition costs, our capital investments, contractual obligations and contingencies (see Note 7 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q), excluding the legal matters identified in such note for which exposures cannot be estimated or are not probable. In addition, we believe that our ability to readily access the bank and capital markets for incremental financing needs will enable us to meet our continued focus on Total Shareholder Return. We have the ability to access the short-term borrowings market to supplement the seasonality in the timing of receipts in order to fund our working capital needs and share repurchases. Such borrowings would be supported by our $800 million revolving credit facility, when needed. Our future capital requirements will depend on many factors that are difficult to predict, including the size, timing and structure of any future acquisitions, future capital investments, and the ultimate resolution of issues arising from the investigations regarding potential FCPA violations in our China operations and future results of operations.
At March 31, 2014 and December 31, 2013, we had an $800 million revolving credit facility which expires in October 2016. The facility requires the maintenance of interest coverage and total debt to Earnings Before Income Taxes, Depreciation and Amortization (“EBITDA”) ratios which are defined in the credit agreement. We were in compliance with these revolving credit facility financial covenants at March 31, 2014 and December 31, 2013 and at March 31, 2014, we had $464.5 million in borrowings outstanding under the revolving credit facility.
As of March 31, 2014, $256.8 million of our $268.3 million cash and cash equivalents on the consolidated balance sheet was held by our foreign operations. While a portion of the $256.8 million foreign cash and cash equivalents balance is potentially available for remittance to the United States, we generally maintain these balances within our foreign operations since we have sufficient liquidity in the United States to satisfy our ongoing domestic funding requirements. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds.
On March 21, 2014, Fitch Ratings lowered our issuer default rating from BBB+ to BBB and affirmed our short-term issuer default rating at F2. On March 24, 2014, Standard and Poor’s lowered our long-term credit rating from BBB to BBB- and affirmed our short-term credit rating at A-3. The ratings revisions are not expected to materially impact our liquidity position, access to the capital markets or funding costs.
Cash Provided by Operating Activities
Net cash provided by operating activities was $160.5 million and $172.3 million for the three months ended March 31, 2014 and 2013, respectively. The $11.8 million decrease was primarily driven by:

•	Decreased collections in the current year;

partially offset by:

•	A discretionary company contribution to our 401(k) plan in 2013; and

•	Lower tax payments compared to prior year.
Cash Used in Investing Activities
Net cash used in investing activities was $16.7 million for the three months ended March 31, 2014, as compared to net cash used in investing activities of $22.0 million for the three months ended March 31, 2013. The $5.3 million change primarily reflects decreased additions to computer software as compared to the prior year period.
Cash Used in Financing Activities
Net cash used in financing activities was $113.7 million and $121.5 million for the three months ended March 31, 2014 and 2013, respectively. As set forth below, this $7.8 million change primarily relates to share repurchases and contractual obligations.
Share Repurchases
During the three months ended March 31, 2014, we repurchased 936,724 shares of common stock for $98.0 million. The share repurchases were comprised of the following programs:

•
In August 2012, our Board of Directors approved a $500 million increase to our then-existing $500 million share repurchase program, for a total program authorization of $1 billion. The then-existing $500 million share repurchase program was approved by our Board of Directors in October 2011 and commenced in November 2011 upon the completion of our previous $200 million share repurchase program. We repurchased 813,323 shares of common stock for $85.0 million under this program during the three months ended March 31, 2014. We anticipate that this program will be completed during 2014.

•
In May 2010, our Board of Directors approved a four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP. We repurchased 123,401 shares of common stock for $13.0 million under this program during the three months ended March 31, 2014. This program commenced in October 2010 and expires in October 2014. We anticipate that this program will be completed by October 2014, due to its expiration, regardless of whether all shares have been repurchased.

During the three months ended March 31, 2013, we repurchased 1,497,852 shares of common stock for $121.0 million. The share repurchases were comprised of the following programs:

•
In August 2012, our Board of Directors approved a $500 million increase to our then-existing $500 million share repurchase program, for a total program authorization of $1 billion. The then-existing $500 million share repurchase program was approved by our Board of Directors in October 2011 and commenced in November 2011 upon the completion of our previous $200 million share repurchase program. We repurchased 1,423,537 shares of common stock for $115.0 million under this program during the three months ended March 31, 2013. We anticipate that this program will be completed during 2014.

•
In May 2010, our Board of Directors approved a four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP. We repurchased 74,315 shares of common stock for $6.0 million under this program during the three months ended March 31, 2013. This program commenced in October 2010 and expires in October 2014. We anticipate that this program will be completed by October 2014, due to its expiration, regardless of whether all shares have been repurchased.

Contractual Obligations
Credit Facility
At March 31, 2014 and 2013, we had an $800 million revolving credit facility, which expires in October 2016. We had $464.5 million and $252.4 million of borrowings outstanding under the $800 million revolving credit facility at March 31, 2014 and 2013, respectively. We borrowed under the $800 million revolving credit facility from time-to-time during the three months ended March 31, 2014 to supplement the timing of receipts in order to fund our working capital needs and share repurchases. At March 31, 2014, we had an increase of net borrowings of $14.2 million. We were in compliance with the revolving credit facility financial covenants at March 31, 2014 and March 31, 2013.

Future Liquidity—Sources and Uses of Funds
Share Repurchases
In August 2012, our Board of Directors approved a $500 million increase to our then-existing $500 million share repurchase program, for a total program authorization of $1 billion. The then-existing $500 million share repurchase program was approved by our Board of Directors in October 2011 and commenced in November 2011 upon completion of our previous $200 million share repurchase program. During the three months ended March 31, 2014, we repurchased 813,323 shares of common stock for $85.0 million under this program leaving $80.0 million remaining under this program as of March 31, 2014. We anticipate that this program will be completed during 2014.
In May 2010, our Board of Directors approved a four-year, five million share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and ESPP. During the three months ended March 31, 2014, we repurchased 123,401 shares of common stock for $13.0 million under this program with 2,735,433 shares of common stock remaining under this program. This program commenced in October 2010 and expires in October 2014. We anticipate that this program will be completed by October 2014, due to its expiration, regardless of whether all shares have been repurchased.
Dividends
In May 2014, the Board of Directors approved the declaration of a dividend of $0.44 per share of common stock for the second quarter of 2014. This cash dividend will be payable on June 13, 2014 to shareholders of record at the close of business on May 29, 2014.
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
Potential Payments in Legal Matters
We are involved in certain legal proceedings, claims and litigation arising in the ordinary course of business. These matters are at various stages of resolution, but could ultimately result in significant cash payments as described in Note 7 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q. We believe we have adequate reserves recorded in the unaudited consolidated financial statements for our current exposures in these matters, where applicable, as described herein.
Unrecognized Tax Benefits
In addition to our contractual cash obligations as set forth in our Annual Report on Form 10-K for the year ending December 31, 2013, we have a total amount of unrecognized tax benefits of $44.5 million as of March 31, 2014. Although we do not anticipate payments within the next twelve months for these matters, these could require the aggregate use of cash totaling approximately $51.7 million as of such date.
Off-Balance Sheet Arrangements and Related Party Transactions

We do not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements except for those disclosed in Note 7 to our consolidated financial statements included in Item 8. of our Annual Report on Form 10-K for the year ended December 31, 2013.
We do not have any related party transactions as of March 31, 2014.
Fair Value Measurements
Our non-recurring non-financial assets and liabilities include long-lived assets held and used, goodwill and intangible assets. These assets are recognized at fair value when they are deemed to be impaired. As of March 31, 2014, we did not have any unobservable (Level III) inputs in determining the fair value for our non-recurring non-financial assets and liabilities.
As of March 31, 2014, we did not have any unobservable (Level III) inputs in determining fair value for our assets and liabilities measured at fair value on a recurring basis other than our real estate funds within our pension plans.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Our market risks primarily consist of the impact of changes in currency exchange rates on assets and liabilities, the impact of changes in the market value of certain of our investments and the impact of changes in interest rates on our borrowing costs and fair value calculations. As of March 31, 2014, no material change had occurred in our market risks, compared with the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2013 included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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
Conclusions Regarding Disclosure Controls
Based upon our Controls Evaluation, our CEO and CFO have concluded that as of the end of the quarter ended March 31, 2014, our Disclosure Controls are effective at a reasonable assurance level.
Change in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the first quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Information in response to this Item is included in “Part I — Item 1. — Note 7 — Contingencies” and is incorporated by reference into Part II of this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases made by or on behalf of the Company or our affiliated purchasers during the quarter ended March 31, 2014, of shares of equity that are registered by the Company pursuant to Section 12 of the Exchange Act.

Period	Total Number of Shares Purchased (a)(b)	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (a)(b)	Maximum Number of Currently Authorized Shares that May Yet Be Purchased Under the Plans or Programs (a)	Approximate Dollar Value of Currently Authorized Shares that May Yet Be Purchased Under the Plans or Programs (b)
	(Dollar amounts in millions, except share data)
January 1 - 31, 2014	285,900	$119.20	285,900	—	$—
February 1 - 28, 2014	650,824	$98.22	650,824	—	$—
March 1 - 31, 2014	—	$—	—	—	$—
	936,724	$104.62	936,724	2,735,433	$80.0

(a)
In May 2010, our Board of Directors approved a new four-year, five million share repurchase program to mitigate the dilutive effect of the share issued under our stock incentive plans and Employee Stock Purchase Plan. This program commenced in October 2010 and expires in October 2014. We anticipate that this program will be completed by October 2014, due to its expiration, regardless of whether all shares have been repurchased. The maximum number of share authorized for repurchase under this program is 5,000,000 shares, of which 2,264,567 shares had been repurchased as of March 31, 2014. During the three months ended March 31, 2014, we repurchased 123,401 shares of common stock for $13.0 million under this program.

(b)
In August 2012, our Board of Directors approved a $500 million increase to our then-existing $500 million share repurchase program, for a total program authorization of $1 billion. The then existing $500 million share program was approved by our Board of Directors in October 2011 and commenced in November 2011 upon completion of our previous $200 million share repurchase program. We anticipate that this program will be completed during 2014. During the three months ended March 31, 2014, we repurchased 813,323 shares of common stock for $85.0 million under this program.

Item 6.	Exhibits

Exhibit 10.1	Form of Restricted Stock Unit Award Agreement, effective May 6, 2014, under the 2000 Non-employee Directors’ Stock Incentive Plan, as amended and restated effective January 1, 2009.

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

Exhibit 101
The following financial information from The Dun & Bradstreet Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations and Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders’ Equity, and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DUN & BRADSTREET CORPORATION
		By:	/s/ RICHARD H. VELDRAN
Richard H. Veldran
Chief Financial Officer
Date:	May 7, 2014

		By:	/s/ ANTHONY PIETRONTONE JR.
Anthony Pietrontone Jr.
Principal Accounting Officer and Corporate Controller
Date:	May 7, 2014