Form 10-Q
period 2014-06-30
DUN & BRADSTREET CORP/NW
filed 2014-08-07
CIK 1115222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
Form 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding at June 30, 2014
Common Stock,	36,369,773
par value $0.01 per share

THE DUN & BRADSTREET CORPORATION

PART I. UNAUDITED FINANCIAL INFORMATION

Item 1.	Financial Statements
The Dun & Bradstreet Corporation Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Amounts in millions, except per share data)
Revenue	$393.0	$386.4	$774.9	$767.4
Operating Expenses	131.7	130.1	260.0	256.3
Selling and Administrative Expenses	155.2	142.3	305.7	288.7
Depreciation and Amortization	16.1	17.9	32.0	36.2
Restructuring Charge	5.0	2.2	9.9	4.5
Operating Costs	308.0	292.5	607.6	585.7
Operating Income	85.0	93.9	167.3	181.7
Interest Income	0.4	0.4	0.8	0.6
Interest Expense	(10.8)	(10.0)	(21.4)	(19.9)
Other Income (Expense) - Net	(0.2)	(0.1)	(23.5)	(1.3)
Non-Operating Income (Expense) - Net	(10.6)	(9.7)	(44.1)	(20.6)
Income Before Provision for Income Taxes and Equity in Net Income of Affiliates	74.4	84.2	123.2	161.1
Less: Provision for Income Taxes	24.6	26.4	(12.1)	50.2
Equity in Net Income of Affiliates	1.1	0.6	1.6	1.1
Net Income	50.9	58.4	136.9	112.0
Less: Net (Income) Loss Attributable to the Noncontrolling Interest	(1.0)	(0.9)	(1.7)	(1.6)
Net Income Attributable to D&B	$49.9	$57.5	$135.2	$110.4
Basic Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$1.36	$1.46	$3.65	$2.76
Diluted Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$1.35	$1.44	$3.62	$2.73
Weighted Average Number of Shares Outstanding-Basic	36.7	39.4	37.0	40.0
Weighted Average Number of Shares Outstanding-Diluted	36.9	39.8	37.3	40.4
Cash Dividend Paid Per Common Share	$0.44	$0.40	$0.88	$0.80
Other Comprehensive Income, Net of Tax
Net Income	$50.9	$58.4	$136.9	$112.0
Foreign Currency Translation Adjustments, no Tax Impact	10.5	(24.4)	7.1	(36.7)
Defined Benefit Pension Plans:
Prior Service Costs, Net of Tax Income (Expense) (1)	(0.2)	(1.4)	(0.4)	(2.9)
Net Actuarial Gain (Loss), Net of Tax Income (Expense) (2)	5.7	6.9	11.3	13.9
Derivative Financial Instruments, Net of Tax Income (Expense) (3)	(0.1)	—	(0.1)	—
Comprehensive Income, Net of Tax	66.8	39.5	154.8	86.3
Less: Comprehensive (Income) Loss Attributable to the Noncontrolling Interest	(1.0)	(0.8)	(1.8)	(1.6)
Comprehensive Income Attributable to D&B	$65.8	$38.7	$153.0	$84.7

(1)
Tax Income (Expense) of $0.1 million and $0.8 million during the three months ended June 30, 2014 and 2013, respectively. Tax Income (Expense) of $0.2 million and $1.5 million during the six months ended June 30, 2014 and 2013, respectively.

(2)
Tax Income (Expense) of $(3.0) million and $(3.5) million during the three months ended June 30, 2014 and 2013, respectively. Tax Income (Expense) of $(6.0) million and $(7.0) million during the six months ended June 30, 2014 and 2013, respectively.

(3)	Tax Income (Expense) of $(0.1) million during each of the three month and six month periods ended June 30, 2014, respectively.
The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation Consolidated Balance Sheets (Unaudited)

	June 30, 2014	December 31, 2013
	(Amounts in millions, except per share data)
ASSETS
Current Assets
Cash and Cash Equivalents	$285.9	$235.9
Accounts Receivable, Net of Allowance of $22.3 at June 30, 2014 and $23.9 at December 31, 2013	391.3	518.5
Other Receivables	5.6	6.3
Prepaid Taxes	6.8	9.1
Deferred Income Tax	13.3	14.0
Other Prepaids	34.2	30.3
Other Current Assets	7.7	8.3
Total Current Assets	744.8	822.4
Non-Current Assets
Property, Plant and Equipment, Net of Accumulated Depreciation of $85.7 at June 30, 2014 and $83.9 at December 31, 2013	39.7	39.6
Computer Software, Net of Accumulated Amortization of $499.3 at June 30, 2014 and $474.1 at December 31, 2013	103.6	107.9
Goodwill	597.4	589.1
Deferred Income Tax	144.5	148.4
Other Receivables	20.3	45.6
Other Intangibles	71.4	76.7
Other Non-Current Assets	51.7	60.6
Total Non-Current Assets	1,028.6	1,067.9
Total Assets	$1,773.4	$1,890.3
LIABILITIES
Current Liabilities
Accounts Payable	$42.3	$41.4
Accrued Payroll	76.5	86.4
Accrued Income Tax	0.8	7.5
Short-Term Debt	0.1	0.1
Other Accrued and Current Liabilities (Note 6)	107.2	116.1
Deferred Revenue	578.2	600.8
Total Current Liabilities	805.1	852.3
Pension and Postretirement Benefits	374.8	394.1
Long-Term Debt	1,566.8	1,516.0
Liabilities for Unrecognized Tax Benefits	46.4	108.0
Other Non-Current Liabilities	57.4	62.2
Total Liabilities	2,850.5	2,932.6
Contingencies (Note 7)
EQUITY
D&B SHAREHOLDERS’ EQUITY (DEFICIT)
Series A Junior Participating Preferred Stock, $0.01 par value per share, authorized - 0.5 shares; outstanding - none	—	—
Preferred Stock, $0.01 par value per share, authorized - 9.5 shares; outstanding - none	—	—
Series Common Stock, $0.01 par value per share, authorized - 10.0 shares; outstanding - none	—	—
Common Stock, $0.01 par value per share, authorized - 200.0 shares; issued - 81.9 shares	0.8	0.8
Capital Surplus	272.3	270.0
Retained Earnings	2,703.6	2,600.9
Treasury Stock, at cost, 45.6 shares at June 30, 2014 and 44.1 shares at December 31, 2013	(3,340.7)	(3,181.3)
Accumulated Other Comprehensive Income (Loss)	(721.0)	(738.8)
Total D&B Shareholders’ Equity (Deficit)	(1,085.0)	(1,048.4)
Noncontrolling Interest	7.9	6.1
Total Equity (Deficit)	(1,077.1)	(1,042.3)
Total Liabilities and Shareholders’ Equity (Deficit)	$1,773.4	$1,890.3

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
	2014	2013
	(Amounts in millions)
Cash Flows from Operating Activities:
Net Income	$136.9	$112.0
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	32.0	36.2
Amortization of Unrecognized Pension Loss	16.7	16.5
Income Tax Benefit from Stock-Based Awards	3.5	6.4
Excess Tax Benefit on Stock-Based Awards	(1.3)	(1.0)
Equity Based Compensation	4.7	6.8
Restructuring Charge	9.9	4.5
Restructuring Payments	(8.9)	(7.4)
Changes in Deferred Income Taxes, Net	(61.6)	0.5
Changes in Accrued Income Taxes, Net	(4.0)	(18.9)
Changes in Current Assets and Liabilities:
(Increase) Decrease in Accounts Receivable	129.4	146.6
(Increase) Decrease in Other Current Assets	(3.6)	18.0
Increase (Decrease) in Deferred Revenue	(24.6)	(25.4)
Increase (Decrease) in Accounts Payable	2.5	(0.8)
Increase (Decrease) in Accrued Liabilities	(15.3)	(37.9)
Changes in Non-Current Assets and Liabilities:
(Increase) Decrease in Other Long-Term Assets	32.3	(5.4)
Net Increase (Decrease) in Long-Term Liabilities	(26.1)	(16.1)
Net, Other Non-Cash Adjustments	(0.8)	0.1
Net Cash Provided by Operating Activities	221.7	234.7
Cash Flows from Investing Activities:
Payments for Acquisitions of Businesses, Net of Cash Acquired	(8.3)	—
Cash Settlements of Foreign Currency Contracts	(0.2)	(5.1)
Capital Expenditures	(3.9)	(4.5)
Additions to Computer Software and Other Intangibles	(17.8)	(22.2)
Net Cash Used in Investing Activities	(30.2)	(31.8)
Cash Flows from Financing Activities:
Payments for Purchases of Treasury Shares	(170.0)	(283.1)
Net Proceeds from Stock-Based Awards	4.6	47.2
Payments of Dividends	(32.3)	(32.0)
Proceeds from Borrowings on Credit Facilities	276.5	350.2
Payments of Borrowings on Credit Facilities	(225.3)	(232.4)
Excess Tax Benefit on Stock-Based Awards	1.3	1.0
Capital Lease and Other Long-Term Financing Obligation Payment	(0.5)	(0.5)
Net, Other	(0.1)	2.6
Net Cash Used in Financing Activities	(145.8)	(147.0)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	4.3	(8.5)
Increase (Decrease) in Cash and Cash Equivalents	50.0	47.4
Cash and Cash Equivalents, Beginning of Period	235.9	149.1
Cash and Cash Equivalents, End of Period	$285.9	$196.5
Supplemental Disclosure of Cash Flow Information:
Cash Paid for:
Income Taxes, Net of Refunds	$49.9	$62.3
Interest	$21.0	$19.5

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation Consolidated Statements of Shareholders’ Equity (Deficit) (Unaudited)

			For the Six Months Ended June 30, 2014 and 2013
					(Amounts in millions)
	Common Stock ($0.01 Par Value)	Capital Surplus	Retained Earnings	Treasury Stock	Cumulative Translation Adjustment	Minimum Pension Liability Adjustment	Derivative Financial Instrument	Total D&B Shareholders’ Equity (Deficit)	Noncontrolling Interest	Total Equity (Deficit)
Balance, December 31, 2012	$0.8	$261.7	$2,405.5	$(2,833.3)	$(151.2)	$(701.0)	$0.1	$(1,017.4)	$3.1	$(1,014.3)
Net Income	—	—	110.4	—	—	—	—	110.4	1.6	112.0
Equity-Based Plans	—	5.9	—	49.1	—	—	—	55.0	—	55.0
Treasury Shares Acquired	—	—	—	(283.1)	—	—	—	(283.1)	—	(283.1)
Pension Adjustments, net of tax of $5.5	—	—	—	—	—	11.0	—	11.0	—	11.0
Dividend Declared	—	—	(32.3)	—	—	—	—	(32.3)	—	(32.3)
Change in Cumulative Translation Adjustment	—	—	—	—	(36.7)	—	—	(36.7)	—	(36.7)
Balance, June 30, 2013	$0.8	$267.6	$2,483.6	$(3,067.3)	$(187.9)	$(690.0)	$0.1	$(1,193.1)	$4.7	$(1,188.4)

Balance, December 31, 2013	$0.8	$270.0	$2,600.9	$(3,181.3)	$(186.7)	$(552.2)	$0.1	$(1,048.4)	$6.1	$(1,042.3)
Net Income	—	—	135.2	—	—	—	—	135.2	1.7	136.9
Equity-Based Plans	—	2.3	—	10.6	—	—	—	12.9	—	12.9
Treasury Shares Acquired	—	—	—	(170.0)	—	—	—	(170.0)	—	(170.0)
Pension Adjustments, net of tax of $5.8	—	—	—	—	—	10.9	—	10.9	—	10.9
Dividend Declared	—	—	(32.5)	—	—	—	—	(32.5)	—	(32.5)
Change in Cumulative Translation Adjustment	—	—	—	—	7.0	—	—	7.0	0.1	7.1
Derivative Financial Instruments, net of tax of $0.1	—	—	—	—	—	—	(0.1)	(0.1)	—	(0.1)
Balance, June 30, 2014	$0.8	$272.3	$2,703.6	$(3,340.7)	$(179.7)	$(541.3)	$—	$(1,085.0)	$7.9	$(1,077.1)

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
The financial statements of the subsidiaries outside North America reflect results for the three month and six month periods ended May 31 in order to facilitate the timely reporting of the unaudited consolidated financial results and unaudited consolidated financial position.
Where appropriate, we have reclassified certain prior year amounts to conform to the current year presentation.

Note 2 --	Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, "Revenue from Contracts with Customers (Topic 606)," which outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes and replaces nearly all existing GAAP revenue recognition guidance, including industry-specific guidance. The authoritative guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The five steps are: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations; and (v) recognize revenue when or as each performance obligation is satisfied. The authoritative guidance applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The authoritative guidance requires significantly expanded disclosures about revenue recognition and is effective for fiscal years and the interim periods within these fiscal years beginning on or after December 15, 2016. Early application is not permitted and companies have the option of using either a full retrospective or a modified approach to adopting the authoritative guidance. We are currently assessing the impact of the adoption of this authoritative guidance on our consolidated financial statements.
In April 2014, the FASB issued ASU No. 2014-08, "Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity" which changes the requirements for reporting discontinued operations by limiting it to disposals representing a strategic shift that has or will have a major effect on the entity’s operations and financial results. An entity will be required to: (i) present the assets and liabilities of a disposal group that includes a discontinued operation separately in the statement of financial position; and (ii) expand disclosures about the discontinued operations. The authoritative guidance is effective for fiscal years and the interim periods within those fiscal years beginning on or after December 15, 2014 and should be applied on a prospective basis. We do not expect that the adoption of this authoritative guidance will have a material impact on our consolidated financial statements.
In July 2013, the FASB issued ASU No. 2013-11, "Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss or a Tax Credit Carryforward Exists (a consensus of the Emerging Issues Task Force)," which states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If a company does not have: (i) a net operating loss carryforward; (ii) a similar tax loss; or (iii) a tax credit carryforward which is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The authoritative guidance is effective for fiscal years and the interim periods within those fiscal years beginning on or after December 15, 2013 and should be applied on a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

prospective basis. The adoption of this authoritative guidance did not have a material impact on the consolidated financial statements.
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
Three Months Ended June 30, 2014 vs. Three Months Ended June 30, 2013
During the three months ended June 30, 2014, we recorded a $5.0 million restructuring charge. The significant components of this charge included:

•
Severance and termination costs of $3.3 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 45 employees were impacted. Of these 45 employees, approximately 25 employees exited the Company in the second quarter of 2014, with the remaining primarily to exit in the third quarter of 2014. The cash payments for these employees will be substantially completed by the first quarter of 2015; and

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

During the three months ended June 30, 2013, we recorded a $2.2 million restructuring charge. The significant components of this charge included:

•
Severance and termination costs of $2.1 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 20 employees were impacted. Of these 20 employees, approximately 15 employees exited the Company in the second quarter of 2013, with the remaining primarily having exited in the third quarter of 2013. The cash payments for these employees were substantially completed by the fourth quarter of 2013; and

•	Contract termination, lease termination obligations, other exit costs including those to consolidate or close facilities of $0.1 million.

Six Months Ended June 30, 2014 vs. Six Months Ended June 30, 2013
During the six months ended June 30, 2014, we recorded a $9.9 million restructuring charge. The significant components of this charge included:

•
Severance and termination costs of $8.0 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 100 employees were impacted. Of these 100 employees, approximately 80 employees exited the Company in the first half of 2014, with the remaining primarily to exit in the second half of 2014. The cash payments for these employees will be substantially completed by the first quarter of 2015; and

•	Contract termination, lease termination obligations, other exit costs including those to consolidate or close facilities of $1.9 million.

During the six months ended June 30, 2013, we recorded a $4.5 million restructuring charge. The significant components of this charge included:

•
Severance and termination costs of $2.7 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 65 employees were impacted. Of these 65 employees, approximately 50 employees exited the Company in the first half of 2013, with the remaining primarily having exited in the second half of 2013. The cash payments for these employees were substantially completed by the fourth quarter of 2013; and

•	Contract termination, lease termination obligations, other exit costs including those to consolidate or close facilities of $1.8 million.

The following tables set forth, in accordance with ASC 712-10 and/or ASC 420-10, the restructuring reserves and utilization:

	Severance and Termination	Contract Termination, Lease Termination Obligations and Other Exit Costs	Total
Restructuring Charges:
Balance Remaining as of December 31, 2013	$5.8	$4.6	$10.4
Charge Taken during First Quarter 2014	4.7	0.2	4.9
Payments during First Quarter 2014	(2.0)	(3.9)	(5.9)
Balance Remaining as of March 31, 2014	$8.5	$0.9	$9.4
Charge Taken during the Second Quarter 2014	3.3	1.7	5.0
Payments during Second Quarter 2014	(2.8)	(0.2)	(3.0)
Balance Remaining as of June 30, 2014	$9.0	$2.4	$11.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

	Severance and Termination	Contract Termination, Lease Termination Obligations and Other Exit Costs	Total
Restructuring Charges:
Balance Remaining as of December 31, 2012	$9.4	$2.3	$11.7
Charge Taken during First Quarter 2013	0.6	1.7	2.3
Payments/Asset Impairment during First Quarter 2013 (1)	(3.7)	(0.8)	(4.5)
Balance Remaining as of March 31, 2013	$6.3	$3.2	$9.5
Charge Taken during Second Quarter 2013	2.1	0.1	2.2
Payments during Second Quarter 2013	(3.0)	(0.4)	(3.4)
Balance Remaining as of June 30, 2013	$5.4	$2.9	$8.3

(1) We incurred an asset impairment of $0.5 million in the first quarter of 2013 related to the termination of a lease.

Note 4 --	Notes Payable and Indebtedness
Our borrowings are summarized in the following table:

	June 30, 2014	December 31, 2013
Debt Maturing Within One Year:
Other	$0.1	$0.1
Total Debt Maturing Within One Year	$0.1	$0.1
Debt Maturing After One Year:
Long-Term Fixed-Rate Notes (Net of a $2.8 million and $3.0 million discount as of June 30, 2014 and December 31, 2013, respectively)	$1,047.2	$1,047.0
Fair Value Adjustment Related to Hedged Debt	1.9	2.5
Credit Facility	517.7	466.5
Total Debt Maturing After One Year	$1,566.8	$1,516.0
Fixed-Rate Notes
In December 2012, we issued senior notes with a face value of $450 million that mature on December 1, 2017 (the "2017 notes”), bearing interest at a fixed annual rate of 3.25%, payable semi-annually. In addition, in December 2012, we issued senior notes with a face value of $300 million that mature on December 1, 2022 (the “2022 notes”), bearing interest at a fixed annual rate of 4.375%, payable semi-annually. The proceeds were used in December 2012 to repay borrowings outstanding under our revolving credit facility and retire our then outstanding $400 million senior notes bearing interest at a fixed annual rate of 6.00%, which had a maturity date of April 2013. The interest rates applicable to the 2017 notes and 2022 notes are subject to adjustment if our debt rating is decreased three levels below the Standard & Poor's and Fitch BBB+ credit ratings that we held on the date of issuance. After a rate adjustment, if our debt ratings are subsequently upgraded, the adjustment(s) would reverse. The maximum adjustment is 2.00% above the initial interest rates and the rates cannot adjust below the initial interest rates. As of June 30, 2014, no such adjustments to the interest rates were required. The 2017 notes and 2022 notes carrying amounts of $450.0 million and $297.5 million, net of less than $0.1 million and $2.5 million of remaining issuance discounts, respectively, are recorded as “Long-Term Debt” in the unaudited consolidated balance sheet at June 30, 2014.
The 2017 notes and 2022 notes were issued at discounts of less than $0.1 million and $2.9 million, respectively. In addition, in connection with the issuance, we incurred underwriting and other fees of approximately $3.4 million and $2.5 million for the 2017 notes and 2022 notes, respectively. These costs are being amortized over the life of the applicable notes. The 2017 notes and 2022 notes contain certain covenants that limit our ability to create liens, enter into sale and leaseback transactions and consolidate, merge or sell assets to another entity. We were in compliance with these non-financial covenants at June 30, 2014 and 2013. The 2017 notes and 2022 notes do not contain any financial covenants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

In November 2010, we issued senior notes with a face value of $300 million that mature on November 15, 2015 (the "2015 notes”), bearing interest at a fixed annual rate of 2.875%, payable semi-annually. The proceeds were used in December 2010 to repay our then outstanding $300 million senior notes, bearing interest at a fixed annual rate of 5.50%, which had a maturity date of March 15, 2011. The 2015 notes of $299.7 million, net of $0.3 million remaining discount, are recorded as “Long-Term Debt” in the unaudited consolidated balance sheet at June 30, 2014.
The 2015 notes were issued at a discount of $1.1 million, and, in connection with the issuance, we incurred underwriting and other fees of approximately $2.5 million. These costs are being amortized over the life of the 2015 notes. The 2015 notes contain certain covenants that limit our ability to create liens, enter into sale and leaseback transactions and consolidate, merge or sell assets to another entity. We were in compliance with these non-financial covenants at June 30, 2014 and 2013. The 2015 notes do not contain any financial covenants.
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
Approximately $0.8 million of derivative gains offset by a $0.5 million loss on the fair value adjustment related to the hedged debt were recorded through the date of termination in the results for the three months ended March 31, 2012. The $4.9 million adjustment in the carrying amount of the hedged debt at the date of termination is being amortized as an offset to “Interest Expense” in our consolidated statement of operations and comprehensive income over the remaining term of the 2015 notes. Approximately $0.6 million of amortization was recorded during the six months ended June 30, 2014, resulting in a balance of $1.9 million in the unaudited consolidated balance sheet at June 30, 2014.

Credit Facility

At June 30, 2014 and December 31, 2013, we had an $800 million revolving credit facility, which was scheduled to expire in October 2016. Borrowings under the then-existing $800 million revolving credit facility were available at prevailing short-term interest rates. The facility required the maintenance of interest coverage and total debt to Earnings Before Income Taxes, Depreciation and Amortization (“EBITDA”) ratios, which were defined in the credit agreement. We were in compliance with these revolving credit facility financial covenants at June 30, 2014 and December 31, 2013.

At June 30, 2014 and December 31, 2013, we had $517.7 million and $466.5 million, respectively, of borrowings outstanding under the then-existing $800 million revolving credit facility with weighted average interest rates of 1.25% and 1.24%, respectively. We borrowed under this facility from time-to-time during the six months ended June 30, 2014 to supplement the timing of receipts in order to fund our working capital. We have also borrowed under this facility from time-to-time to fund a portion of our share repurchases. The then-existing $800 million revolving credit facility also supported our commercial paper program. Under this program, we may issue from time-to-time unsecured promissory notes in the commercial paper market in private placements exempt from registration under the Securities Act of 1933, as amended, for a cumulative face amount not to exceed $800 million outstanding at any one time and with maturities not exceeding 364 days from the date of issuance. Outstanding commercial paper would effectively reduce the amount available for borrowing under the then-existing $800 million revolving credit facility. We did not borrow under our commercial paper program during the six months ended June 30, 2014 or 2013.
Other
At June 30, 2014 and December 31, 2013, certain of our international operations had uncommitted lines of credit of $1.9 million and $2.6 million, respectively. There were no borrowings outstanding under these lines of credit at June 30, 2014 and December 31, 2013, respectively. These arrangements have no material facility fees and no compensating balance requirements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

We were contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties totaling $4.7 million at June 30, 2014 and December 31, 2013, respectively.
Interest paid for all outstanding debt totaled $21.0 million and $19.5 million during the six months ended June 30, 2014 and 2013, respectively.

Note 5 --	Earnings Per Share
We assess if any of our share-based payment transactions are deemed participating securities prior to vesting and therefore need to be included in the earnings allocation when computing Earnings Per Share ("EPS") under the two-class method. The two-class method requires earnings to be allocated between common shareholders and holders of participating securities. All outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be a separate class of common stock and should be included in the calculation of basic and diluted EPS. Based on a review of our stock-based awards, we have determined that only our restricted stock awards are deemed participating securities. We did not have any weighted average restricted shares outstanding for either of the three month and six month periods ended June 30, 2014 and 2013.

We are required to include in our computation of diluted EPS any contingently issuable shares that have satisfied all the necessary conditions by the end of the reporting period or that would have satisfied all necessary conditions if the end of the reporting period was the end of the performance period. Contingently issuable shares are shares that issuance is contingent upon the satisfaction of certain conditions other than just services. Beginning in 2013, we granted certain employees target awards of performance-based restricted stock units, in the form of leveraged restricted stock units or performance units. As the actual number of D&B common shares ultimately received by the employee can range from zero to 200% of the target award depending on the Company’s actual performance against the pre-established market conditions or performance conditions, these awards are considered contingently issuable shares.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Income Attributable to D&B	$49.9	$57.5	$135.2	$110.4
Less: Allocation to Participating Securities	—	—	—	—
Net Income Attributable to D&B Common Shareholders – Basic and Diluted	$49.9	$57.5	$135.2	$110.4
Weighted Average Number of Shares Outstanding – Basic	36.7	39.4	37.0	40.0
Dilutive Effect of Our Stock Incentive Plans	0.2	0.4	0.3	0.4
Weighted Average Number of Shares Outstanding – Diluted	36.9	39.8	37.3	40.4
Basic Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$1.36	$1.46	$3.65	$2.76
Diluted Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$1.35	$1.44	$3.62	$2.73
Stock-based awards (including contingently issuable shares) to acquire 29,900 shares and 21,097 shares of common stock were outstanding at the three month and six month periods ended June 30, 2014, respectively, as compared to 185,095 shares and 616,988 shares of common stock were outstanding at the three month and six month periods ended June 30, 2013, respectively, but were not included in the computation of diluted earnings per share because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being anti-dilutive.
Our options generally expire ten years from the grant date and our stock awards generally vest within three to five years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

Our share repurchases were as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
Program	2014		2013		2014		2013
	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount	Shares	$ Amount
	(Dollar amounts in millions)				(Dollar amounts in millions)
Share Repurchase Programs (a)	577,617	$60.0	1,093,594	$100.1	1,390,940	$145.0	2,517,131	$215.1
Repurchases to Mitigate the Dilutive Effect of the Shares Issued Under Our Stock Incentive Plans and Employee Stock Purchase Plan (“ESPP”) (b)	115,245	12.0	632,322	62.0	238,646	25.0	706,637	68.0
Total Repurchases	692,862	$72.0	1,725,916	$162.1	1,629,586	$170.0	3,223,768	$283.1

(a)
In August 2012, our Board of Directors approved a $500 million increase to our then-existing $500 million share repurchase program, for a total program authorization of $1 billion. The then-existing $500 million share repurchase program was approved by our Board of Directors in October 2011 and commenced in November 2011 upon completion of our previous $200 million share repurchase program. We anticipate that this program will be completed during the third quarter of 2014.

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

Note 6 -- Other Accrued and Current Liabilities

	June 30, 2014	December 31, 2013
Restructuring Accruals	$11.4	$10.4
Bond Interest Payable	3.4	3.4
Professional Fees	29.6	34.6
Operating Expenses	26.2	29.1
Other Accrued Liabilities	36.6	38.6
	$107.2	$116.1

Note 7 -- Contingencies
We are involved in legal proceedings, claims and litigation arising in the ordinary course of business for which we believe that we have adequate reserves, and such reserves are not material to the consolidated financial statements. We record a liability when management believes that it is both probable that a liability has been incurred and we can reasonably estimate the amount of the loss. For such matters where management believes a liability is not probable but is reasonably possible, a liability is not recorded; instead, an estimate of loss or range of loss, if material individually or in the aggregate, is disclosed if reasonably estimable, or a statement will be made that an estimate of loss cannot be made. Once we have disclosed a matter that we believe is or could be material to us, we continue to report on such matter until there is finality of outcome or until we determine that disclosure is no longer warranted. Further, we believe our estimate of the aggregate range of reasonably possible losses, in excess of established reserves, for our legal proceedings was not material at June 30, 2014. In addition, from time-to-time, we may be involved in additional matters, which could become material and for which we may also establish reserve amounts, as discussed below.
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
During the three month and six month periods ended June 30, 2014, we incurred $1.3 million and $1.6 million of legal and other professional fees related to matters in China, respectively, as compared to $3.5 million and $5.2 million of legal and other professional fees related to matters in China for the three month and six month periods ended June 30, 2013, respectively.
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

Dun & Bradstreet Credibility Corporation v. Dun & Bradstreet, Inc., and The Dun & Bradstreet Corporation, Index No. 650568/2014 (N.Y. State Supreme Court)
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
Dun & Bradstreet Credibility Corporation Class Action Litigations

O&R Construction, LLC v. Dun & Bradstreet Credibility Corporation, et al., No. 2:12 CV 02184 (TSZ) (W.D. Wash.)
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
Die-Mension Corporation v. Dun & Bradstreet Credibility Corporation et al., No. 2:14-cv-00855 (TSZ) (W.D. Wash.) (filed as No. 1:14-cv-392 (N.D. Oh.))
On February 20, 2014, plaintiff Die-Mension Corporation (“Die-Mension”) filed a putative class action in the United States District Court for the Northern District of Ohio against the Company and DBCC, an unaffiliated entity, purporting to sue on behalf of a putative class of all purchasers of a CreditBuilder product in the United States or in such state(s) as the Court may certify. The complaint alleged that DBCC used deceptive marketing practices to sell the CreditBuilder credit monitoring products. As against the Company, the complaint alleged a violation of Ohio’s Deceptive Trade Practices Act, defamation, and negligence. The complaint alleged deceptive trade practices, negligent misrepresentation and concealment against DBCC. On March 4, 2014, in response to a direction from the court, Die-Mension withdrew its original complaint and filed an amended complaint. The amended complaint contains the same substantive allegations as the original complaint, but limits the purported class to small businesses in Ohio that purchased the CreditBuilder product. On March 13, 2014, the Company agreed to waive service of the amended complaint. On May 5, 2014, the Company and DBCC filed a Joint Motion to Transfer the litigation to the Western District of Washington. On June 9, 2014, the Ohio court granted the Defendants’ Joint Motion to Transfer. On June 30, 2014, the parties filed a stipulated motion in the Western District of Washington extending the Company and DBCC’s time to file a motion to dismiss or otherwise answer the amended complaint until 30 days after the Flow Sciences case (discussed below) is transferred to the Western District of Washington. The Company is in the initial stages of investigating the allegations. In accordance with ASC 450, we therefore do not have sufficient information upon which to determine that a loss in connection with this matter is probable, reasonably possible or estimable, and thus no reserve has been established nor has a range of loss been disclosed.

Vinotemp International Corporation and CPrint®, Inc. v. Dun & Bradstreet Credibility Corporation, et al., No. 2:14-cv-01021 (TSZ) (W.D. Wash.) (filed as No. 8:14-cv-00451 (C.D. Cal.))
On March 24, 2014, plaintiffs Vinotemp International Corporation (“Vinotemp”) and CPrint®, Inc. (“CPrint”) filed a putative class action in the United States District Court for the Central District of California against the Company and DBCC, an unaffiliated entity. Vinotemp and CPrint purport to sue on behalf of all purchasers of DBCC’s CreditBuilder product in the state of California. The complaint alleges that DBCC used deceptive marketing practices to sell the CreditBuilder credit monitoring products, in violation of §17200 and §17500 of the California Business and Professions Code. The complaint also alleges negligent misrepresentation and concealment against DBCC. As against the Company, the complaint alleges that the Company entered false and inaccurate information on credit reports in violation of § 17200 of the California Business and Professions Code, and also alleges negligence and defamation claims. On March 31, 2014, the Company agreed to waive service of the complaint. On June 13, 2014, the Company and DBCC filed a Joint Motion to Transfer the litigation to the Western District of Washington. On June 30, 2014, the parties filed a stipulated motion in the Western District of Washington extending the Company and DBCC’s time to file a motion to dismiss or otherwise answer the complaint until 30 days after the Flow Sciences case (discussed below) is transferred to the Western District of Washington. On July 2, 2014, the California court granted the Defendants’ Joint Motion to Transfer. The Company is in the initial stages of investigating the allegations. In accordance with ASC 450, we therefore do not have sufficient information upon which to determine that a loss in connection with this matter is probable, reasonably possible or estimable, and thus no reserve has been established nor has a range of loss been disclosed.

Flow Sciences Inc. v. Dun & Bradstreet Credibility Corporation, et al., No. 7:14-cv-128 (E.D. North Carolina)
On June 13, 2014, plaintiff Flow Sciences Inc. (“Flow Sciences”) filed a putative class action in the United States District Court for the Eastern District of North Carolina against the Company and Dun & Bradstreet Credibility Corporation (“DBCC”), an unaffiliated entity. Flow Sciences purports to sue on behalf of all purchasers of DBCC’s CreditBuilder product in the state of North Carolina. The complaint alleges that the Company and DBCC engaged in deceptive practices in connection with DBCC’s sale of the CreditBuilder credit monitoring products, in violation of North Carolina’s Unfair Trade Practices Act, N.C. Gen. Stat. § 75-1.1 et seq. In addition, as against the Company, the complaint alleges negligence and defamation claims. The complaint also alleges negligent misrepresentation and concealment against DBCC. On June 26,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

2014, the Company agreed to waive service of the complaint. Pursuant to a June 30, 2014 stipulation between the parties filed in the Die-Mension matter, the Company’s time to file a motion to dismiss or otherwise answer the complaint in this case has been extended until 30 days after the transfer of this case to the Western District of Washington. On August 4, 2014, the Company and DBCC filed a Joint Motion to Transfer the litigation to the Western District of Washington. The Company is in the initial stages of investigating the allegations. In accordance with ASC 450 Contingencies, we therefore do not have sufficient information upon which to determine that a loss in connection with this matter is probable, reasonably possible or estimable, and thus no reserve has been established nor has a range of loss been disclosed.

Altaflow, LLC v. Dun & Bradstreet Credibility Corporation, et al., (W.D. Wash.) (case number pending) (filed as No. 2:14-cv-03961 (D.N.J.))

On June 20, 2014, plaintiff Altaflow, LLC (“Altaflow”) filed a putative class action in the United States District Court for the District of New Jersey against the Company and Dun & Bradstreet Credibility Corporation (“DBCC”), an unaffiliated entity. Altaflow purports to sue on behalf of all purchasers of DBCC’s CreditBuilder product in the state of New Jersey. The complaint alleges that the Company and DBCC engaged in deceptive practices in connection with DBCC’s sale of the CreditBuilder credit monitoring products, in violation of the New Jersey Consumer Fraud Act, N.J. Stat. § 56:8-1 et seq. In addition, as against the Company, the complaint alleges negligence and defamation claims. The complaint also alleges negligent misrepresentation and concealment against DBCC. On June 26, 2014, the Company agreed to waive service of the complaint. Pursuant to a June 30, 2014 stipulation between the parties filed in the Die-Mension matter, the Company’s time to file a motion to dismiss or otherwise answer the complaint in this case has been extended until 30 days after the transfer of the Flow Sciences case (discussed above) to the Western District of Washington. On July 29, 2014, the Company and DBCC filed a Joint Motion to Transfer the litigation to the Western District of Washington. On July 31, 2014, the New Jersey Court granted the Defendants’ Joint Motion to Transfer. The Company is in the initial stages of investigating the allegations. In accordance with ASC 450 Contingencies, we therefore do not have sufficient information upon which to determine that a loss in connection with this matter is probable, reasonably possible or estimable, and thus no reserve has been established nor has a range of loss been disclosed.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

Note 8 -- Income Taxes
For the three months ended June 30, 2014, our effective tax rate was 33.1% as compared to 31.4% for the three months ended June 30, 2013. The effective tax rate for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013 was negatively impacted by the expiration on December 31, 2013 of the U.S. research and development credit as part of the American Taxpayer Relief Act of 2012 signed into law in January 2013. For the three months ended June 30, 2014, there are no changes in our effective tax rate that either have had or that we expect may reasonably have a material impact on our operations or future performance.
For the six months ended June 30, 2014, our effective tax rate was (9.8)% as compared to 31.2% for the six months ended June 30, 2013. The effective tax rate for the six months ended June 30, 2014, was positively impacted by the release of reserves of $58.7 million, net of cash paid, for uncertain tax positions due to the effective settlement of audits for the 2007 - 2009 tax years. The effective tax rate for the six months ended June 30, 2013 was positively impacted primarily by the release of reserves for uncertain tax positions and a benefit for the reenactment of the U.S. research and development tax credit for 2012 and 2013 as part of the American Taxpayer Relief Act of 2012 signed into law in January 2013. For the six months ended June 30, 2014, there are no changes in our effective tax rate that either have had or that we expect may reasonably have a material impact on our operations or future performance.
The total amount of gross unrecognized tax benefits as of June 30, 2014 was $44.6 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $41.6 million, net of related additional tax benefits. During the three months ended June 30, 2014, we increased our unrecognized tax benefits by $0.1 million, net of decreases. The increase is primarily the result of foreign exchange fluctuations. During the six months ended June 30, 2014, we decreased our unrecognized tax benefits by approximately $61.2 million, net of increases. The decrease is primarily due to the expiration of applicable statutes of limitation and settlements with taxing authorities. We anticipate that it is reasonably possible total unrecognized tax benefits will decrease by approximately $20 million within the next twelve months as a result of the expiration of applicable statutes of limitation.
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
We recognize accrued interest expense related to unrecognized tax benefits in income tax expense. The total amount of interest expense recognized for the three month and six month periods ended June 30, 2014 was $0.4 million and $0.7 million, net of tax benefits, respectively, as compared to $0.6 million and $1.1 million, net of tax benefits, for the three month and six month periods ended June 30, 2013, respectively. The total amount of accrued interest as of June 30, 2014 was $4.8 million, net of tax benefits, as compared to $9.1 million, net of tax benefits, as of June 30, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

Note 9 -- Pension and Postretirement Benefits
The following table sets forth the components of the net periodic cost (income) associated with our pension plans and our postretirement benefit obligations:

	Pension Plans				Postretirement Benefit Obligations
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013	2014	2013	2014	2013
Components of Net Periodic Cost (Income):
Service Cost	$1.0	$1.3	$2.1	$2.6	$0.2	$0.2	$0.4	$0.4
Interest Cost	19.8	17.4	39.5	34.9	0.2	0.1	0.4	0.3
Expected Return on Plan Assets	(25.2)	(23.4)	(50.4)	(46.9)	—	—	—	—
Amortization of Prior Service Cost (Credit)	0.1	0.1	0.2	0.2	(0.4)	(2.3)	(0.8)	(4.6)
Recognized Actuarial Loss (Gain)	8.9	10.8	17.8	21.7	(0.2)	(0.4)	(0.5)	(0.8)
Net Periodic Cost (Income)	$4.6	$6.2	$9.2	$12.5	$(0.2)	$(2.4)	$(0.5)	$(4.7)
We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013 that we expected to contribute $20 million to our U.S. Non-Qualified plans and non-U.S. pension plans and $4 million to our postretirement benefit plan for the year ended December 31, 2014. As of June 30, 2014, we have made contributions to our U.S. Non-Qualified and non-U.S. pension plans of $9.7 million and to our postretirement benefit plan of $2.6 million.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Revenue:
North America	$284.6	$278.7	$563.6	$561.9
Asia Pacific	46.4	49.0	88.1	89.8
Europe and Other International Markets	62.0	58.3	123.1	114.5
Consolidated Core	393.0	386.0	774.8	766.2
Divested and Other Businesses	—	0.4	0.1	1.2
Consolidated Total	$393.0	$386.4	$774.9	$767.4
Operating Income (Loss):
North America	$79.9	$84.5	$157.9	$170.5
Asia Pacific	7.7	8.4	13.9	10.8
Europe and Other International Markets	18.2	15.7	34.9	29.7
Total Segments	105.8	108.6	206.7	211.0
Corporate and Other (1)	(20.8)	(14.7)	(39.4)	(29.3)
Consolidated Total	85.0	93.9	167.3	181.7
Non-Operating Income (Expense), Net (2)	(10.6)	(9.7)	(44.1)	(20.6)
Income Before Provision for Income Taxes and Equity in Net Income of Affiliates	$74.4	$84.2	$123.2	$161.1

(1)	The following table summarizes “Corporate and Other:”

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Corporate Costs	$(14.6)	$(8.8)	$(28.0)	$(19.5)
Restructuring Expense	(5.0)	(2.2)	(9.9)	(4.5)
Legal and Other Professional Fees and Shut-Down Costs Related to Matters in China	(1.2)	(3.7)	(1.5)	(5.3)
Total Corporate and Other	$(20.8)	$(14.7)	$(39.4)	$(29.3)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

(2)	The following table summarizes “Non-Operating Income (Expense):”

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Interest Income	$0.4	$0.4	$0.8	$0.6
Interest Expense	(10.8)	(10.0)	(21.4)	(19.9)
Other Income (Expense) - Net (a)	(0.2)	(0.1)	(23.5)	(1.3)
Non-Operating Income (Expense) - Net	$(10.6)	$(9.7)	$(44.1)	$(20.6)

(a) The increase in Other Expense for the six months ended June 30, 2014, was primarily due to the reduction of a contractual receipt under the Tax Allocation Agreement between Moody’s Corporation and D&B as it relates to the effective settlement of audits for the 2007 - 2009 tax years.

Supplemental Geographic and Customer Solution Set Information:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Customer Solution Set Revenue:
North America:
Risk Management Solutions	$164.0	$168.1	$327.3	$334.1
Sales & Marketing Solutions	120.6	110.6	236.3	227.8
North America Core Revenue	284.6	278.7	563.6	561.9
Divested and Other Businesses	—	—	—	—
Total North America Revenue	284.6	278.7	563.6	561.9

Asia Pacific:
Risk Management Solutions	40.6	42.6	77.3	78.2
Sales & Marketing Solutions	5.8	6.4	10.8	11.6
Asia Pacific Core Revenue	46.4	49.0	88.1	89.8
Divested and Other Businesses (3)	—	0.3	—	0.9
Total Asia Pacific Revenue	46.4	49.3	88.1	90.7

Europe and Other International Markets:
Risk Management Solutions	51.3	48.5	101.0	94.6
Sales & Marketing Solutions	10.7	9.8	22.1	19.9
Europe and Other International Markets Core Revenue	62.0	58.3	123.1	114.5
Divested and Other Businesses (3)	—	0.1	0.1	0.3
Total Europe and Other International Markets Revenue	62.0	58.4	123.2	114.8

Consolidated Total:
Risk Management Solutions	255.9	259.2	505.6	506.9
Sales & Marketing Solutions	137.1	126.8	269.2	259.3
Core Revenue	393.0	386.0	774.8	766.2
Divested and Other Businesses (3)	—	0.4	0.1	1.2
Consolidated Total Revenue	$393.0	$386.4	$774.9	$767.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

(3)
During the fourth quarter of 2013, we ceased the operations of our India Event Planning and Rural Marketing Businesses in our Asia Pacific segment. These businesses contributed less than 1% to our Asia Pacific total revenue for each of the three month and six month periods ended June 30, 2013. During the first quarter of 2014, we ceased the operations of our Ireland Small Corporate Registry Business in our Europe and Other International Markets segment. This business contributed less than 1% to our Europe and Other International Markets total revenue for each of the three month and six month periods ended June 30, 2013, as well as the six months ended June 30, 2014. These businesses have been classified as “Divested and Other Businesses.”

The following table represents Divested and Other Businesses revenue by solution set:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Divested and Other Businesses:
Risk Management Solutions	$—	$0.1	$0.1	$0.3
Sales & Marketing Solutions	—	0.3	—	0.9
Total Divested and Other Businesses Revenue	$—	$0.4	$0.1	$1.2

	At June 30, 2014	At December 31, 2013
Assets:
North America (4)	$722.6	$843.2
Asia Pacific (5)	375.8	371.9
Europe and Other International Markets (6)	468.0	445.4
Total Segments	1,566.4	1,660.5
Corporate and Other (7)	207.0	229.8
Consolidated Total	$1,773.4	$1,890.3
Goodwill:
North America	$270.9	$265.1
Asia Pacific	210.9	210.2
Europe and Other International Markets	115.6	113.8
Consolidated Total (8)	$597.4	$589.1

(4)
The decrease in assets in the North America segment to $722.6 million at June 30, 2014 from $843.2 million at December 31, 2013 was primarily due to a decrease in accounts receivable compared to the fourth quarter of 2013 resulting from the cyclical sales pattern of our North America business.

(5)	The increase in assets in the Asia Pacific segment to $375.8 million at June 30, 2014 from $371.9 million at December 31, 2013 was primarily due to the positive impact of foreign currency translation.

(6)
The increase in assets in the Europe and Other International Markets segment to $468.0 million at June 30, 2014 from $445.4 million at December 31, 2013 was primarily due to an increase in cash as a result of continual operational performance in the region.

(7)
The decrease in assets in Corporate and Other to $207.0 million at June 30, 2014 from $229.8 million at December 31, 2013 was primarily due to the reduction of a contractual receipt under the Tax Allocation Agreement between Moody’s Corporation and D&B as it relates to the effective settlement of audits for the 2007 - 2009 tax years.

(8)	The increase in total goodwill to $597.4 million at June 30, 2014 from $589.1 million at December 31, 2013 was primarily driven by small acquisitions.

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
By their nature, all such instruments involve risk, including the credit risk of non-performance by counterparties. However, at June 30, 2014 and December 31, 2013, there was no significant risk of loss in the event of non-performance of the counterparties to these financial instruments. We control our exposure to credit risk through monitoring procedures.
Our trade receivables do not represent a significant concentration of credit risk at June 30, 2014 and December 31, 2013, because we sell to a large number of customers in different geographical locations and industries.
Interest Rate Risk Management
Our objective in managing our exposure to interest rates is to limit the impact of interest rate changes on our earnings, cash flows and financial position, and to lower our overall borrowing costs. To achieve these objectives, we maintain a policy that floating-rate debt be managed within a minimum and maximum range of our total debt exposure. To manage our exposure and limit volatility, we may use fixed-rate debt, floating-rate debt and/or interest rate swaps. We recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. As of June 30, 2014, we did not have any interest rate derivatives outstanding.
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
Approximately $0.8 million of derivative gains offset by a $0.5 million loss on the fair value adjustment related to the hedged debt were recorded through the date of termination in the results for the three months ended March 31, 2012. The $4.9 million adjustment in the carrying amount of the hedged debt at the date of termination is being amortized as an offset to “Interest Expense” in our consolidated statement of operations and comprehensive income over the remaining term of the 2015 notes. Approximately $0.6 million of amortization was recorded during the six months ended June 30, 2014, resulting in a balance of $1.9 million in the unaudited consolidated balance sheet at June 30, 2014.

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
As of June 30, 2014 and 2013, the notional amounts of our foreign exchange contracts were $299.7 million and $275.1 million, respectively.
Fair Values of Derivative Instruments in the Consolidated Balance Sheet

	Asset Derivatives				Liability Derivatives
	June 30, 2014		December 31, 2013		June 30, 2014		December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other Current Assets	$—	Other Current Assets	$0.4	Other Accrued & Current Liabilities	$0.7	Other Accrued & Current Liabilities	$0.4
Total derivatives not designated as hedging instruments		$—		$0.4		$0.7		$0.4
Total Derivatives		$—		$0.4		$0.7		$0.4
Our foreign exchange forward and option contracts are not designated as hedging instruments under authoritative guidance.
The Effect of Derivative Instruments on the Consolidated Statement of Operations and Comprehensive Income

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2014	2013	2014	2013
Foreign exchange forward contracts	Non-Operating Income (Expenses) – Net	$4.0	$0.2	$(0.9)	$(5.2)

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
The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value. Level inputs, as defined by authoritative guidance, are as follows:

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
The following table summarizes fair value measurements by level at June 30, 2014 for assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Balance at June 30, 2014
Assets:
Cash Equivalents (1)	$132.6	$—	$—	$132.6
Liabilities:
Other Accrued and Current Liabilities:
Foreign Exchange Forwards (2)	$—	$0.7	$—	$0.7

(1)	Cash equivalents represent fair value as it consists of highly liquid investments with an original maturity of three months or less.

(2)	Primarily represents foreign currency forward and option contracts. Fair value is determined utilizing a market approach and considers a factor for nonperformance in the valuation.
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
At June 30, 2014 and December 31, 2013, the fair value of cash and cash equivalents, accounts receivable, other receivables and accounts payable approximated carrying value due to the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on valuation models using discounted cash flow methodologies with market data inputs from globally recognized data providers and third-party quotes from major financial institutions (categorized as Level II in the fair value hierarchy), are as follows:

	Balance at
	June 30, 2014		December 31, 2013
	Carrying Amount (Asset) Liability	Fair Value (Asset) Liability	Carrying Amount (Asset) Liability	Fair Value (Asset) Liability
Long-term Debt	$1,047.2	$1,081.5	$1,047.0	$1,054.8
Credit Facilities	$517.7	$516.5	$466.5	$466.1

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
During the six months ended June 30, 2014 and 2013, we did not measure any assets or liabilities at fair value on a nonrecurring basis.

Note 12 --	Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) ("AOCI") as of June 30, 2014 and 2013:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, December 31, 2012	$(151.2)	$(701.0)	$0.1	$(852.1)
Other Comprehensive Income (Loss) Before Reclassifications	(36.7)	—	—	(36.7)
Amounts Reclassified From Accumulated Other Comprehensive Income (Loss), net of tax	—	11.0	—	11.0
Balance, June 30, 2013	$(187.9)	$(690.0)	$0.1	$(877.8)

Balance, December 31, 2013	$(186.7)	$(552.2)	$0.1	$(738.8)
Other Comprehensive Income (Loss) Before Reclassifications	7.0	—	(0.1)	6.9
Amounts Reclassified From Accumulated Other Comprehensive Income (Loss), net of tax	—	10.9	—	10.9
Balance, June 30, 2014	$(179.7)	$(541.3)	$—	$(721.0)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

The following table summarizes the reclassifications out of AOCI as of June 30, 2014 and 2013:

Details About Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income is Presented	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
		Three Months Ended June 30,		Six Months Ended June 30,
		2014	2013	2014	2013
Foreign Currency Translation Adjustments:
Sale of Business	Other Income (Expense) – Net	$—	$—	$—	$—

Defined Benefit Pension Plans:
Amortization of Prior Service Costs	Selling and Administrative Expenses	$(0.2)	$(1.7)	$(0.4)	$(3.3)
	Operating Expenses	(0.1)	(0.5)	(0.2)	(1.1)
Amortization of Actuarial Gain/Loss	Selling and Administrative Expenses	6.3	8.0	12.6	15.8
	Operating Expenses	2.4	2.4	4.7	5.1
Total Before Tax		8.4	8.2	16.7	16.5
Tax (Expense) or Benefit		(2.9)	(2.7)	(5.8)	(5.5)
Total After Tax		$5.5	$5.5	$10.9	$11.0

Derivative Financial Instruments:
Amortization of Cash Flow Hedges	Interest Expense	$—	$—	$—	$—
Total Before Tax		—	—	—	—
Tax (Expense) or Benefit		—	—	—	—
Total After Tax		$—	$—	$—	$—

Total Reclassifications for the Period, Net of Tax		$5.5	$5.5	$10.9	$11.0
Note 13 -- Subsequent Events
Dividend Declaration
In August 2014, the Board of Directors approved the declaration of a dividend of $0.44 per share of common stock for the third quarter of 2014. This cash dividend will be payable on September 12, 2014 to shareholders of record at the close of business on August 27, 2014.
Share Repurchase Program
In August 2014, our Board of Directors approved a new $100 million share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and Employee Stock Purchase Program, and to be used for discretionary share repurchases from time-to-time.  Uses of the new authorization for anti-dilutive share repurchases will commence upon completion of our existing anti-dilutive program which expires in October 2014, and any use for discretionary share repurchases will commence upon completion of our existing $1 billion discretionary program, which is expected to be completed in the third quarter of 2014. This new program will remain open until it has been fully utilized.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

Credit Facility
On July 23, 2014, we amended and extended our then-existing $800 million revolving credit facility, increasing the facility amount to $1 billion and extending the maturity to July 2019.  The $1 billion revolving credit facility was amended with commercial terms substantially similar to the then-existing $800 million revolving credit facility, with the same financial covenants, and at borrowing rates that reflect the prevailing market for companies of similar credit quality.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Overview
The Dun & Bradstreet Corporation (“D&B” or “we” or “our” or "us" or the “Company”) is the world's leading source of commercial data, analytics and insight on businesses. Our global commercial database as of June 30, 2014 contained more than 235 million business records. We transform commercial data into valuable insight which is the foundation of our global solutions that customers rely on to make critical business decisions.
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
During the fourth quarter of 2013, we ceased the operations of our India Event Planning and Rural Marketing Businesses in our Asia Pacific segment. These businesses contributed less than 1% to our Asia Pacific total revenue for each of the three month and six month periods ended June 30, 2013. During the first quarter of 2014, we ceased the operations of our Ireland Small Corporate Registry Business in our Europe and Other International Markets segment. This business contributed less than 1% to our Europe and Other International Markets total revenue for each of the three month and six month periods ended June 30, 2013, as well as the six months ended June 30, 2014. These businesses have been classified as “Divested and Other Businesses.”
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
From time-to-time we have analyzed, and we may continue to further analyze, core revenue growth before the effects of foreign exchange among two components, “organic core revenue growth” and “core revenue growth from acquisitions.” We analyze “organic core revenue growth” and “core revenue growth from acquisitions” because management believes this information provides an important insight into the underlying health of our business. Core revenue includes the revenue from acquired businesses from the date of acquisition.
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
The financial statements of our subsidiaries outside North America reflect results for the three month and six month periods ended May 31 in order to facilitate the timely reporting of the unaudited consolidated financial results and unaudited consolidated financial position.
The following table presents the contribution by segment to total revenue and core revenue:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Total Revenue:
North America	72%	72%	73%	73%
Asia Pacific	12%	13%	11%	12%
Europe and Other International Markets	16%	15%	16%	15%
Core Revenue:
North America	72%	72%	73%	73%
Asia Pacific	12%	13%	11%	12%
Europe and Other International Markets	16%	15%	16%	15%
The following table presents contributions by customer solution set to total revenue and core revenue:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Total Revenue by Customer Solution Set (1):
Risk Management Solutions	65%	67%	65%	66%
Sales & Marketing Solutions	35%	33%	35%	34%
Core Revenue by Customer Solution Set:
Risk Management Solutions	65%	67%	65%	66%
Sales & Marketing Solutions	35%	33%	35%	34%

(1)
Our Divested and Other Businesses contributed less than 1% to our total consolidated revenue for the three months ended June 30, 2013. Our Divested and Other Businesses contributed less than 1% to our total consolidated revenue for each of the six months ended June 30, 2014 and 2013. See Note 10 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further detail.

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
Consolidated Revenue
The following table presents our core and total revenue by segment:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(Amounts in millions)		(Amounts in millions)
Revenue:
North America	$284.6	$278.7	$563.6	$561.9
Asia Pacific	46.4	49.0	88.1	89.8
Europe and Other International Markets	62.0	58.3	123.1	114.5
Core Revenue	393.0	386.0	774.8	766.2
Divested and Other Businesses	—	0.4	0.1	1.2
Total Revenue	$393.0	$386.4	$774.9	$767.4
The following table presents our core and total revenue by customer solution set:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(Amounts in millions)		(Amounts in millions)
Revenue:
Risk Management Solutions	$255.9	$259.2	$505.6	$506.9
Sales & Marketing Solutions	137.1	126.8	269.2	259.3
Core Revenue	393.0	386.0	774.8	766.2
Divested and Other Businesses	—	0.4	0.1	1.2
Total Revenue	$393.0	$386.4	$774.9	$767.4
Three Months Ended June 30, 2014 vs. Three Months Ended June 30, 2013
Total revenue increased $6.6 million, or 2% (both before and after the effect of foreign exchange), for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. The increase in total revenue was driven by an increase in North America total revenue of $5.9 million, or 2% (both before and after the effect of foreign exchange), and an increase in Europe and Other International Markets total revenue of $3.6 million, or 6% (1% decrease before the effect of foreign exchange), partially offset by a decrease in Asia Pacific total revenue of $2.9 million, or 6% (less than 1% decrease before the effect of foreign exchange).
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

Core revenue, which reflects total revenue less revenue from Divested and Other Businesses, increased $7.0 million, or 2% (both before and after the effect of foreign exchange), for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. The increase was primarily due to growth in our Optimizer product due to increased commitments, our DaaS products, primarily Data.com, our alliance product with Salesforce.com and some impact on the timing of contract renewals. This is partially offset by decreased revenue of our subscription plans primarily due to a decline in sales in prior quarters.
Customer Solution Sets
On a customer solution set basis, core revenue reflects:

•
A $3.3 million, or 1% decrease (both before and after the effect of foreign exchange), in Risk Management Solutions. The decrease was driven by a decrease in revenue in North America of $4.1 million, or 2% (both before and after the effect of foreign exchange), a decrease in revenue in Asia Pacific of $2.0 million, or 5% (1% increase before the effect of foreign exchange), partially offset by an increase in revenue in Europe and Other International Markets of $2.8 million, or 6% (less than 1% decrease before the effect of foreign exchange); and

•
A $10.3 million, or 8% increase (both before and after the effect of foreign exchange), in Sales & Marketing Solutions. The increase was driven by an increase in revenue in North America of $10.0 million, or 9% (both before and after the effect of foreign exchange), and an increase in revenue in Europe and Other International Markets of $0.9 million, or 8% (less than 1% decrease before the effect of foreign exchange), partially offset by a decrease in Asia Pacific of $0.6 million, or 9% (4% decrease before the effect of foreign exchange).

Six Months Ended June 30, 2014 vs. Six Months Ended June 30, 2013
Total revenue increased $7.5 million, or 1% (both before and after the effect of foreign exchange), for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The increase in total revenue was driven by an increase in Europe and Other International Markets total revenue of $8.4 million, or 7% (2% increase before the effect of foreign exchange), and an increase in North America total revenue of $1.7 million, or less than 1% (1% increase before the effect of foreign exchange), partially offset by a decrease in Asia Pacific total revenue of $2.6 million, or 3% (4% increase before the effect of foreign exchange).
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
Core revenue, which reflects total revenue less revenue from Divested and Other Businesses, increased $8.6 million, or 1% (both before and after the effect of foreign exchange), for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. The increase in core revenue is primarily attributed to:

•	Growth in our Optimizer product due to increased commitments; and

•	Growth in our DaaS products, primarily Data.com, our alliance product with Salesforce.com.

partially offset by:

•	Decreased revenue of our subscription plans primarily due to a decline in sales in prior quarters.

Customer Solution Sets
On a customer solution set basis, core revenue reflects:

•
A $1.3 million, or less than 1% decrease (less than 1% increase before the effect of foreign exchange), in Risk Management Solutions. The decrease was driven by a decrease in revenue in North America of $6.8 million, or 2% (both before and after the effect of foreign exchange), and a decrease in revenue in Asia Pacific of $0.9 million, or 1% (6% increase before the effect of foreign exchange), partially offset by an increase in revenue in Europe and Other International Markets of $6.4 million, or 7% (2% increase before the effect of foreign exchange); and

•
A $9.9 million, or 4% increase (both before and after the effect of foreign exchange), in Sales & Marketing Solutions. The increase was driven by an increase in revenue in North America of $8.5 million, or 4% (both before and after the effect of foreign exchange), and an increase in revenue in Europe and Other International Markets of $2.2 million, or 11% (5% increase before the effect of foreign exchange), partially offset by a decrease in Asia Pacific of $0.8 million, or 7% (1% decrease before the effect of foreign exchange).

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
During the three month and six month periods ended June 30, 2014, we incurred $1.3 million and $1.6 million of legal and other professional fees related to matters in China, respectively, as compared to $3.5 million and $5.2 million of legal and other professional fees for the three month and six month periods ended June 30, 2013.
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

Consolidated Operating Costs
The following table presents our consolidated operating costs and operating income for the three month and six month periods ended June 30, 2014 and 2013:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(Amounts in millions)		(Amounts in millions)
Operating Expenses	$131.7	$130.1	$260.0	$256.3
Selling and Administrative Expenses	155.2	142.3	305.7	288.7
Depreciation and Amortization	16.1	17.9	32.0	36.2
Restructuring Charge	5.0	2.2	9.9	4.5
Operating Costs	$308.0	$292.5	$607.6	$585.7
Operating Income	$85.0	$93.9	167.3	181.7
Operating Expenses
Operating expenses increased $1.6 million, or 1%, and $3.7 million, or 1%, for the three month and six month periods ended June 30, 2014, respectively, compared to the three month and six month periods ended June 30, 2013, respectively. The increase was primarily due to the following:

•	Increased costs in data and technology as a result of our strategic investments;

partially offset by:

•
Non-recurring costs that occurred in the prior year period associated with our technology and software assets that were primarily related to our data management infrastructure (data supply chain) in our North America segment, which was impaired and written-off in the fourth quarter of 2013.

Selling and Administrative Expenses
Selling and administrative expenses increased $12.9 million, or 9%, and $17.0 million, or 6%, for the three month and six month periods ended June 30, 2014, respectively, compared to the three month and six month periods ended June 30, 2013, respectively. The increase was primarily due our investment in our strategy which includes increased compensation costs and consulting costs.
Matters Impacting Both Operating Expenses and Selling and Administrative Expenses
Pension, Postretirement and 401(k) Plan
We had net pension cost of $4.6 million and $9.2 million for the three month and six month periods ended June 30, 2014, respectively, as compared to $6.2 million and $12.5 million for the three month and six month periods ended June 30, 2013, respectively. Lower pension cost in 2014 was driven by higher expected return from plan assets related to our U.S. Qualified Plan, primarily due to the higher market-related value of plan assets. A higher discount rate in 2014 resulted in lower actuarial losses amortization in 2014 which is substantially offset by higher interest cost. The discount rate applied to our U.S. plans at January 1, 2014 is 4.44%, a 90 basis points increase from the 3.54% discount rate used for 2013.
We had postretirement benefit income of $0.2 million and $0.5 million for the three month and six month periods ended June 30, 2014, respectively, as compared to $2.4 million and $4.7 million for the three month and six month periods ended June 30, 2013, respectively. Lower income in 2014 was primarily due to lower amortization of prior service credits resulting from one of the major credits (for further detail see paragraph below) which is in the final year of amortization and the outstanding balance is less than the prior year’s amortization.
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
We had expense associated with our 401(k) Plan of $1.7 million and $4.4 million for the three month and six month periods ended June 30, 2014, respectively, as compared to $2.0 million and $4.7 million for the three month and six month periods ended June 30, 2013.
Stock-Based Compensation
For the three month and six month periods ended June 30, 2014, we recognized total stock-based compensation expense of $2.7 million and $4.7 million, respectively, compared to $3.4 million and $6.8 million for the three month and six month periods ended June 30, 2013, respectively.
Expense associated with our stock option programs was $0.2 million and $0.5 million for the three month and six month periods ended June 30, 2014, respectively, compared to $0.4 million and $1.2 million for the three month and six month periods ended June 30, 2013, respectively. The decrease was primarily due to changes in our 2013 executive compensation program where the annual grants of stock options were replaced by longer-term performance based restricted stock units.
Expense associated with restricted stock unit and restricted stock opportunity awards was $2.3 million and $3.8 million for the three month and six month periods ended June 30, 2014, respectively, compared to $2.7 million and $5.1 million for the three month and six month periods ended June 30, 2013. The decrease for the three months ended June 30, 2014 was primarily due to a decrease in the total fair value of the 2014 annual restricted stock unit grants made to our executives as compared to the total fair value of the 2013 annual restricted stock unit grants. The decrease for the six months ended June 30, 2014 was primarily due to changes in the timing and terms of the annual restricted stock unit grants made to our Board of Directors as well as a decrease in the total fair value of the 2014 annual restricted stock unit grants made to our executives as compared to the total fair value of the 2013 annual restricted stock unit grants. The Board of Directors annual grant date was changed from early February to early May (the date of the annual meeting of shareholders.)
Expense associated with our Employee Stock Purchase Plan (“ESPP”) was $0.2 million and $0.4 million for the three month and six month periods ended June 30, 2014, compared to $0.3 million and $0.5 million for the three month and six month periods ended June 30, 2013, respectively.
We expect total equity-based compensation of approximately $12.7 million for 2014. We consider these costs to be part of our compensation costs and, therefore, they are included in operating expenses and in selling and administrative expenses, based upon the classifications of the underlying compensation costs.
Depreciation and Amortization
Depreciation and amortization decreased $1.8 million, or 10%, for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013. This decrease was primarily driven by costs that occurred in the prior year period associated with our technology and software assets that were related to our data management infrastructure (data supply chain) in our North America segment, which was impaired and written-off in the fourth quarter of 2013.
Depreciation and amortization decreased $4.2 million, or 12%, for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013. This decrease was primarily driven by costs that occurred in the prior year period associated with (i) our technology and software assets that were related to our data management infrastructure (data supply chain) in our North America segment; and (ii) our China Trade Portal asset in our Asia Pacific segment, both of which were impaired and written-off in the fourth quarter of 2013.
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
Three Months Ended June 30, 2014 vs. Three Months Ended June 30, 2013
During the three months ended June 30, 2014, we recorded a $5.0 million restructuring charge. The significant components of this charge included:

•
Severance and termination costs of $3.3 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 45 employees were impacted. Of these 45 employees, approximately 25 employees exited the Company in the second quarter of 2014, with the remaining primarily to exit in the third quarter of 2014. The cash payments for these employees will be substantially completed by the first quarter of 2015; and

•	Contract termination, lease termination obligations, other exit costs including those to consolidate or close facilities of $1.7 million.
During the three months ended June 30, 2013, we recorded a $2.2 million restructuring charge. The significant components of this charge included:

•
Severance and termination costs of $2.1 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 20 employees were impacted. Of these 20 employees, approximately 15 employees exited the Company in the second quarter of 2013, with the remaining primarily having exited in the third quarter of 2013. The cash payments for these employees were substantially completed by the fourth quarter of 2013; and

•	Contract termination, lease termination obligations, other exit costs including those to consolidate or close facilities of $0.1 million.

Six Months Ended June 30, 2014 vs. Six Months Ended June 30, 2013
During the six months ended June 30, 2014, we recorded a $9.9 million restructuring charge. The significant components of this charge included:

•
Severance and termination costs of $8.0 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 100 employees were impacted. Of these 100 employees, approximately 80 employees exited the Company in the first half of 2014, with the remaining primarily to exit in the second half of 2014. The cash payments for these employees will be substantially completed by the first quarter of 2015; and

•	Contract termination, lease termination obligations, other exit costs including those to consolidate or close facilities of $1.9 million.

During the six months ended June 30, 2013, we recorded a $4.5 million restructuring charge. The significant components of this charge included:

•
Severance and termination costs of $2.7 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 65 employees were impacted. Of these 65 employees, approximately 50 employees exited the Company in the first half of 2013, with the remaining primarily having exited in the second half of 2013. The cash payments for these employees were substantially completed by the fourth quarter of 2013; and

•	Contract termination, lease termination obligations, other exit costs including those to consolidate or close facilities of $1.8 million.

Interest Income (Expense) — Net
The following table presents our “Interest Income (Expense) – Net” for the three month and six month periods ended June 30, 2014 and 2013:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(Amounts in millions)		(Amounts in millions)
Interest Income	$0.4	$0.4	$0.8	$0.6
Interest Expense	(10.8)	(10.0)	(21.4)	(19.9)
Interest Income (Expense) – Net	$(10.4)	$(9.6)	$(20.6)	$(19.3)
Interest income increased less than $0.1 million, or 38%, and $0.2 million, or 47%, for the three month and six month periods ended June 30, 2014, respectively, as compared to the three month and six month periods ended June 30, 2013, respectively. The increase in interest income is primarily attributable to higher average amounts of invested cash.
Interest expense increased $0.8 million, or 8%, and $1.5 million, or 8%, for the three month and six month periods ended June 30, 2014, respectively, as compared to the three month and six month periods ended June 30, 2013, respectively. The increase in interest expense is primarily attributable to higher amounts of average debt outstanding.

Other Income (Expense) — Net
The following table presents our “Other Income (Expense) — Net” for the three month and six month periods ended June 30, 2014 and 2013:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(Amounts in millions)		(Amounts in millions)
Effect of Legacy Tax Matters(a)	$0.1	$0.3	(21.5)	0.4
Miscellaneous Other Income (Expense) – Net	(0.3)	(0.4)	(2.0)	(1.7)
Other Income (Expense) – Net	$(0.2)	$(0.1)	$(23.5)	$(1.3)

(a)
During the six months ended June 30, 2014, we recognized the reduction of a contractual receipt under the Tax Allocation Agreement between Moody's Corporation and D&B as it relates to the effective settlement of audits for the 2007 - 2009 tax years.

Provision for Income Taxes
For the three months ended June 30, 2014, our effective tax rate was 33.1% as compared to 31.4% for the three months ended June 30, 2013. The effective tax rate for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013 was negatively impacted by the expiration on December 31, 2013 of the U.S. research and development credit as part of the American Taxpayer Relief Act of 2012 signed into law in January 2013. For the three months ended June 30, 2014, there are no changes in our effective tax rate that either have had or that we expect may reasonably have a material impact on our operations or future performance.
For the six months ended June 30, 2014, our effective tax rate was (9.8)% as compared to 31.2% for the six months ended June 30, 2013. The effective tax rate for the six months ended June 30, 2014, was positively impacted by the release of reserves of $58.7 million, net of cash paid, for uncertain tax positions due to the effective settlement of audits for the 2007 - 2009 tax years. The effective tax rate for the six months ended June 30, 2013 was positively impacted primarily by the release of reserves for uncertain tax positions and a benefit for the reenactment of the U.S. research and development tax credit for 2012 and 2013 as part of the American Taxpayer Relief Act of 2012 signed into law in January 2013. For the six months ended

June 30, 2014, there are no changes in our effective tax rate that either have had or that we expect may reasonably have a material impact on our operations or future performance.

Earnings per Share
We assess if any of our share-based payment transactions are deemed participating securities prior to vesting and therefore need to be included in the earnings allocation when computing Earnings Per Share ("EPS") under the two-class method. The two-class method requires earnings to be allocated between common shareholders and holders of participating securities. All outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be a separate class of common stock and should be included in the calculation of basic and diluted EPS. Based on a review of our stock-based awards, we have determined that only our restricted stock awards are deemed participating securities. We did not have any weighted average restricted shares outstanding for either of the three month and six month periods ended June 30, 2014 and 2013.

We are required to include in our computation of diluted EPS any contingently issuable shares that have satisfied all the necessary conditions by the end of the reporting period or that would have satisfied all necessary conditions if the end of the reporting period was the end of the performance period. Contingently issuable shares are shares that issuance is contingent upon the satisfaction of certain conditions other than just services. Beginning in 2013, we granted certain employees target awards of performance-based restricted stock units, in the form of leveraged restricted stock units or performance units. As the actual number of D&B common shares ultimately received by the employee can range from zero to 200% of the target award depending on the Company’s actual performance against the pre-established market conditions or performance conditions, these awards are considered contingently issuable shares.
The following table sets forth our EPS for the three month and six month periods ended June 30, 2014 and 2013:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
Basic Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$1.36	$1.46	$3.65	$2.76
Diluted Earnings Per Share of Common Stock Attributable to D&B Common Shareholders	$1.35	$1.44	$3.62	$2.73
For the three months ended June 30, 2014, basic EPS attributable to D&B common shareholders decreased 7%, compared with the three months ended June 30, 2013, due to a decrease of 13% in Net Income Attributable to D&B common shareholders, partially offset by a 7% reduction in the weighted average number of basic shares outstanding resulting from our total share repurchases. For the three months ended June 30, 2014, diluted EPS attributable to D&B common shareholders decreased 6% compared with the three months ended June 30, 2013, due to a decrease of 13% in Net Income Attributable to D&B common shareholders, partially offset by a 7% reduction in the weighted average number of diluted shares outstanding resulting from our total share repurchases.
For the six months ended June 30, 2014, basic EPS attributable to D&B common shareholders increased 32%, compared with the six months ended June 30, 2013, due to an increase of 22% in Net Income Attributable to D&B common shareholders and an 8% reduction in the weighted average number of basic shares outstanding resulting from our total share repurchases. For the six months ended June 30, 2014, diluted EPS attributable to D&B common shareholders increased 33%, compared with the six months ended June 30, 2013, due to an increase of 22% in Net Income Attributable to D&B common shareholders and an 8% reduction in the weighted average number of diluted shares outstanding resulting from our total share repurchases.

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
North America
North America is our largest segment, representing 72% and 73% of our total and core revenue for each of the three month and six month periods ended June 30, 2014 and 2013, respectively.
The following table presents our North America revenue by customer solution set and North America operating income for the three month and six month periods June 30, 2014 and 2013:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(Amounts in millions)		(Amounts in millions)
Revenue:
Risk Management Solutions	$164.0	$168.1	$327.3	$334.1
Sales & Marketing Solutions	120.6	110.6	236.3	227.8
North America Total and Core Revenue	$284.6	$278.7	$563.6	$561.9
Operating Income	$79.9	$84.5	$157.9	$170.5
Three Months Ended June 30, 2014 vs. Three Months Ended June 30, 2013
North America Overview
North America total and core revenue increased $5.9 million, or 2% (both before and after the effect of foreign exchange), for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.
North America Customer Solution Sets
On a customer solution set basis, the $5.9 million increase in total and core revenue for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, reflects:
Risk Management Solutions
A decrease in Risk Management Solutions of $4.1 million, or 2% (both before and after the effect of foreign exchange) primarily attributable to a decline in our DNBi and non-DNBi subscription plans, partially offset by growth in our Projects and Other Risk Management Solutions. This performance was consistent with a pattern we have seen over the past few years, with a slow start to the year followed by a stronger second half. This can be attributed to the fact that our project and usage-based revenue is growing faster than our subscription-based business, which has been declining, and projects are a much bigger part of our mix in the second half of the year.
DNBi Subscription Plans, which accounted for 61% of total North America Risk Management Solutions, decreased 4% (both before and after the effect of foreign exchange) primarily attributable to weak sales performance in prior quarters due to the ratable nature of Risk Management Solutions revenue. While DNBi retention continued to be in the low 90% range, and pricing was up in the low single digits, we are not generating enough new customers to offset normal attrition. We are taking steps during the course of 2014 to move DNBi to the cloud to make it global and more integrated in our customers' end to end workflows. As such, we expect DNBi to continue to be down until the cloud upgrade is complete and we can bring additional value to customers.

Non-DNBi Subscription Plans, which accounted for 8% of total North America Risk Management Solutions, decreased 10% (9% decrease before the effect of foreign exchange) primarily due to weak sales performance in prior quarters and shifts in product mix from our Non-DNBi Subscription Plans to Projects and Other Risk Management Solutions. Our strategy is focused more on products that fall under RMS and S&MS projects, and we are no longer actively investing in Non-DNBi Subscription products.  As a result, customers on these products are either exiting or migrating to other more modern solutions, and ways to consume our data.
Projects and Other Risk Management Solutions, which accounted for 31% of total North America Risk Management Solutions, increased 4% (both before and after the effect of foreign exchange), primarily due to partial completion of deliverables with a customer purchasing our Compliance solution.
Sales & Marketing Solutions
An increase in Sales & Marketing Solutions of $10.0 million, or 9% (both before and after the effect of foreign exchange) primarily due to an increase in our Value-Added Solutions, partially offset by a decline in our Traditional Sales & Marketing Solutions.
Traditional Sales & Marketing Solutions, which accounted for 33% of total North America Sales & Marketing Solutions, decreased 5% (both before and after the effect of foreign exchange). The decrease was primarily due to decreased revenue in our Internet Solutions, primarily due to a decline in our prior year subscription renewal sales, driven by reduced customer spend and competitive pressures.
Value-Added Sales & Marketing Solutions, which accounted for 67% of total North America Sales & Marketing Solutions, increased 17% (both before and after the effect of foreign exchange). The increase was primarily due to growth in our Optimizer product due to increased commitments, our DaaS products, primarily Data.com, our alliance product with Salesforce.com and some impact on the timing of contract renewals.
North America Operating Income
North America operating income for the three months ended June 30, 2014 was $79.9 million, compared to $84.5 million for the three months ended June 30, 2013, a decrease of $4.6 million, or 6%. The decrease in operating income was primarily attributable to:

•	Increased costs in data and technology as a result of our strategic investments; and

•	An increase in compensation costs (i.e., bonus);
partially offset by:

•	Increased revenue; and

•
Non-recurring costs that occurred in the prior year period related to technology and software assets that were primarily related to our data management infrastructure (data supply chain) in our North America segment, which were impaired and written-off in the fourth quarter of 2013.

Six Months Ended June 30, 2014 vs. Six Months Ended June 30, 2013
North America Overview
North America total and core revenue increased $1.7 million, or less than 1% (1% increase before the effect of foreign exchange), for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

North America Customer Solution Sets
On a customer solution set basis, the $1.7 million increase in total and core revenue for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, reflects:
Risk Management Solutions
A decrease in Risk Management Solutions of $6.8 million, or 2% (both before and after the effect of foreign exchange) primarily attributable to a decline in our DNBi subscription plans, partially offset by growth in our Projects and Other Risk Management Solutions. This performance was consistent with a pattern we have seen over the past few years, with a slow start to the year followed by a stronger second half. This can be attributed to the fact that our project and usage-based revenue is growing faster than our subscription-based business, which has been declining, and projects are a much bigger part of our mix in the second half of the year.
DNBi Subscription Plans, which accounted for 61% of total North America Risk Management Solutions, decreased 4% (both before and after the effect of foreign exchange) primarily attributable to weak sales performance in prior quarters due to the ratable nature of Risk Management Solutions revenue. While DNBi retention continued to be in the low 90% range, and pricing was up in the low single digits, we are not generating enough new customers to offset normal attrition. We are taking steps during the course of 2014 to move DNBi to the cloud to make it global and more integrated in our customers' end to end workflows. As such, we expect DNBi to continue to be down until the cloud upgrade is complete and we can bring additional value to customers.

Non-DNBi Subscription Plans, which accounted for 8% of total North America Risk Management Solutions, decreased 9% (both before and after the effect of foreign exchange) primarily due to weak sales performance in prior quarters and shifts in product mix from our Non-DNBi Subscription Plans to Projects and Other Risk Management Solutions. Our strategy is focused more on products that fall under RMS and S&MS projects, and we are no longer actively investing in Non-DNBi Subscription products.  As a result, customers on these products are either exiting or migrating to other more modern solutions, and ways to consume our data.
Projects and Other Risk Management Solutions, which accounted for 31% of total North America Risk Management Solutions, increased 5% (6% increase before the effect of foreign exchange), due to:

•	The timing of a renewal, together with incremental growth of a large government contract that last year signed in the third quarter; and

•	Increased spending and usage by existing customers of our new (e.g., D&B Direct) and existing product offerings (e.g., Compliance solution).
Sales & Marketing Solutions
An increase in Sales & Marketing Solutions of $8.5 million, or 4% (both before and after the effect of foreign exchange) primarily due to an increase in our Value-Added Solutions, partially offset by a decline in our Traditional Sales & Marketing Solutions.
Traditional Sales & Marketing Solutions, which accounted for 35% of total North America Sales & Marketing Solutions, decreased 5% (both before and after the effect of foreign exchange). The decrease was primarily due to:

•	Decreased revenue in our Internet Solutions, primarily due to a decline in our prior year subscription renewal sales, driven by reduced customer spend and competitive pressures; and

•	Decreased revenue from existing customers in our education marketing solutions business.
Value-Added Sales & Marketing Solutions, which accounted for 65% of total North America Sales & Marketing Solutions, increased 9% (both before and after the effect of foreign exchange). The increase was primarily due to:

•	Growth in our Optimizer product due to increased commitments; and

•	Growth in our DaaS products, primarily Data.com, our alliance product with Salesforce.com.

North America Operating Income
North America operating income for the six months ended June 30, 2014 was $157.9 million, compared to $170.5 million for the six months ended June 30, 2013, a decrease of $12.6 million, or 7%. The decrease in operating income was primarily attributable to:

•	Increased costs in data and technology as a result of our strategic investments; and

•	An increase in compensation costs (i.e., bonus);
partially offset by:

•
Non-recurring costs that occurred in the prior year period related to technology and software assets that were primarily related to our data management infrastructure (data supply chain) in our North America segment, which were impaired and written-off in the fourth quarter of 2013.

Asia Pacific
Asia Pacific represented 12% and 11% of our total revenue for the three month and six month periods ended June 30, 2014, respectively, as compared to 13% and 12% of our total revenue for the three month and six month periods ended June 30, 2013, respectively.
During the fourth quarter of 2013, we ceased operations of our India Event Planning and Rural Marketing Businesses. These businesses have been classified as "Divested and Other Businesses."
These Divested and Other Businesses contributed less than 1% to our Asia Pacific total revenue for each of the three month and six month periods ended June 30, 2013. See Note 10 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further detail.
Asia Pacific represented 12% and 11% of our core revenue for the three month and six month periods ended June 30, 2014, respectively, as compared to 13% and 12% of our core revenue for the three month and six month periods ended June 30, 2013, respectively.
The following table presents our Asia Pacific revenue by customer solution set and Asia Pacific operating income for the three month and six month periods ended June 30, 2014 and 2013. Additionally, this table reconciles the non-GAAP measure of core revenue to the GAAP measure of total revenue:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(Amounts in millions)		(Amounts in millions)
Revenue:
Risk Management Solutions	$40.6	$42.6	$77.3	$78.2
Sales & Marketing Solutions	5.8	6.4	10.8	11.6
Asia Pacific Core Revenue	46.4	49.0	88.1	89.8
Divested and Other Businesses	—	0.3	—	0.9
Asia Pacific Total Revenue	$46.4	$49.3	$88.1	$90.7
Operating Income (Loss)	$7.7	$8.4	$13.9	$10.8
Three Months Ended June 30, 2014 vs. Three Months Ended June 30, 2013
Asia Pacific Overview
Asia Pacific total revenue decreased $2.9 million, or 6% (less than 1% decrease before the effect of foreign exchange), for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.
Asia Pacific total revenue was impacted by the ceasing of operations of our India Event Planning and Rural Marketing Businesses, during the fourth quarter of 2013, which we reclassified as Divested and Other Businesses.
Excluding the impact of the Divested and Other Businesses, core revenue decreased $2.6 million, or 5% (less than 1% increase before the effect of foreign exchange) for the three months ended June 30, 2014.

Asia Pacific Customer Solution Sets
On a customer solution set basis, the $2.6 million decrease in Asia Pacific core revenue for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, reflects:
Risk Management Solutions
A decrease in Risk Management Solutions of $2.0 million, or 5% (1% increase before the effect of foreign exchange) primarily due to:

•	The negative impact of foreign exchange; and

•	Lower collections revenue from services provided in the prior year period to the government in our Australia market which shifted revenue from future quarters to the second quarter of 2013;

partially offset by:

•	Increased transactional usage of various risk products, across most markets, by new and existing customers.
Sales & Marketing Solutions
A decrease in Sales & Marketing Solutions of $0.6 million, or 9% (4% decrease before the effect of foreign exchange) primarily due to the negative impact of foreign exchange and decreased project revenue in our marketing business.

Asia Pacific Operating Income

Asia Pacific operating income for the three months ended June 30, 2014 was $7.7 million, compared to $8.4 million for the three months ended June 30, 2013, a decrease of $0.7 million, or 8%. The decrease was primarily due to:

•	Increased compensation costs (i.e., bonus and commission) in certain markets;

partially offset by:

•	Non-recurring costs that occurred in the prior year associated with our China Trade Portal asset, which was impaired and written-off in the fourth quarter of 2013.

Six Months Ended June 30, 2014 vs. Six Months Ended June 30, 2013
Asia Pacific Overview
Asia Pacific total revenue decreased $2.6 million, or 3% (4% increase before the effect of foreign exchange), for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.
Asia Pacific total revenue was impacted by the ceasing of operations of our India Event Planning and Rural Marketing Businesses, during the fourth quarter of 2013, which we reclassified as Divested and Other Businesses.
Excluding the impact of the Divested and Other Businesses, core revenue decreased $1.7 million, or 2% (5% increase before the effect of foreign exchange) for the six months ended June 30, 2014.
Asia Pacific Customer Solution Sets
On a customer solution set basis, the $1.7 million decrease in Asia Pacific core revenue for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, reflects:

Risk Management Solutions
A decrease in Risk Management Solutions of $0.9 million, or 1% (6% increase before the effect of foreign exchange) primarily due to:

•	The negative impact of foreign exchange; and

•	Lower collections revenue from services provided in the prior year period to the government in our Australia market which shifted revenue from future quarters to the second quarter of 2013;

partially offset by:

•	Increased project revenue primarily due to a customer's compliance need reflecting new insurance and banking regulations in our Australia market; and

•	Increased transactional usage of various risk products, across most markets, by new and existing customers.
Sales & Marketing Solutions
A decrease in Sales & Marketing Solutions of $0.8 million, or 7% (1% decrease before the effect of foreign exchange) primarily due to the negative impact of foreign exchange and decreased project revenue in our marketing business in certain markets.

Asia Pacific Operating Income

Asia Pacific operating income for the six months ended June 30, 2014 was $13.9 million, compared to $10.8 million for the six months ended June 30, 2013, an increase of $3.1 million, or 29%. The increase was primarily due to:

•	Non-recurring costs that occurred in the prior year associated with our China Trade Portal asset, which was impaired and written-off in the fourth quarter of 2013;

partially offset by:

•	Increased compensation costs (i.e., bonus and commission) in certain markets.
Europe and Other International Markets
Europe and Other International Markets represented 16% of our total revenue for each of the three month and six month periods ended June 30, 2014, as compared to 15% of our total revenue for each of the three month and six month periods ended June 30, 2013.
During the first quarter of 2014, we ceased operations of our Ireland Small Corporate Registry Business. This business has been classified as "Divested and Other Businesses." This business contributed less than 1% to our Europe and Other International Markets total revenue for each of the three month and six month periods ended June 30, 2013, as well as the six months ended June 30, 2014.
Europe and Other International Markets represented 16% of our core revenue for each of the three month and six month periods ended June 30, 2014, as compared to 15% of our core revenue for each of the three month and six month periods ended June 30, 2013.

The following table presents our Europe and Other International Markets revenue by customer solution set and Europe and Other International Markets operating income for the three month and six month periods ended June 30, 2014 and 2013. Additionally, this table reconciles the non-GAAP measures of core revenue to the GAAP measure of total revenue:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2014	2013	2014	2013
	(Amounts in millions)		(Amounts in millions)
Revenue:
Risk Management Solutions	$51.3	$48.5	$101.0	$94.6
Sales & Marketing Solutions	10.7	9.8	22.1	19.9
Europe and Other International Markets Core Revenue	62.0	58.3	123.1	114.5
Divested and Other Businesses	—	0.1	0.1	0.3
Europe and Other International Markets Total Revenue	$62.0	$58.4	$123.2	$114.8
Operating Income	$18.2	$15.7	$34.9	$29.7
Three Months Ended June 30, 2014 vs. Three Months Ended June 30, 2013
Europe and Other International Markets Overview
Europe and Other International Markets total revenue increased $3.6 million, or 6% (1% decrease before the effect of foreign exchange), for the three months ended June 30, 2014 as compared to the three months ended June 30, 2013.
Europe and Other International Markets total revenue was impacted by the ceasing of operations of our Ireland Small Corporate Registry Business, during the first quarter of 2014, which we reclassified as Divested and Other Businesses.
Excluding the impact of the Divested and Other Business, core revenue increased $3.7 million, or 6% (less than 1% decrease before the effect of foreign exchange) for the three months ended June 30, 2014.
Europe and Other International Markets Customer Solution Sets
On a customer solution set basis, the $3.7 million increase in Europe and Other International Markets core revenue for the three months ended June 30, 2014, as compared to the three months ended June 30, 2013, reflects:
Risk Management Solutions
An increase in Risk Management Solutions of $2.8 million, or 6% (less than 1% decrease before the effect of foreign exchange) primarily due to:

•	The positive impact of foreign exchange; and

•	Growth from purchases from our D&B Worldwide Network for fulfillment services and product usage.
Sales & Marketing Solutions
An increase in Sales & Marketing Solutions of $0.9 million, or 8% (less than 1% decrease before the effect for foreign exchange) primarily due to the positive impact of foreign exchange partially offset by a decrease in project revenue in our Netherlands market.

Europe and Other International Markets Operating Income

Europe and Other International Markets operating income for the three months ended June 30, 2014 was $18.2 million, compared to $15.7 million for the three months ended June 30, 2013, an increase of $2.5 million, or 16%, primarily due to the positive impact of foreign exchange and increased revenue in certain markets, partially offset by increased compensation costs (i.e., bonus and commission).
Six Months Ended June 30, 2014 vs. Six Months Ended June 30, 2013
Europe and Other International Markets Overview
Europe and Other International Markets total revenue increased $8.4 million, or 7% (2% increase before the effect of foreign exchange), for the six months ended June 30, 2014 as compared to the six months ended June 30, 2013.

Europe and Other International Markets total revenue was impacted by the ceasing of operations of our Ireland Small Corporate Registry Business, during the first quarter of 2014, which we reclassified as Divested and Other Businesses.
Excluding the impact of the Divested and Other Business, core revenue increased $8.6 million, or 8% (3% increase before the effect of foreign exchange) for the six months ended June 30, 2014.
Europe and Other International Markets Customer Solution Sets
On a customer solution set basis, the $8.6 million increase in Europe and Other International Markets core revenue for the six months ended June 30, 2014, as compared to the six months ended June 30, 2013, reflects:
Risk Management Solutions
An increase in Risk Management Solutions of $6.4 million, or 7% (2% increase before the effect of foreign exchange) primarily due to:

•	The positive impact of foreign exchange;

•	Growth from purchases from our D&B Worldwide Network for fulfillment services and product usage; and

•	Increased project revenue due to a customer's compliance needs in our U.K. market.
Sales & Marketing Solutions
An increase in Sales & Marketing Solutions of $2.2 million, or 11% (5% increase before the effect for foreign exchange) primarily due to the positive impact of foreign exchange and an increase in purchases by existing and new customers expanding their usage of data in our project-oriented business.

Europe and Other International Markets Operating Income

Europe and Other International Markets operating income for the six months ended June 30, 2014 was $34.9 million, compared to $29.7 million for the six months ended June 30, 2013, an increase of $5.2 million, or 17%, primarily due to increased revenue in certain markets and the positive impact of foreign exchange, partially offset by increased compensation costs (i.e., bonus and commission).
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
In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are identifying the following important factors that, individually or in the aggregate, could cause actual results to differ materially from those contained in any forward- looking statements made by us; any such statement is qualified by reference to the following cautionary factors: (i) reliance on third parties to support critical components of our business model; (ii) the level and effectiveness of our technology investments; (iii) our ability to protect our information technology infrastructure against cyber attack and unauthorized access; (iv) risks associated with potential violations of the Foreign Corrupt Practices Act and similar laws; (v) customer demand for our products; (vi) the successful implementation of our business strategy; (vii) the integrity and security of our global database and data centers; (viii) our ability to maintain the integrity of our brand and reputation; (ix) our ability to renew large contracts and the related revenue recognition and timing thereof; (x) the impact of macro-economic challenges on our customers and vendors; (xi) efforts to balance government deficits; (xii) future laws or regulations with respect to the collection, compilation, storage, use and/or publication of information and adverse publicity or litigation concerning the commercial use of such information; (xiii) our ability to acquire and successfully integrate other businesses, products and technologies; (xiv) adherence by third-party members of our D&B Worldwide Network, or other third parties who license and sell under the D&B name, to our quality standards and to the renewal of their agreements with D&B; (xv) the effects of foreign and evolving economies, exchange rate fluctuations, legislative or regulatory requirements and the implementation or modification of fees or taxes to acquire, use and/or redistribute data; and (xvi) the other factors described under the headings “Risk Factors,” “Management’s Discussion and Analysis,” “Legal Proceedings” and elsewhere in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K, our other Quarterly Reports on Form 10-Q and the Company’s other reports or documents filed or furnished with the Securities and Exchange Commission.
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
We believe that cash provided by operating activities, supplemented as needed with available financing arrangements, is sufficient to meet our short-term needs (12 months or less), including restructuring charges, our capital investments, contractual obligations and contingencies (see Note 7 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q), excluding the legal matters identified in such note for which exposures cannot be estimated or are not probable. In addition, we believe that our ability to readily access the bank and capital markets for incremental financing needs will enable us to meet our continued focus on Total Shareholder Return. We have the ability to access the short-term borrowings market to supplement the seasonality in the timing of receipts in order to fund our working capital needs. Such borrowings would be supported by our recently amended and restated $1 billion revolving credit facility, when needed. Our future capital requirements will depend on many factors that are difficult to predict, including the size, timing and structure of any future acquisitions, future capital investments, and the ultimate resolution of issues arising from the investigations regarding potential FCPA violations in our China operations and future results of operations.
At June 30, 2014 and December 31, 2013, we had an $800 million revolving credit facility which was scheduled to expire in October 2016. The facility required the maintenance of interest coverage and total debt to Earnings Before Income Taxes, Depreciation and Amortization (“EBITDA”) ratios which were defined in the credit agreement. We were in compliance with these revolving credit facility financial covenants at June 30, 2014 and December 31, 2013 and at June 30, 2014, we had $517.7 million in borrowings outstanding under the then-existing $800 million revolving credit facility.
As of June 30, 2014, $274.2 million of our $285.9 million cash and cash equivalents on the consolidated balance sheet was held by our foreign operations. While a portion of the $274.2 million foreign cash and cash equivalents balance is potentially available for remittance to the United States, we generally maintain these balances within our foreign operations since we have sufficient liquidity in the United States to satisfy our ongoing domestic funding requirements. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds.
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

Cash Provided by Operating Activities
Net cash provided by operating activities was $221.7 million and $234.7 million for the six months ended June 30, 2014 and 2013, respectively. The $13.0 million decrease was primarily driven by:

•	Decreased collections in the current year;

partially offset by:

•	A discretionary company contribution to our 401(k) plan in 2013; and

•	Lower tax payments compared to the prior year.
Cash Used in Investing Activities
Net cash used in investing activities was $30.2 million for the six months ended June 30, 2014, as compared to net cash used in investing activities of $31.8 million for the six months ended June 30, 2013. The $1.6 million change primarily reflects:

•
Cash settlements of our foreign currency contracts for our hedged transactions resulted in cash outflows of $0.2 million for the six months ended June 30, 2014, as compared to cash outflows of $5.1 million for the six months ended June 30, 2013; and

•	Decreased additions to computer software as compared to the prior year period;

partially offset by:

•	During the six months ended June 30, 2014, we spent $8.3 million on acquisitions, as compared to not having any acquisitions during the six months ended June 30, 2013.

Cash Used in Financing Activities
Net cash used in financing activities was $145.8 million and $147.0 million for the six months ended June 30, 2014 and 2013, respectively. As set forth below, this $1.2 million change primarily relates to share repurchases, contractual obligations and share-based programs.
Share Repurchases
During the six months ended June 30, 2014, we repurchased 1,629,586 shares of common stock for $170.0 million. The share repurchases were comprised of the following programs:

•
In August 2012, our Board of Directors approved a $500 million increase to our then-existing $500 million share repurchase program, for a total program authorization of $1 billion. The then-existing $500 million share repurchase program was approved by our Board of Directors in October 2011 and commenced in November 2011 upon the completion of our previous $200 million share repurchase program. We repurchased 1,390,940 shares of common stock for $145.0 million under this program during the six months ended June 30, 2014. We anticipate that this program will be completed during the third quarter of 2014.

•
In May 2010, our Board of Directors approved a four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP. We repurchased 238,646 shares of common stock for $25.0 million under this program during the six months ended June 30, 2014. This program commenced in October 2010 and expires in October 2014. We anticipate that this program will be completed by October 2014, due to its expiration, regardless of whether all shares have been repurchased.

During the six months ended June 30, 2013, we repurchased 3,223,768 shares of common stock for $283.1 million. The share repurchases were comprised of the following programs:

•
In August 2012, our Board of Directors approved a $500 million increase to our then-existing $500 million share repurchase program, for a total program authorization of $1 billion. The then-existing $500 million share repurchase program was approved by our Board of Directors in October 2011 and commenced in November 2011 upon the completion of our previous $200 million share repurchase program. We repurchased 2,517,131 shares of common stock for $215.1 million under this program during the six months ended June 30, 2013. We anticipate that this program will be completed during the third quarter of 2014.

•
In May 2010, our Board of Directors approved a four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP. We repurchased 706,637 shares of common stock for $68.0 million under this program during the six months ended June 30, 2013. This program commenced in October 2010 and expires in October 2014. We anticipate that this program will be completed by October 2014, due to its expiration, regardless of whether all shares have been repurchased.

Contractual Obligations
Credit Facility
At June 30, 2014 and 2013, we had an $800 million revolving credit facility, which was scheduled to expire in October 2016. We had $517.7 million and $358.0 million of borrowings outstanding under the then-existing $800 million revolving credit facility at June 30, 2014 and 2013, respectively. We borrowed under the then-existing $800 million revolving credit facility from time-to-time during the six months ended June 30, 2014 to supplement the timing of receipts in order to fund our working capital needs and share repurchases. We were in compliance with the then-existing $800 million revolving credit facility financial and non-financial covenants at June 30, 2014 and June 30, 2013.
Stock-Based Programs
Net proceeds from stock-based awards during the six months ended June 30, 2014 and 2013 were $4.6 million and $47.2 million, respectively. The decrease was primarily due to a decrease in the volume of options exercised as compared to the prior year, as well as a payment made during the six months ended June 30, 2014 for taxes related to 2013 options exercised.
Future Liquidity—Sources and Uses of Funds
Share Repurchase Programs
In August 2012, our Board of Directors approved a $500 million increase to our then-existing $500 million share repurchase program, for a total program authorization of $1 billion. The then-existing $500 million share repurchase program was approved by our Board of Directors in October 2011 and commenced in November 2011 upon completion of our previous $200 million share repurchase program. During the six months ended June 30, 2014, we repurchased 1,390,940 shares of common stock for $145.0 million under this program leaving $20.0 million remaining under this program as of June 30, 2014. We anticipate that this program will be completed during the third quarter of 2014.
In May 2010, our Board of Directors approved a four-year, five million share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and ESPP. During the six months ended June 30, 2014, we repurchased 238,646 shares of common stock for $25.0 million under this program with 2,620,188 shares of common stock remaining under this program. This program commenced in October 2010 and expires in October 2014. We anticipate that this program will be completed by October 2014, due to its expiration, regardless of whether all shares have been repurchased.
In August 2014, our Board of Directors approved a new $100 million share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and Employee Stock Purchase Program, and to be used for discretionary share repurchases from time-to-time.  Uses of the new authorization for anti-dilutive share repurchases will commence upon completion of our existing anti-dilutive program which expires in October 2014, and any use for discretionary share repurchases will commence upon completion of our existing $1 billion discretionary program, which is expected to be completed in the third quarter of 2014. This new program will remain open until it has been fully utilized.

Dividends
In August 2014, the Board of Directors approved the declaration of a dividend of $0.44 per share of common stock for the third quarter of 2014. This cash dividend will be payable on September 12, 2014 to shareholders of record at the close of business on August 27, 2014.
Credit Facility and Commercial Paper Program
On July 23, 2014, we amended and extended our then-existing $800 million revolving credit facility, increasing the facility amount to $1 billion and extending the maturity to July 2019.  The $1 billion revolving credit facility was amended with commercial terms substantially similar to the then-existing $800 million revolving credit facility, with the same financial covenants, and at borrowing rates that reflect the prevailing market for companies of similar credit quality.
We maintain an $800 million commercial paper program which is supported by our $1 billion revolving credit facility. Under this program, we may issue from time-to-time unsecured promissory notes in the commercial paper market in private placements exempt from registration under the Securities Act of 1933, as amended, for a cumulative face amount not to exceed $800 million outstanding at any one time and with maturities not exceeding 364 days from the date of issuance. Outstanding commercial paper effectively reduces the amount available for borrowing under the $1 billion revolving credit facility.
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
Unrecognized Tax Benefits
In addition to our contractual cash obligations as set forth in our Annual Report on Form 10-K for the year ending December 31, 2013, we have a total amount of unrecognized tax benefits of $44.6 million as of June 30, 2014. Although we do not anticipate payments within the next twelve months for these matters, these could require the aggregate use of cash totaling approximately $52.5 million as of such date.
Off-Balance Sheet Arrangements and Related Party Transactions

We do not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements except for those disclosed in Note 7 to our consolidated financial statements included in Item 8. of our Annual Report on Form 10-K for the year ended December 31, 2013.
We do not have any related party transactions as of June 30, 2014.
Fair Value Measurements
Our non-recurring non-financial assets and liabilities include long-lived assets held and used, goodwill and intangible assets. These assets are recognized at fair value when they are deemed to be impaired. As of June 30, 2014, we did not have any unobservable (Level III) inputs in determining the fair value for our non-recurring non-financial assets and liabilities.
As of June 30, 2014, we did not have any unobservable (Level III) inputs in determining fair value for our assets and liabilities measured at fair value on a recurring basis other than our real estate funds within our pension plans.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Our market risks primarily consist of the impact of changes in currency exchange rates on assets and liabilities, the impact of changes in the market value of certain of our investments and the impact of changes in interest rates on our borrowing costs and fair value calculations. As of June 30, 2014, no material change had occurred in our market risks, compared with the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2013 included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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
Conclusions Regarding Disclosure Controls
Based upon our Controls Evaluation, our CEO and CFO have concluded that as of the end of the quarter ended June 30, 2014, our Disclosure Controls are effective at a reasonable assurance level.
Change in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the second quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Information in response to this Item is included in “Part I — Item 1. — Note 7 — Contingencies” and is incorporated by reference into Part II of this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases made by or on behalf of the Company or our affiliated purchasers during the quarter ended June 30, 2014, of shares of equity that are registered by the Company pursuant to Section 12 of the Exchange Act.

Period	Total Number of Shares Purchased (a)(b)	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (a)(b)	Maximum Number of Currently Authorized Shares that May Yet Be Purchased Under the Plans or Programs (a)	Approximate Dollar Value of Currently Authorized Shares that May Yet Be Purchased Under the Plans or Programs (b)
	(Dollar amounts in millions, except share data)
April 1 - 30, 2014	296,800	$102.77	296,800	—	$—
May 1 - 31, 2014	205,700	$105.43	205,700	—	$—
June 1 - 30, 2014	190,362	$104.21	190,362	—	$—
	692,862	$103.96	692,862	2,620,188	$20.0

(a)
In May 2010, our Board of Directors approved a new four-year, five million share repurchase program to mitigate the dilutive effect of the share issued under our stock incentive plans and Employee Stock Purchase Plan. This program commenced in October 2010 and expires in October 2014. We anticipate that this program will be completed by October 2014, due to its expiration, regardless of whether all shares have been repurchased. The maximum number of share authorized for repurchase under this program is 5,000,000 shares, of which 2,379,812 shares had been repurchased as of June 30, 2014. During the three months ended June 30, 2014, we repurchased 115,245 shares of common stock for $12.0 million under this program.

(b)
In August 2012, our Board of Directors approved a $500 million increase to our then-existing $500 million share repurchase program, for a total program authorization of $1 billion. The then existing $500 million share program was approved by our Board of Directors in October 2011 and commenced in November 2011 upon completion of our previous $200 million share repurchase program. We anticipate that this program will be completed during the third quarter of 2014. During the three months ended June 30, 2014, we repurchased 577,617 shares of common stock for $60.0 million under this program.

Item 6.	Exhibits

Exhibit 10.1	Form of U.S. Restricted Stock Unit Award under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan, effective January 1, 2015.

Exhibit 10.2	Form of U.S. Performance Restricted Stock Unit Award for Leveraged Restricted Stock Units under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan, effective January 1, 2015.

Exhibit 10.3	Form of U.S. Performance Restricted Stock Unit Award based on Revenue Compound Annual Growth Rate under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan, effective January 1, 2015.

Exhibit 10.4	Form of U.S. Performance Restricted Stock Unit Award based on Total Shareholder Return under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan, effective January 1, 2015.

Exhibit 10.5	Form of International Restricted Stock Unit Award under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan, effective January 1, 2015.

Exhibit 10.6	Form of International Performance Restricted Stock Unit Award for Leveraged Restricted Stock Units under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan, effective January 1, 2015.

Exhibit 10.7	Form of International Performance Restricted Stock Unit Award based on Revenue Compound Annual Growth Rate under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan, effective January 1, 2015.

Exhibit 10.8	Form of International Performance Restricted Stock Unit Award based on Total Shareholder Return under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan, effective January 1, 2015.

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

Exhibit 101
The following financial information from The Dun & Bradstreet Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations and Comprehensive Income, (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders’ Equity, and (v) the Notes to the Consolidated Financial Statements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DUN & BRADSTREET CORPORATION
		By:	/s/ RICHARD H. VELDRAN
Richard H. Veldran
Chief Financial Officer
Date:	August 7, 2014

		By:	/s/ ANTHONY PIETRONTONE JR.
Anthony Pietrontone Jr.
Principal Accounting Officer and Corporate Controller
Date:	August 7, 2014