Form 10-K
period 2014-12-31
DUN & BRADSTREET CORP/NW
filed 2015-02-26
CIK 1115222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
Form 10-K
__________________________________
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
As of June 30, 2014, the aggregate market value of all shares of Common Stock of The Dun & Bradstreet Corporation outstanding and held by nonaffiliates* (based upon its closing transaction price on the New York Stock Exchange Composite Tape on June 30, 2014) was approximately $4.006 billion.
As of January 31, 2015, 35,969,419 shares of Common Stock of The Dun & Bradstreet Corporation were outstanding.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement for use in connection with its annual meeting of shareholders, scheduled to be held on May 6, 2015, are incorporated into Part III of this Form 10-K.
*    Calculated by excluding all shares held by executive officers and directors of the registrant. Such exclusions will not be deemed to be an admission that all such persons are “affiliates” of the registrant for purposes of federal securities laws.

PART I

Item 1.	Business
Overview
The Dun & Bradstreet Corporation (“Dun & Bradstreet” or “we” or “us” or “our” or the “Company”) is the world's leading source of commercial data, analytics and insight on businesses. Our global commercial database as of December 31, 2014 contained more than 240 million business records. We transform commercial data into valuable insight which is the foundation of our global solutions that customers rely on to make critical business decisions.
Dun & Bradstreet provides solution sets that meet a diverse set of customer needs globally. Customers use D&B Risk Management Solutions™ to mitigate credit, compliance and supplier risk, increase cash flow and drive increased profitability, and D&B Sales & Marketing Solutions™ to better use data to grow sales and improve marketing effectiveness and also for data management capabilities that provide effective and cost efficient marketing solutions to increase revenue from new and existing customers.
Our Strategy
In February 2014, the Company announced a new strategy designed to drive long term sustainable growth in the years ahead. Dun & Bradstreet is committed to increasing Total Shareholder Return (“TSR”) through revenue growth, and our strategy is to become one global company delivering indispensable content through modern channels to serve new customer needs. We remain focused on the commercial marketplace and continuing to be the world's largest and best provider of insight about businesses.
Our strategy has five key components:

•
First, we are investing in content, which includes our data and analytics, that is indispensable to our customers’ growth. We are improving the quality and consistency of our data around the globe, developing new analytic tools and scores to improve the predictive capability of our content, cultivating new proprietary data sources and acquiring companies and other third party sources of data to combine with our existing data;

•
Second, we are modernizing content delivery by transitioning from older, traditional platforms to more agile and customer-friendly approaches leveraging Application Programming Interface (“API”) connectors, mobile, social and cloud technologies and focusing on alliance and third party distribution in addition to our own products;

•
Third, we are globalizing the business, moving from a regional structure to an integrated global organization. As part of this transformation we intend to expand upon our relationships with our large, strategic customers, many of which also have global operations. This globalization of our business will be supported by global account managers and closely integrated with our Worldwide Network partners;

•	Fourth, we are modernizing the brand, making sure that it is understood for what Dun & Bradstreet is becoming, not just for what it has been; and

•	Fifth, we are creating an outside-in, forward leaning culture with a team that is externally focused, and plugged into our customers’ needs and the markets in which we operate.
The new strategy is built on the valuable assets the Company possesses today that we believe provide a competitive advantage for Dun & Bradstreet:

•	Well Recognized Brand

•	Superior Content and Solutions

•	Loyal Customers
For the reasons described below, we believe that these core competitive advantages will enable successful execution of our strategy going forward.
Well Recognized Brand
In connection with our new strategy we have invested significantly in modernizing our culture and brand.  In March 2015, Dun & Bradstreet will reveal a modernized brand, including our new brand purpose, creative expression and Company values. The Dun & Bradstreet® brand dates back to the founding of our company in 1841. As the world’s leading source of commercial data, analytics and insights on businesses, our customers rely on Dun & Bradstreet and the quality of our brand when they make critical business decisions. The Hoover's® brand is also very well respected within its customer segment.
Superior Content and Solutions
Risk Management Solutions
Risk Management Solutions is our largest customer solution set, accounting for 63% of our total revenue, exclusive of businesses we no longer operate, for each of the years ending December 31, 2014, 2013 and 2012.

Our Risk Management Solutions help customers increase cash flow and profitability while mitigating credit, operational and regulatory risks by helping them answer questions such as:

•	Should I extend credit to this new customer?

•	Should I do business with this entity?

•	What credit limit should I set?

•	Will this customer pay me on time?

•	How can I avoid supply chain disruption?

•	How do I know whether I am in compliance with regulatory acts?
Our principal Risk Management Solutions are:

•	DNBi®, a subscription based online application that offers customers real time access to our most complete and up-to-date global information, comprehensive monitoring and portfolio analysis;

•
Various business information reports (e.g., Business Information Report, Comprehensive Report, and Global Report, etc.) that are consumed in a transactional manner across multiple platforms such as DNB.com;

•
Products that are part of our Data-as-a-Service (or “DaaS”) strategy, which integrate our content directly into the applications and platforms that our customers use every day. This includes D&B Direct®, an API that enables data integration inside Enterprise applications such as Enterprise Resource Planning (“ERP”), and enables master data management and Toolkit;

•	Supplier Risk Manager, an online application that helps businesses mitigate supply chain risk by certifying and onboarding suppliers, monitoring including alerts and portfolio analysis; and

•
Our Compliance product suite which includes Onboard and Compliance Check, online applications that help customers comply with Anti-Money Laundering and Know Your Customer requirements and global anti-bribery and corruption regulations through advanced screening and monitoring of customers and third party vendors.

Certain solutions are available on a subscription pricing basis, including our DNBi subscription pricing plan. Our subscription pricing plans represent a larger portion of our revenue and provide increased access to our risk management reports and data to help customers increase their profitability while mitigating their risk.
Sales & Marketing Solutions
Sales & Marketing Solutions accounted for 37%, 37% and 36% of our total revenue, exclusive of businesses we no longer operate, for each of the years ending December 31, 2014, 2013 and 2012, respectively.
Our Sales & Marketing Solutions help customers increase revenue from new and existing customers by helping them answer questions such as:

•	Who are my best customers?

•	How can I find prospects that look like my best customers?

•	How can I capture untapped opportunities with my existing customers?

•	How can I allocate sales force resources to revenue growth potential?

•	How can I ensure my data on customers is accurate, up to date and robust?

•	Who are the best contacts at a business for my services?
Our principal Sales & Marketing Solutions are:

•
Our customer data integration solutions, which are solutions that cleanse, identify, link and enrich customer information. Our D&B Optimizer™ solution, for example, transforms our customers' prospects and data into up-to- date, accurate and actionable commercial insight, facilitating a single customer view across multiple systems and touchpoints, such as marketing and billing databases, and better enabling a customer to make sales and marketing decisions;

•
Hoover's, which is primarily a traditional prospecting solution, provides information on public and private companies, and on industries and executives, sales, marketing and research professionals worldwide to help customers convert prospects to clients faster by providing a workflow solution. In 2014, we launched Mobile IQ which provides centralized intelligence on businesses, people and industries delivered through a mobile device, including the option to customize lists using traditional and social data;

•
Various other marketing solutions including our education business, our electronic licensing products, and our Integration Manager product which is an onsite match tool that leverages Dun & Bradstreet match technology to enable customers to perform onsite matching on Dun & Bradstreet data, customer data and third party data;

•
Our Market Insight tool, which provides robust marketing analytics that help customers segment and understand existing customers, in order to more effectively create campaigns to cross-sell new business; and

•
Products leveraging API connectors introduced as part of our DaaS strategy. Customer Relationship Management (“CRM”) was our first area of focus, with D&B360®, which helps CRM customers manage their data, increase sales and improve customer engagement. In addition, we have strategic alliances with leading third party application providers, including Salesforce.com and Oracle, whereby our content is natively integrated into the solution. The vision for DaaS is to make Dun & Bradstreet's content available wherever and whenever our customers need it, thereby powering more effective business processes.

Loyal Customers
We believe that different sized customers have different needs and require different skill sets to service them. Accordingly, we are organized to effectively serve each of our large multi-national, medium and small sized customers. Our principal customers include manufacturers, wholesalers and retailers in fields as diverse as banking, technology, telecommunications, government and insurance, as well as sales, marketing and business development professionals. None of our customers accounted for more than 10% of our 2014 total revenue. Accordingly, we are not dependent on a single customer, such that the loss of any one customer would have a material adverse effect on our consolidated annual results of operations.
Segments
Through December 31, 2014, we managed and reported our business through the following three segments:

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
The following table presents the contribution by segment to total revenue and core revenue (See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K):

	For the Years Ended December 31,
	2014	2013	2012
Total Revenue:
North America	74%	74%	74%
Asia Pacific	11%	11%	12%
Europe and Other International Markets	15%	15%	14%
Core Revenue:
North America	74%	74%	74%
Asia Pacific	11%	11%	11%
Europe and Other International Markets	15%	15%	15%

To further align with our strategy, we began reporting our business as of January 1, 2015 through two segments:

•	Americas (which consists of our operations in the U.S., Canada and Latin America); and

•	Non Americas (which primarily consists of our operations in the U.K., the Netherlands, Belgium, Australia, Greater China, India and our Worldwide Network).
We may also acquire, divest, or shut down businesses from time to time. For example:

•	In 2012, we permanently ceased the operations of our Shanghai Roadway D&B Marketing Services Co. Ltd. operations in China;

•	In 2012, we completed the sale of the domestic portion of our Japanese operations to Tokyo Shoko Research Ltd.;

•	In 2012, we completed the sale of our market research business in China, consisting of two joint venture companies;

•	In 2012, we completed the sales in North America of Purisma Incorporated, AllBusiness.com, Inc. and a small supply management company;

•	In 2013, we ceased the operations of our India Event Planning and Rural Marketing Businesses;

•	In 2014, we ceased the operations of our Ireland Small Corporate Registry Business;

•	In 2014, we acquired the social data matching business unit of Fliptop in North America, a leader in software solutions that aggregates public web and social data; and

•	In 2014, we acquired Indicee in North America, an innovator in the cloud-based analytics and business intelligence space.
Segment data and other information for the years ended December 31, 2014, 2013 and 2012 are included in Note 14 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K. As our strategy evolves, we may modify our reporting structure, as appropriate, to reflect changes in the way we manage our business.
2015 Reporting
In addition to the changes in our segment reporting that became effective January 1, 2015 that further align our external reporting with our strategy, we also began reporting and monitoring the performance of our Risk Management Solutions as Trade Credit and Other Enterprise Risk Management, and the results of our Sales & Marketing Solutions as Traditional Prospecting Solutions and Advanced Marketing Solutions. Trade Credit represents our traditional commercial credit products such as DNBi. Other Enterprise Risk Management includes all of our remaining Risk Management products, such as our compliance, supply chain and D&B Direct risk solutions. Traditional Prospecting Solutions includes our Hoovers, Market Data Retrieval (“MDR”) and marketing list solutions. Advanced Marketing Solutions includes all of our remaining Sales & Marketing Solutions products including Optimizer and DaaS (CRM and D&B Direct sales and marketing solutions).
Our Sales Force
Our sales force consists of approximately 1,900 team members worldwide, of whom approximately 1,000 were in our North American business and 900 were in our international business as of December 31, 2014. Our sales force includes sales executives and customer solution specialists who sell to our strategic and commercial customers, a telesales team that sells to our small and medium sized customers, and a team that sells to federal, state and local governments.
In addition, we have sales teams who are dedicated specifically to our alliance partners. These teams are focused around: (i) alliance partners to whom we are a major supplier of data, which they specifically request and leverage as content to enhance their own products and services for sale to their customers; and (ii) alliance partners who enable the seamless delivery of our data, regardless of the content, to enable their end users to consume our content in a flexible, user friendly manner. Our network of strategic alliances is in its early stages and we believe it will remain an important component of our growth strategy.
We also conduct business through our wholly-owned subsidiaries, majority-owned joint ventures, independent correspondents, strategic relationships through our D&B Worldwide Network® and minority equity investments. Our D&B WorldWide Network is an alliance of network partners covering more than 190 countries. In those countries, we have determined it is beneficial to engage with dominant, well known local partners to enable us to better collect data from such countries and to better sell our existing content into such countries. Our D&B Worldwide Network enables our customers globally to make business decisions with confidence, because we incorporate data from the members of the D&B Worldwide Network into our database and utilize it in our customer solutions. Our customers, therefore, have access to a more powerful database and global solution sets that they can rely on to make their business decisions.

Competition
We are subject to highly competitive conditions in all aspects of our business. However, we believe no competitor offers our complete line of solutions, global data breadth and consistency and analytic capabilities for commercial entities and the people who run them.
In North America, we are a market leader in our Risk Management Solutions business based upon revenue. We compete with our customers' own internal business practices by continually developing more efficient alternatives to our customers' risk management processes to capture more of their internal spend. We also directly compete with a broad range of companies, including consumer credit companies such as Equifax, Inc. (“Equifax”) and Experian Information Solutions, Inc. (“Experian”), as well as a number of low cost, vertical and regionally specific companies. In addition, competitors with unique assets and capabilities outside of commercial data create bundled offerings which are attractive to certain customer segments.
We also compete in North America with a broad range of companies offering solutions similar to our Sales & Marketing Solutions. Our direct competitors in Sales & Marketing Solutions vary significantly depending on the many possible uses for our solutions such as market segmentation, lead generation, lead enrichment, sales effectiveness, and data management. We also face competition in data services from our customers' own internal development and from data quality software solutions.
Outside the U.S., the competitive environment varies by region and country, and can be significantly impacted by the legislative actions of local governments, availability of data and local business preferences.
In Europe, our direct competition is primarily local, such as Experian in the U.K., Graydon in Belgium and the Netherlands and Bureau van Dijk. We believe that we offer superior solutions when compared to these competitors. In addition, the Sales & Marketing Solutions landscape is both localized and fragmented throughout Europe, where numerous local players of varying size compete for business.
In Asia Pacific, we face competition in our Risk Management Solutions business from a mix of local and global providers. For example, we compete with Sinotrust in China, which is majority-owned by Experian, with Veda in Australia and with Experian in India. In addition, as in Europe, the Sales & Marketing Solutions landscape throughout Asia is localized and fragmented.
We also face significant competition from the in-house operations of the businesses we seek as customers, other general and specialized credit reporting and business information services, and credit insurers. For example, in certain global markets, such as Europe, some credit insurers have identified the provision of credit information as an additional revenue stream. In addition, business information solutions and services are becoming more readily available, principally due to the expansion of the Internet, greater availability of public data and the emergence of new providers of business information solutions and services.
We believe that our trusted brand, proprietary data assets, global identity resolution knowledge, globally recognized DUNS Number and analytic capabilities form a powerful competitive advantage.
Our ability to continue to compete effectively will be based on a number of factors, including our ability to:

•	Communicate and demonstrate to our customers the value of our existing and new products and services based upon our proprietary data, and as a result, improve customer satisfaction;

•	Maintain and develop our proprietary DUNS numbering classification system and information and services such as analytics and sources of data not publicly available;

•
Leverage our technology to significantly improve our value proposition for customers in order to make Dun & Bradstreet's data available wherever and whenever our customers need it, as well as our brand perception and the value of our D&B Worldwide Network;

•	Maintain those third-party relationships on whom we rely for data and certain operational services; and

•	Attract and retain a high-performing workforce.
Intellectual Property
We own and control various intellectual property rights, such as trade secrets, confidential information, trademarks, service marks, trade names, copyrights, patents and applications. These rights, in the aggregate, are of material importance to our business. We also believe that the Dun & Bradstreet name and related trade names, marks and logos are of material importance to our business. We are licensed to use certain technology and other intellectual property rights owned and controlled by others, and other companies are licensed to use certain technology and other intellectual property rights owned and controlled by us. We consider our trademarks, service marks, databases, software, copyrights, patents, patent applications and other intellectual property to be proprietary, and we rely on a combination of statutory (e.g., copyright, trademark, trade secret, patent, etc.) and contract and liability safeguards for protection thereof throughout the world.

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
Employees
As of December 31, 2014, we employed approximately 4,900 employees worldwide, of whom approximately 2,600 were in our North American segment and Corporate, and approximately 2,300 were in our remaining segments.
We know we must have a passionate, forward-leaning culture to support our growth strategy and brand. Toward that end, we have developed and begun implementing a longer-term plan to modernize our culture. This year, we launched of a number of key people initiatives:

•	We invested in leadership development for our senior leaders;

•	We hired a Global Head of Talent to build a team and create an environment rich in development opportunities to help our people grow and thrive;

•	We value learning and progression and offer career coaching sessions to global employees;

•
To reinforce the global nature of our business, we simplified our multiple bonus plans to one global program. All bonus-eligible employees are now focused on the performance factors that drive Dun & Bradstreet strategic growth; and

•	Our Board of Directors is committed to helping our culture transformation so we actively engage with them around our culture initiatives which we expect to continuously roll-out in future years.
Our workforce also engages third party consultants from time to time. There are no unions in the North American segment. Works Councils and Trade Unions represent a small portion of our employees outside of North America.
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
Organizational Background of Our Company
As used in this report, except where the context indicates otherwise, the terms “Dun & Bradstreet,” “Company,” “we,” “us,” or “our” refer to The Dun & Bradstreet Corporation and our subsidiaries. We were incorporated in 2000 in the State of Delaware.

Item 1A.	Risk Factors
Our business model is dependent upon third parties to provide data and certain operational services, the loss of which would materially impact our business and financial results.
We rely significantly on third parties to support our business model. For example:

▪	We obtain much of the data that we use from third parties, including public record sources;

▪
We utilize single source providers in certain countries to support the needs of our customers around the globe and rely on members of our D&B Worldwide Network to provide local data in countries in which we do not directly operate;

▪	We have outsourced certain portions of our data acquisition, processing and delivery and customer service and call center processes; and

▪	We have also outsourced various functions, such as our data center operations, technology help desk and network management functions in the U.S. and the U.K.
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
We rely upon the security of our information technology infrastructure to protect us from cyber-attacks and unauthorized access. Cyber-attacks that we have experienced, continue to experience, or in the future we may experience, can include malware, computer viruses, or other significant disruption of our Information Technology (“IT”) networks and related systems. Government agencies and security experts have warned about the growing risks of hackers, cyber-criminals and other potential attacks targeting every type of IT system, and in 2013 we learned that we were one of several victims of a sophisticated cyber- attack. We may face increasing cyber security risks as we receive data from new sources such as social media sites or through data aggregators who provide us with information.
If we experience a problem with the functioning of an important IT system or a security breach of our IT systems, the resulting disruptions could have a material adverse effect on our business and financial results. We store sensitive information in connection with our customers' data, data we collect from a variety of public and private sources, data collected from our human resources operations and other aspects of our business which could be compromised by a cyber-attack. To the extent that any disruptions or security breach results in a loss or damage to any of this data, an inappropriate disclosure of this data or other confidential information, an inability to access data sources, or an inability to process data for or send data to our customers, it could cause significant damage to our reputation, affect our relationships with our customers, lead to claims against the Company and ultimately harm our business. Our servers and other hardware, as well as our operating systems software and applications may not contain sufficient protection from malware or unauthorized access. The costs to us to minimize or alleviate the effects of cyber-attacks, viruses, worms, malicious software programs or other security vulnerabilities are significant and could require significant upgrades to our IT infrastructure. Changes we have made to address a recent cyber-attack and efforts we will undertake on an ongoing basis to prevent other concerns may not be successful. We may be required to incur significant costs to undertake these actions and to protect against damage caused by these disruptions, security breaches, or cyber-attacks of the nature we have already incurred, in the future. While we have insurance coverage for certain instances of a cyber-security breach, our coverage may not be sufficient now or in the future if we suffer additional significant or multiple attacks and does not cover IT enhancements and upgrades we may undertake from time to time, or harm to our reputation, loss of customers or any related loss of revenue.
Our outsourcing partners are primarily responsible for the security of our IT environment and we rely significantly on third parties to supply clean data content and to resell our products in a secure manner. All of these third parties face risks relating to cyber-security similar to ours which could disrupt their businesses and therefore materially impact ours. While we provide guidance and specific requirements in some cases, we do not directly control any of such parties' IT security operations, or the amount of investment they place in guarding against cyber-security threats. Accordingly, we are subject to any flaw in or breaches to their IT systems or those that they operate for us, which could have a material adverse effect on our business and financial results.
Violations of the U.S. Foreign Corrupt Practices Act (“FCPA”), and similar laws, and the investigation of such matters, including the current investigations regarding violations of consumer data privacy laws in China, or, related investigations and compliance reviews that we may conduct from time to time, could have a material adverse effect on our business.
The FCPA and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials and/or other persons for the purpose of obtaining or retaining business. Recent years have seen a substantial increase in anti-bribery law enforcement activity by U.S. regulators, with more frequent and aggressive investigations and enforcement proceedings by both the Department of Justice (“DOJ”) and the U.S. Securities and Exchange Commission (“SEC”), increased enforcement activity by non-U.S. regulators in countries with similar anti- bribery laws, and increases in criminal and civil proceedings brought against companies and individuals. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that are recognized as having a greater potential for governmental and commercial corruption. We cannot assure that our policies and procedures will always protect us from reckless or criminal acts committed by our employees or third-party vendors. From time to time, we may conduct internal investigations and compliance reviews, the findings of which could negatively impact our business. Any determination that our operations or activities are not, or were not, in compliance with existing U.S. or foreign laws or regulations could result in the imposition of substantial fines, interruptions of business, debarment, loss of supplier, vendor or other third-party relationships, termination of necessary licenses and permits, and other legal or equitable sanctions. Other internal or government investigations or legal or regulatory proceedings, including lawsuits brought by private litigants, including our shareholders, may also follow as a consequence. Violations of these laws by the Company, its employees or its third-party vendors may result in criminal or civil sanctions, which could disrupt our business and result in a material adverse effect on our reputation, business, results of operations or financial condition.
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
As our investigation and our discussions with both the SEC and DOJ are ongoing, we cannot yet predict the ultimate outcome of the matter or its impact on our business, financial condition or results of operations. Based on our discussions with the SEC and DOJ, including an indication from the SEC in February 2015 of its initial estimate of the amount of net benefit potentially earned by the Company as a result of the challenged activities, we continue to believe that it is probable that the Company will incur a loss related to the government's investigation. We will be meeting with the Staff of the SEC to obtain and understand the assumptions and methodologies underlying their initial estimate and will subsequently provide a responsive position. The DOJ also advised the Company in February 2015 that they will be proposing terms of a potential settlement, but we are unable to predict the terms of any such proposal. We are unable at this time to reasonably estimate the amount or range of such loss, although it is possible that the amount of such loss could be material. In addition, the SEC and the DOJ have a broad range of civil and criminal sanctions available to them under the FCPA and other laws and regulations including, but not limited to, injunctive relief, disgorgement, fines, penalties, modifications to business practices, including the termination or modification of existing business relationships, and the imposition of compliance programs and the retention of a monitor to oversee compliance with the FCPA. The imposition of any of these sanctions or remedial measures could have a material adverse effect on our reputation, business, results of operations and/or financial condition.

We face competition that may cause price reductions or loss of market share.
We are subject to competitive conditions in all aspects of our business. We compete directly with a broad range of companies offering business information services to customers. We also face competition from:

•	The in-house operations of the businesses we seek as customers;

•	Other general and specialized credit reporting and other business information providers;

•	Credit insurers; and

•	Analytics providers.
Business information solutions and services are becoming more readily available, principally due to the expansion of available insight on the Internet, greater availability of public data and the emergence of new techniques for capturing, managing and analyzing data. These industry changes have lowered barriers to entry in many of the global customer segments that Dun & Bradstreet targets. Internet based search aggregators can provide low-cost alternatives to data gathering and change how our customers perform key activities such as marketing campaigns, or collect information on customers, suppliers and competitors. Such companies, and other third parties which may not be readily apparent today, may become significant low-cost or no-cost competitors and adversely impact the demand for our solutions and services, or limit our growth potential.
Weak economic conditions can result in customers seeking to utilize free or lower-cost information that is available from alternative sources. Intense competition could adversely impact us by causing, among other things, price reductions, reduced operating margins and loss of market share.
We face competition globally, and our competitors could develop an alternative to our D&B Worldwide Network.
We face competition from consumer credit companies that offer consumer information solutions to help their customers make credit decisions regarding small businesses. Consumer information companies are expanding their operations more broadly into aspects of the business information space. While their presence is currently small in the business information market, given the size of the consumer market in which they operate, they have scale advantages in terms of scope of operations and size of relationship with customers, which they can potentially leverage to their advantage.

Our ability to continue to compete effectively will depend upon a number of factors, including our ability to:

•
Maintain, communicate and demonstrate to our customers the value of our products and services based upon our global, proprietary DUNS numbering classification system, identity resolution capabilities and predictive insights;

•	Maintain and develop proprietary information and solutions such as predictive analytics, and sources of data not publicly available, such as detailed trade data;

•	Demonstrate and deliver value through our decision-making tools and integration capabilities;

•	Leverage our brand perception and the value of our D&B Worldwide Network;

•	Obtain and deliver reliable and high-quality business and professional contact information through various media and distribution channels in formats tailored to customer requirements;

•	Attract and retain a high-performance workforce;

•	Enhance our existing products and services, and introduce new products and services;

•	Enter new customer markets;

•	Operate within any changing regulatory schemes or with restrictions imposed by foreign governments that favor local competitors; and

•
Improve our global business model and data quality through the successful relationship with members of our D&B Worldwide Network and through potentially undertaking acquisitions or entering into joint ventures, partnership arrangements or similar relationships.

In addition, our ability to successfully compete depends on our ability to adapt our solutions to our customers' preferences and to meet any specific contractual requirements that they impose upon us which may require significant or ongoing investments. Advances in information technology and uncertain or changing economic conditions are impacting the way our customers use and purchase business information. As a result, our customers are demanding both lower prices and more features from our solutions, such as decision-making tools like credit scores and electronic delivery formats, and are expecting real-time content provided in a manner relevant to them.
If we do not successfully adapt our solutions to our customers' preferences, our business and financial results may be materially adversely affected. Specifically, for our larger customers, including our alliance partners, our continued success will be dependent on our ability to satisfy more of their needs by providing more breadth and depth of content and allowing them more flexibility to use our content through web services and third-party solutions. For our smaller customers, our success will depend in part on our ability to develop a strong value proposition, including simplifying our solutions and pricing offerings, to enhance our marketing efforts to these customers and to improve our service to them.
The failure to continue to invest in our business in order to remain competitive could result in a material adverse effect on our future business and financial results.
If we cannot successfully execute on our new strategy, our long-term business and financial results may be adversely impacted and we may not meet the financial guidance that we provide publicly.
In February 2014, we announced a new strategy designed to drive long term sustainable growth as one global company delivering indispensable content through modern channels to serve new customer needs. We may not be able to implement our strategic initiatives in accordance with our expectations, which may result in an adverse impact on our business and financial results. These strategic initiatives, which are designed to create long term shareholder value, include:

•
Investing in content indispensable to our customers’ growth. We are improving the quality and consistency of our data around the globe, developing new analytic tools and scores to improve the predictive capability of our content, and cultivating new proprietary data sources and acquiring companies and other third party sources of data to combine with our existing data;

•
Modernizing content delivery by transitioning from older, traditional platforms to more agile and customer-friendly approaches leveraging API connectors, mobile, social and cloud technologies and focusing on alliance and third party distribution in addition to our own products;

•
Globalizing the business, moving from a regional “market” structure to an integrated global organization.  As part of this transformation we intend to expand upon our relationships with our large, strategic customers, many of which also have global operations.  This globalization of our business will be supported by global account managers and closely integrated with our Worldwide Network partners;

•	Modernizing our brand, making sure that it is understood for what Dun & Bradstreet is becoming, not just for what it has been; and

•	Creating an outside-in, forward leaning culture with a team that is externally focused, and plugged into our customers’ needs and the markets in which we operate.
The success of our strategy is dependent upon the successful achievement of each of these initiatives.  As an organization, we may not have the capacity or ability to successfully accomplish all of these initiatives in the timeframe we desire, or at all.  Each of these initiatives is complex and will require a continued commitment to investment.  We cannot be certain that even upon accomplishing these initiatives, we will continue to meet our customers’ changing needs, which could significantly harm our business and financial results.
In addition, we provide financial guidance to the public which is based upon our assumptions regarding our expected financial performance. This includes, for example, assumptions regarding our ability to grow core revenue and operating income, and to achieve desired tax rates and to generate free cash flow. We believe our financial guidance provides investors and analysts with a better understanding of our view of our near-term financial performance. Such financial guidance may not always be accurate, due to our inability to meet the assumptions we make and the impact on our financial performance that could occur as a result of the various risks and uncertainties to our business as set forth in these risk factors and in our public filings with the SEC or otherwise. Our focus on, and dedication of resources to, achieving our new strategy in order to drive long-term sustainable growth, or a failure to effectively implement our strategy, could further impact our ability to meet our financial guidance in a given year. If we fail to meet the financial guidance that we provide or if we find it necessary to revise such guidance as we conduct our operations throughout the year, the market value of our common stock or other securities could be materially adversely affected.
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
The reliability of our solutions is dependent upon the integrity of the data in our global database. We have in the past been subject to customer and third-party complaints and lawsuits regarding our data, which have occasionally been resolved by the payment of money damages. A failure in the integrity of our database, whether inadvertently or through the actions of a third party, which may be on the rise, could harm us by exposing us to customer or third-party claims or by causing a loss of customer confidence in our solutions. We may experience an increase in risks to the integrity of our database as we move toward real time data feeds, including those from social media sources, and as we acquire content through the acquisitions of companies with existing databases that may not be of the same quality or integrity as our existing Dun & Bradstreet database. We plan to continue to invest in our database to improve and maintain the quality, timeliness and coverage of the data contained therein if we are to maintain our competitive positioning in the marketplace.
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
Our brand and its attributes are key assets of the Company. Our ability to attract and retain customers is highly dependent upon the external perceptions of our level of data quality, effective provision of services, business practices, including actions of our employees, third-party providers, members of the D&B Worldwide Network and other brand licensees, that are not consistent with Dun & Bradstreet's policies and standards, and overall financial condition. Negative perception or publicity regarding these matters could damage our reputation with customers and the public, which could make it difficult for us to attract and maintain customers. Adverse developments with respect to our industry may also, by association, negatively impact our reputation, or result in higher regulatory or legislative scrutiny. Although we monitor developments for areas of potential risk to our reputation and brand, negative perceptions or publicity could have a material adverse effect on our business and financial results.

In addition, we have announced that in March 2015 we will be modernizing our Dun & Bradstreet brand and revealing our new brand purpose, creative expression and Company values. We believe that every touchpoint we have with our customers has to be modern and relevant in a rapidly changing world, providing every customer globally with the same powerful and positive experience of Dun & Bradstreet. As part of this approach, we are modernizing our brand purpose and our values, as well as the creative expression supporting our brand to better reflect all of our products and solutions across the globe in a clear and consistent manner. If we are ineffective in our approach, our actions could result in market confusion or a failure of our brand to continue to resonate among our existing customers and potential new customers. Any failure to effectively communicate the modernization of our brand internally could also result in a failure by employees to understand and buy into our values as communicated through the modernization of our brand, making them poor advocates for the Company. We have also instituted and in 2015 will continue to expand upon our use of social media to enhance the Dun & Bradstreet brand, products and services. Any failure to effectively adhere to our Social Media guidelines could result in confusing or inappropriate messaging, regulatory violations, and inconsistent messages from across the organization. Any failure in the re-launch of our brand or social media initiatives could have a material adverse effect on our business and financial results.
We rely on annual contract renewals for a substantial part of our revenue, and our quarterly results may be significantly impacted by the timing of these renewals, including from various government institutions, a shift in product mix that results in a change in the timing of revenue recognition or a significant decrease in government spending.
We derive a substantial portion of our revenue from annual customer contracts, including from various government institutions. If we are unable to renew a significant number of these contracts, our revenue and results of operations would be negatively impacted. In addition, our results of operations from period-to-period may vary due to the timing of customer contract renewals or a change in our sales practices. As contracts are renewed, we have experienced, and may continue to experience, a shift in product mix underlying such contracts. This could result in the deferral of increased amounts of revenue into future periods as a larger portion of revenue is recognized over the term of our contracts rather than up front at contract signing or the acceleration of deferred revenue into an earlier reporting period. Although this may cause our financial results from period-to-period to vary substantially, such change in revenue recognition would not change the total revenue recognized over the life of our contracts. A reduction in government spending on our products could, however, have a material adverse impact on our business. We derive a portion of our revenue from direct and indirect sales to U.S., state, local and foreign governments and their respective agencies and our competitors are increasingly targeting such governmental agencies as potential customers. Such contracts are subject to various procurement laws and regulations, and contract provisions in our government contracts could result in the imposition of various civil and criminal penalties, termination of contracts, forfeiture of profits, suspension of payments, or suspension of future government contracting. In addition, governments continue to struggle with sustained debt and social obligations, and efforts to balance government deficits could result in lower spending by the government with Dun & Bradstreet. If we were to lose one or more government customers to our competitors, or our government contracts are not renewed or are terminated, or we are suspended from government work, or our ability to compete for new contracts is adversely affected, our business would suffer.
We may be adversely affected by the global economic environment and the evolving standards of emerging markets in which we operate.
We operate in both emerging and mature global markets. As a result of the macro-economic challenges currently affecting the economy of the U.S., Europe, and other parts of the world, our customers or vendors may experience problems with their earnings, cash flow, or both. This may cause our customers to delay, cancel or significantly decrease their purchases from us, and we may experience delays in payment or their inability to pay amounts owed to us. Tepid economic growth is also intensifying the competitive pressures in our business categories including increasing price pressure. In addition, our vendors may substantially increase their prices to us and without notice. Any such change in the behavior of our customers or vendors may materially adversely affect our earnings and cash flow. In addition, as we continue to compete in a greater number of emerging markets, potential customers may show a significant preference for local vendors. Our ability to compete in emerging markets depends on our ability to provide products in a manner that is sufficiently flexible to meet local needs, and to continue to undertake technological advances in local markets in a cost effective manner, utilizing local labor forces. If economic conditions in the U.S. and other key markets deteriorate further or do not show improvement, or we are not able to successfully compete in emerging markets, we may experience material adverse impacts to our business, operating results, and/or access to credit markets.
Changes in the legislative, regulatory and commercial environments in which we operate could adversely impact our ability to collect, compile, store, use and publish data and could impact our financial results.
Certain types of information we collect, compile, store, use and publish are subject to regulation by governmental authorities in various jurisdictions in which we operate, particularly in our global markets. There is increasing awareness and concern among the general public, governmental bodies, and others regarding marketing and privacy matters, particularly as they relate to individual privacy interests and the ubiquity of the Internet. These concerns may result in new or amended laws and regulations that could adversely impact our business. Future laws and regulations, such as any potential legislation in China regarding commercial credit agencies, or laws and regulations with respect to the collection, compilation, storage, use, cross-border transfer and/or publication of information, and adverse publicity or litigation concerning the commercial use of such information could result in limitations being imposed on our operations, increased compliance or litigation costs and/or loss of revenue, which could have a material adverse effect on our business and financial results.
Our business relies on the availability of the Internet as it is currently configured and operated both to obtain data and services and to provide data and services to our customers. If the rules governing the operation of the Internet and/or transfer of information over the Internet were to change, such as, for example, by permitting broadband suppliers to discriminate in providing access to their networks, this could have a material adverse impact on our business and financial results.
Governmental agencies and commercial entities from whom we acquire data may seek to increase the costs we must pay to acquire, use and/or redistribute such data. In addition, as more federal, state, and foreign governments continue to struggle with significant fiscal pressure, we may be faced with changes to tax laws that could have immediate negative consequences to our business. While we would seek to pass along any such price increases or tax impacts to our customers or provide alternative services, there is no guarantee that we would be able to do so, given competitive pressures or other considerations. Should our proportion of multi-year contracts increase, our risk of having to incur such additional costs further increases. Any such price increases or alternative services may result in reduced usage by our customers and/or loss of market share, which could have a material adverse effect on our business and financial results. In addition, governmental agencies may seek to limit or restrict access to data and information that are currently publicly available, which could have a material adverse impact on our business and financial results.
Acquisitions, joint ventures or similar strategic relationships may disrupt or otherwise have a material adverse effect on our business and financial results.
As part of our strategy, we may seek to acquire other complementary businesses, products and technologies or enter into joint ventures or similar strategic relationships. These transactions are subject to the following risks which could have a material adverse effect on our business and financial results:

•	Acquisitions, joint ventures or similar relationships may cause a disruption in our ongoing business, distract our management and make it difficult to maintain our standards, controls and procedures;

•	We may not be able to integrate successfully the services, content, including data, products and people of any such transaction into our operations;

•	We may not derive the revenue improvements, cost savings and other intended benefits of any such transaction; and

•
There may be risks, exposures and liabilities of acquired entities or other third parties with whom we undertake a transaction, that may arise from such third parties' activities prior to undertaking a transaction with us and which we may not discover or fully understand through the due diligence process.

While we have certain contractual commitments with each of the third-party members of the D&B Worldwide Network, we have no direct management control over such third parties or other third parties who conduct business under the Dun & Bradstreet brand name in local markets or who license and sell under the Dun & Bradstreet name and the renewal by third-party members of the D&B Worldwide Network of their agreements with Dun & Bradstreet is subject to mutual agreement.
The D&B Worldwide Network is comprised of wholly-owned subsidiaries, joint ventures that we either control or hold a minority interest in, and third-party members who conduct business under the Dun & Bradstreet brand name in local markets. While third-party member participation in the D&B Worldwide Network and certain of our relationships with other third parties are governed by commercial services agreements and the use of our trademarks is governed by license agreements, we have no direct management control over these members or third parties beyond the terms of the agreements. We license data to and from certain third parties to be included in the data solutions that they sell to their customers and that we sell to our customers, respectively, and such arrangements may increase as a percentage of our total revenue in the future. We do not have direct control over such third parties' sales people or practices, and their failure to successfully sell products which include our data will impact the revenue we receive and could have a material adverse effect on our business and financial results. As a result, actions or inactions taken by these third parties or their failure to renew their contractual relationship with us may have a material impact on our business and financial results. For example, one or more third parties or members may:

•	Provide a product or service that does not adhere to our data quality standards;

•	Fail to comply with Dun & Bradstreet brand and communication standards or behave in a manner that tarnishes our brand;

•	Engage in illegal or unethical business or marketing practices;

•
Elect not to support new or revised products and services or other strategic initiatives or elect to operate on platforms and technologies that are incompatible with new developments that Dun & Bradstreet may rollout in our various markets from time to time;

•
Fail to execute subsequent agreements to remain a part of the D&B Worldwide Network on terms and conditions that are mutually agreeable to Dun & Bradstreet, upon the expiration of their existing agreements;

•	Fail to execute other data or distribution contract requirements; or

•	Refuse to provide new sources of data.
Such actions or inactions may have an impact on customer confidence in the Dun & Bradstreet brand globally, which could materially adversely impact our business and financial results.
Our businesses around the globe are subject to various risks associated with operations in foreign countries, which could materially adversely affect our business and financial results.
Our success depends in part on our various businesses around the globe. For each of the three years ended December 31, 2014, 2013 and 2012, our businesses outside of North America accounted for 26% of total revenue. These businesses are subject to many of the same challenges as our domestic business, as well as the following:

•
Our competition is primarily local, and our customers may have greater loyalty to our local competitors which may have a competitive advantage because they are not restricted by U.S. and foreign laws with which we require our businesses around the globe to comply, such as the FCPA;

•
While our services have not usually been regulated, governments, particularly in emerging market areas, may adopt legislation or regulations, or we may learn that our current methods of operation violate existing legislation or regulations, governing the collection, compilation, storage, use, cross-border transfer and/or publication of the kinds of information we collect, compile, store, use, transfer cross-border and/or publish, which could bar or impede our ability to operate and this could adversely impact our business;

•	Credit insurance is a significant credit risk mitigation tool in certain global markets that may reduce the demand for our Risk Management Solutions; and

•	In some markets, key data elements are generally available from public-sector sources, thus reducing a customer's need to purchase that data from us.
In addition, the FCPA and anti-bribery and anti-corruption laws in other jurisdictions generally prohibit improper payments to government officials or other persons for the purpose of obtaining or retaining business. We cannot assure you that our policies and procedures will always protect us from acts committed by our employees or third party vendors. From time to time, under appropriate circumstances, we have undertaken and will continue to undertake investigations of the relevant facts and circumstances and, when appropriate, take remedial actions, which can be expensive and require significant time and attention from senior management. Violations of these laws may result in criminal or civil sanctions, which could disrupt our business and result in a material adverse effect on our business and financial results.
Our global strategy includes leveraging our D&B Worldwide Network to improve our data quality. We form and manage strategic relationships to create a competitive advantage for us over the long term; however, these strategic relationships may not be successful or may be subject to ownership change.
The issue of data privacy is an increasingly important area of public policy in various global markets, and we operate in an evolving regulatory environment. If our existing business practices were deemed to violate existing data privacy laws or such laws as they may evolve from time to time, our business or the business of third parties on whom we depend could be adversely impacted.
Our operating results could be negatively affected by a variety of other factors affecting our foreign operations, many of which are beyond our control. These factors may include currency fluctuations, economic, political or regulatory conditions, competition from government agencies in a specific country or region, trade protection measures and other regulatory requirements. Additional risks inherent in global business activities generally include, among others:

•	The costs and difficulties of managing global operations and strategic alliances, including the D&B Worldwide Network;

•	The costs and difficulties of enforcing agreements, collecting receivables and protecting assets, especially our intellectual property rights, in non-U.S. legal systems; and

•	The need to comply with a broader array of regulatory and licensing requirements, the failure of which could result in fines, penalties or business suspensions.
We may not be able to attract and retain qualified people, which could impact the quality of our performance and customer satisfaction.
Our success and financial results depend in part on our continuing ability to attract, retain and motivate highly qualified people at all levels and to appropriately use the time and resources of such individuals. Competition for these individuals is intense, and we may not be able to retain our key people, or attract, assimilate or retain other highly-qualified individuals in the future. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees who have appropriate qualifications.
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
Our corporate office is located at 103 JFK Parkway, Short Hills, New Jersey 07078, in a 123,000 square-foot property that we lease. This property also serves as our executive offices. In December 2014, we supplemented this space with the addition of 69,280 square feet of leased office space located at 101 JFK Parkway, Short Hills, New Jersey. In connection with this arrangement, the leases on both properties are co-terminous and have remaining terms of seven and one-half years, with two five-year renewal options.

Our other properties, most of which are leased, are geographically distributed to meet sales and operating requirements worldwide. We generally consider these properties to be both suitable and adequate to meet current operating requirements. As of December 31, 2014, the most important of these other properties include the following sites:

•	A 178,330 square-foot leased office building in Center Valley, Pennsylvania, which houses various sales, finance, fulfillment and data operations groups;

•
A 148,649 square-foot office building that we own in Parsippany, New Jersey, housing groups from North American sales, marketing and technology (approximately one-third of this building is leased to a third party). In December 2014, we entered into a sale arrangement for this property pursuant to which our employees will continue to utilize this space until they can be relocated to our newly leased location at 101 JFK Parkway in Short Hills, New Jersey, as noted above. It is expected that such actions will be completed no later than December 31, 2015;

•	A 79,060 square-foot leased space in Marlow, England, which houses our U.K. business, International technology and certain other International groups;

•	A 75,735 square-foot leased office building in Austin, Texas, housing technology development, certain product development and sales operations;

•	A 47,221 square-foot leased office space in Melbourne, Australia, housing our Australian sales, marketing, debt collection services and technology groups; and

•	A 47,782 square-foot leased space in Dublin, Ireland, housing technology development, data operations and sales operations groups.

Item 3.	Legal Proceedings
Information in response to this Item is included in Part II, Item 8. “Note 13. Contingencies” and is incorporated by reference into Part I of this Annual Report on Form 10-K.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange and trades under the symbol DNB. We had 1,780 shareholders of record as of December 31, 2014.
The following table summarizes the high and low sales prices for our common stock, as reported in the periods shown:

	2014		2013
	High	Low	High	Low
First Quarter	$123.85	$94.87	$85.28	$78.17
Second Quarter	$110.76	$98.21	$99.62	$82.75
Third Quarter	$120.16	$110.00	$107.91	$98.00
Fourth Quarter	$127.37	$110.67	$123.42	$100.35
We paid quarterly dividends to our shareholders totaling $64.0 million, $62.5 million and $69.0 million during the years ended December 31, 2014, 2013 and 2012, respectively. In February 2015, we declared a dividend of $0.4625 per share for the first quarter of 2015. This cash dividend will be payable on March 11, 2015 to shareholders of record at the close of business on February 24, 2015.
Issuer Purchases of Equity Securities
The following table provides information about purchases made by us or on our behalf during the quarter ended December 31, 2014 of shares of equity that are registered pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (a)(b)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)(b)	Maximum Number of Currently Authorized Shares That May Yet Be Purchased Under the Plans or Programs (a)	Approximate Dollar Value of Currently Authorized Shares That May Yet Be Purchased Under the Plans or Programs (b)
(Dollar amounts in millions, except share data)
October 1 - 31, 2014	—	$—	—	—	$—
November 1 - 30, 2014	—	$—	—	—	$—
December 1 - 31, 2014	—	$—	—	—	$—
	—	$—	—	—	$100.0

(a)
In May 2010, our Board of Directors approved a four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and Employee Stock Purchase Program (“ESPP”). This program commenced in October 2010 and expired in October 2014. Of the 5,000,000 shares that were authorized for repurchase under this program, 2,682,492 shares were repurchased at the time this program expired in October 2014. During the three months ended December 31, 2014, no shares were repurchased under this program.

(b)
In August 2014, our Board of Directors approved a new $100 million share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and ESPP, and to be used for discretionary share repurchases from time to time. Use of the new $100 million share repurchase program for anti-dilutive share repurchases was authorized to commence upon the completion or expiration of our four-year, five million share anti-dilutive share repurchase program which expired in October 2014. Any use for discretionary share repurchases was authorized to commence upon the completion of our $1 billion discretionary share repurchase program which was completed in August 2014. The new $100 million share repurchase program will remain open until it has been fully utilized. There is currently no definitive timeline under which the program will be completed. As of December 31, 2014, we had not yet commenced share repurchases under this program.

FINANCIAL PERFORMANCE COMPARISON GRAPH*
SINCE DECEMBER 31, 2009
In accordance with SEC rules, the graph below compares the Company’s cumulative total shareholder return against the cumulative total return of the Standard & Poor’s 500 Index and a published industry index starting on December 31, 2009. Our past performance may not be indicative of future performance.

As an industry index, the Company chose the S&P 500 Commercial & Professional Services Index, a subset of the S&P 500 Index that includes companies that provide business-to-business services.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
AMONG DUN & BRADSTREET, S&P 500 INDEX AND THE S&P 500 COMMERCIAL &
PROFESSIONAL SERVICES INDEX

*	Assumes $100 invested on December 31, 2009, and reinvestment of dividends.

 Item 6.      Selected Financial Data

	For the Years Ended December 31,
	2014	2013	2012	2011	2010
	(Amounts in millions, except per share data)
Results of Operations:
Revenue	$1,681.8	$1,655.2	$1,663.0	$1,758.5	$1,676.6
Costs and Expenses	1,260.3	1,218.1	1,230.9	1,333.7	1,267.5
Operating Income (1)	421.5	437.1	432.1	424.8	409.1
Non-Operating Income (Expense) - Net (2)	(72.9)	(41.1)	(53.8)	(56.7)	(21.2)
Income Before Provision for Income Taxes and Equity in Net Income of Affiliates	348.6	396.0	378.3	368.1	387.9
Provision for Income Taxes (3)	52.6	135.5	83.1	109.2	137.9
Equity in Net Income of Affiliates	1.9	1.6	1.3	1.3	0.9
Net Income	297.9	262.1	296.5	260.2	250.9
Less: Net (Income) Loss Attributable to the Noncontrolling Interest	(3.5)	(3.6)	(1.0)	0.1	1.2
Net Income Attributable to Dun & Bradstreet	$294.4	$258.5	$295.5	$260.3	$252.1

Basic Earnings Per Share of Common Stock Attributable to Dun & Bradstreet Common Shareholders	$8.06	$6.61	$6.47	$5.31	$5.03

Diluted Earnings Per Share of Common Stock Attributable to Dun & Bradstreet Common Shareholders	$7.99	$6.54	$6.43	$5.28	$4.98

Other Data:
Weighted Average Number of Shares Outstanding - Basic	36.5	39.1	45.6	48.9	49.9
Weighted Average Number of Shares - Diluted	36.9	39.5	46.0	49.3	50.4

Cash Dividends Paid per Common Share	$1.76	$1.60	$1.52	$1.44	$1.40
Cash Dividends Declared per Common Share	$1.76	$1.60	$1.52	$1.44	$1.40
Other Comprehensive Income, Net of Tax:
Net Income (from above)	$297.9	$262.1	$296.5	$260.2	$250.9
Foreign Currency Translation Adjustments, no Tax Impact	(46.9)	(35.6)	17.1	(7.5)	(0.3)
Defined Benefit Pension Plans:
Prior Service Costs, Net of Tax Income (Expense) (4)	1.8	(5.6)	(6.4)	(5.8)	0.9
Net Actuarial Gain (Loss), Net of Tax Income (Expense) (5)	(138.3)	154.4	(56.2)	(116.6)	(1.4)
Derivative Financial Instruments, Net of Tax Income (Expense) (6)	(0.1)	—	0.1	3.0	—
Comprehensive Income, Net of Tax	114.4	375.3	251.1	133.3	250.1
Less: Comprehensive Income (Loss) Attributable to the Noncontrolling Interest	(3.3)	(3.5)	(1.0)	1.4	0.8
Comprehensive Income Attributable to Dun & Bradstreet	$111.1	$371.8	$250.1	$134.7	$250.9

Balance Sheet:
Total Assets	$1,986.2	$1,890.3	$1,991.8	$1,977.1	$1,919.5
Long-Term Debt	$1,352.2	$1,516.0	$1,290.7	$963.9	$972.0
Total Dun & Bradstreet Shareholders' Equity (Deficit)	$(1,203.3)	$(1,048.4)	$(1,017.4)	$(743.9)	$(677.6)
Noncontrolling Interest	$8.7	$6.1	$3.1	$3.7	$8.8
Total Equity (Deficit)	$(1,194.6)	$(1,042.3)	$(1,014.3)	$(740.2)	$(668.8)

(1)    Non-core gains and (charges) (a) included in Operating Income:

	For the Years Ended December 31,
Gain (Charge):	2014	2013	2012	2011	2010
Restructuring Charges	$(14.9)	$(13.9)	$(29.4)	$(22.1)	$(14.8)
Legal and Other Professional Fees and Shut-Down Costs Related to Matters in China	$(3.7)	$(7.4)	$(15.6)	$—	$—
Impairments Related to Matters in China	$—	$—	$(12.9)	$—	$—
Impairment of Assets	$(7.3)	$(33.3)	$—	$(3.3)	$(20.4)
Strategic Technology Investment or MaxCV	$—	$—	$(30.3)	$(44.8)	$(36.5)
Settlement of Legacy Pension Obligation	$—	$—	$—	$(5.1)	$—

(a)	See Item 7. included in this Annual Report on Form 10-K for definition of non-core gains and (charges).

(2)	Non-core gains and (charges) (a) included in Non-Operating Income (Expense) – Net:

	For the Years Ended December 31,
Gain (Charge):	2014	2013	2012	2011	2010
Effect of Legacy Tax Matters (b)	$(28.6)	$0.8	$(14.8)	$(7.1)	$(0.4)
Gain (Loss) on Sale of Businesses	$—	$—	$6.1	$—	$—
Strategic Technology Investment or MaxCV	$—	$—	$—	$—	$0.3
Gain on Disposal of North American Self Awareness Solutions business	$—	$—	$—	$—	$23.1
Gain (Loss) on Sale of Investment	$—	$—	$—	$(11.4)	$—
One-Time Gain on Hedge of Purchase Price of Australian Acquisition	$—	$—	$—	$—	$3.4

(a)	See Item 7. included in this Annual Report on Form 10-K for definition of non-core gains and (charges).
(b) During the year ended December 31, 2014, we recognized the reduction of a contractual receipt under a tax allocation agreement between Moody's Corporation and Dun & Bradstreet as it relates to the effective settlement of audits for the 2007 - 2009 tax years and the expiration of a statute of limitations for the 2010 tax year.
During the year ended December 31, 2012, we recognized the reduction of a contractual receipt under a tax allocation agreement between Moody's Corporation and Dun & Bradstreet as it relates to the expiration of the statute of limitations for the 2005 and 2006 tax years.
During the year ended December 31, 2011, we recognized the reduction of a contractual receipt under a tax allocation agreement between Moody’s Corporation and Dun & Bradstreet as it relates to the expiration of the statute of limitations for the 2004 tax year.

(3)	Non-core gains and (charges) (a) included in Provision for Income Taxes:

	For the Years Ended December 31,
Tax Benefit (Cost):	2014	2013	2012	2011	2010
Restructuring Charges	$4.1	$3.6	$10.7	$7.9	$5.2
Legal and Other Professional Fees and Shut-Down Costs Related to Matters in China	$1.3	$2.8	$5.2	$—	$—
Gain (Loss) on Sale of Businesses	$—	$—	$5.1	$—	$—
Impairment of Assets	$2.8	$6.2	$—	$1.2	$7.6
Strategic Technology Investment or MaxCV	$—	$—	$9.5	$10.5	$8.3
Settlement of Legacy Pension Obligation	$—	$—	$—	$1.9	$—
Gain (Loss) on Investment	$—	$—	$—	$3.5	$—
Tax Benefit on a Loss on the Tax Basis of a Legal Entity	$—	$—	$15.4	$8.5	$—
Gain on Disposal of North American Self Awareness Solutions Business	$—	$—	$—	$—	$(9.0)
One-Time Gain on Hedge of Purchase Price of Australian Acquisition	$—	$—	$—	$—	$(1.3)
Reduction of a Deferred Tax Asset Resulting from the Healthcare Act of 2010	$—	$—	$—	$—	$(13.0)
Effect of Legacy and Other Tax Matters	$65.8	$(0.8)	$27.8	$12.0	$13.3

(a)	See Item 7. included in this Annual Report on Form 10-K for definition of non-core gains and (charges).

(4)
Net of Tax Income (Expense) of $(1.1) million, $3.3 million, $3.1 million, $3.8 million and $(7.8) million during the years ended December 31, 2014, 2013, 2012, 2011 and 2010, respectively. See Note 10 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further detail.

(5)
Net of Tax Income (Expense) of $84.9 million, $(91.7) million, $27.2 million, $76.6 million and $15.2 million during the years ended December 31, 2014, 2013, 2012, 2011 and 2010, respectively. See Note 10 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further detail.

(6) Net of Tax Income (Expense) of $(0.1) million and $(1.9) million for the years ended December 31, 2014 and 2012, respectively. No tax impact for the years ended December 31, 2013, 2011 or 2010.

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
During the year ended December 31, 2014, we ceased the operations of our Ireland Small Corporate Registry Business. This business has been classified as “Divested and Other Businesses.” This business contributed less than 1% to our Europe and Other International Markets total revenue for each of the years ended December 31, 2014, 2013 and 2012. See Note 14 and Note 17 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further detail.
During the year ended December 31, 2013, we ceased the operations of our India Event Planning and Rural Marketing Businesses. During the year ended December 31, 2012, we completed (a) the sale of: (i) the domestic portion of our Japanese operations to Tokyo Shoko Research Ltd. (“TSR Ltd.”); (ii) our market research business in China, consisting of two joint venture companies; and (iii) a research and advisory services business in India; and (b) the shut-down of our Shanghai Roadway D&B Marketing Service Co. Ltd. (“Roadway”) business. These businesses were classified as “Divested and Other Businesses.” These Divested and Other Businesses contributed less than 1% and 11% to our Asia Pacific total revenue for the years ended December 31, 2013 and 2012, respectively. See Note 14 and Note 17 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further detail.
During the year ended December 31, 2012, we also completed the sale of: (i) AllBusiness.com, Inc.; (ii) Purisma Incorporated; and (iii) a small supply management company. These businesses were classified as “Divested and Other Businesses.” These Divested and Other Businesses did not have an impact on total revenue during the year ended December 31, 2012. See Note 14 and Note 17 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further detail.
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
From time to time we have analyzed and we may continue to further analyze core revenue growth before the effects of foreign exchange among two components, “organic core revenue growth” and “core revenue growth from acquisitions.” We analyze “organic core revenue growth” and “core revenue growth from acquisitions” because management believes this information provides important insight into the underlying health of our business. Core revenue includes the revenue from acquired businesses from the date of acquisition.
We evaluate the performance of our business segments based on segment core revenue growth before the effects of foreign exchange, and segment operating income growth before certain types of gains and charges that we consider do not reflect our underlying business performance. Specifically, for management reporting purposes, we evaluate business segment performance “before non-core gains and charges” because such charges are not a component of our ongoing income or expenses and/or may have a disproportionate positive or negative impact on the results of our ongoing underlying business operations. A recurring component of non-core gains and charges are our restructuring charges, which we believe do not reflect our underlying business performance. Such charges are variable from period-to-period based upon actions identified and taken during each period. Management reviews operating results before such non-core gains and charges on a monthly basis and establishes internal budgets and forecasts based upon such measures. Management further establishes annual and long-term compensation such as salaries, target cash bonuses and target equity compensation amounts based on performance before non-core gains and charges and a significant percentage weight is placed upon performance before non-core gains and charges in determining whether performance objectives have been achieved. Management believes that by eliminating non-core gains and charges from such financial measures, and by being overt to shareholders about the results of our operations excluding such charges, business leaders are provided incentives to recommend and execute actions that are in the best long-term interests of our shareholders, rather than being influenced by the potential impact a charge in a particular period could have on their compensation. See Note 14 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for financial information regarding our segments.

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
In addition, we evaluate our North America Risk Management Solutions based on two metrics: (1) “subscription,” and “non-subscription,” and (2) “DNBi®” and “non-DNBi.” We define “subscription” as contracts that allow customers unlimited use. In these instances, we recognize revenue ratably over the term of the contract, which is generally one year and “non-subscription” as all other revenue streams. We define “DNBi” as our interactive, online application that offers customers a subscription based real time access to our most complete and up-to-date global information, comprehensive monitoring and portfolio analysis and “non-DNBi” as all other revenue streams. Management believes these measures provide further insight into our performance and growth of our North America Risk Management Solutions revenue.
Through December 31, 2014, we managed and reported our North America Risk Management Solutions business as:

•
DNBi subscription plans - a subscription based online application that offers customers real time access to our most complete and up-to-date global information, comprehensive monitoring and portfolio analysis. DNBi subscription plans are contracts that allow customers' unlimited use. In these instances, we recognize revenue ratably over the term of the contract;

•
Non-DNBi subscription plans - subscription contracts which provide increased access to our risk management reports and data to help customers increase their profitability while mitigating their risk. The non-DNBi subscription plans allow customers unlimited use. In these instances, we recognize revenue ratably over the term of the contract; and

•
Projects and other risk management solutions - all other revenue streams. This includes, for example, our Business Information Report, our Comprehensive Report, our International Report, and D&B Direct.

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
Our Value-Added Sales & Marketing Solutions generally include decision-making and customer information management solutions, including data management solutions like D&B Optimizer™ (which transforms our customers' prospects and data into up-to-date, accurate and actionable commercial insight) and products introduced as part of our Data-as-a-Service (or “DaaS”) Strategy, which integrates our data directly into the applications and platforms that our customers use every day. Customer Relationship Management (“CRM”) was our first area of focus, with D&B360®, which helps CRM customers manage their data, increase sales and improve customer engagement. In addition, we have a strategic alliance with Salesforce.com with respect to Salesforce's Data.com product. This product combines our business data with Salesforce's contact data directly into their CRM application. The vision for DaaS is to make Dun & Bradstreet's content available wherever and whenever our customers need it, thereby powering more effective business processes.
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
See “Results of Operations” below for a discussion of our results reported on a GAAP basis.
Overview
Through December 31, 2014, we managed and reported our business through the following three segments:

•	North America (which consists of our operations in the United States (“U.S.”) and Canada);

•	Asia Pacific (which primarily consists of our operations in Australia, Greater China, India and Asia Pacific Worldwide Network); and

•	Europe and other International Markets (which primarily consists of our operations in the United Kingdom (“U.K.”), the Netherlands, Belgium, Latin America and our European Worldwide Network).
To further align with our strategy, we began reporting our business as of January 1, 2015 through two segments:

•	Americas (which consists of our operations in the U.S., Canada and Latin America); and

•	Non Americas (which primarily consists of our operations in the U.K., the Netherlands, Belgium, Australia, Greater China, India and our Worldwide Network).
The financial statements of our subsidiaries outside North America reflect a fiscal year ended November 30 to facilitate the timely reporting of our consolidated financial results and consolidated financial position.
The following table presents the contribution by segment to total revenue and core revenue:

	For the Years Ended December 31,
	2014	2013	2012
Total Revenue:
North America	74%	74%	74%
Asia Pacific	11%	11%	12%
Europe and Other International Markets	15%	15%	14%
Core Revenue:
North America	74%	74%	74%
Asia Pacific	11%	11%	11%
Europe and Other International Markets	15%	15%	15%

The following table presents contributions by customer solution set to total revenue and core revenue:

	For the Years Ended December 31,
	2014	2013	2012
Total Revenue by Customer Solution Set (1):
Risk Management Solutions	63%	63%	63%
Sales & Marketing Solutions	37%	37%	36%
Core Revenue by Customer Solution Set:
Risk Management Solutions	63%	63%	64%
Sales & Marketing Solutions	37%	37%	36%

(1)
Our Divested and Other Businesses contributed less than 1% to our total consolidated revenue for each of the years ended December 31, 2014 and 2013 and 1% to our total consolidated revenue for the year ended December 31, 2012. See Note 14 and Note 17 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further detail.

Our customer solution sets are discussed in greater detail in “Item 1. Business” of this Annual Report on Form 10-K.
2015 Reporting
Effective as of January 1, 2015, we changed our segment reporting structure in order to reflect the way management now makes operating decisions and manages the growth and profitability of the business. This change corresponds with management’s current approach of allocating costs and resources and assessing the performance of our segments. We report our segment information in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 280, “Segment Reporting,” (“FASB ASC Topic 280”). There has been no change in our consolidated financial statements as a result of the change in our segment structure.
As a result, our new segment structure consists of the following two segments:

•	Americas (which consists of our operations in the U.S., Canada and Latin America); and

•	Non Americas (which primarily consists of our operations in the U.K., the Netherlands, Belgium, Australia, Greater China, India and our Worldwide Network).
Also effective January 1, 2015, we began reporting and monitoring the performance of our Risk Management Solutions as Trade Credit and Other Enterprise Risk Management, and the results of our Sales & Marketing Solutions as Traditional Prospecting Solutions and Advanced Marketing Solutions. Trade Credit represents our traditional commercial credit products such as DNBi. Other Enterprise Risk Management includes all of our remaining Risk Management products, such as our compliance, supply chain and D&B Direct risk solutions. Traditional Prospecting Solutions includes our Hoovers, Market Data Retrieval (“MDR”) and marketing list solutions. Advanced Marketing Solutions includes all of our remaining Sales & Marketing Solutions products including Optimizer and DaaS (Customer Relationship Management ("CRM") and D&B Direct sales and marketing solutions).
We will also evaluate our business based on the following supplemental revenue metrics: (1) for Trade Credit we will further evaluate it by “DNBi®” and “Other Trade Credit” and (2) for total revenue we will further evaluate it by “Direct” and “Alliance & Partners”. We define “DNBi” as our interactive, online application that offers customers a subscription based real time access to our most complete and up-to-date global information, comprehensive monitoring and portfolio. We define “Other Trade Credit”as products and services used to manage credit risk and to support our customers’ internal credit risk decisioning processes. We define “Direct” as when we hold the relationship with the end customer. We define “Alliance & Partners” as where we do not maintain the end relationship with the consumer of our content (e.g. Alliances, Worldwide Network Partners, Third Party or Broker type relationships). Management believes these measures provide further insight into our revenue performance.
Effective January 1, 2015, in addition to reporting GAAP results, the Company will report results (such as operating income, operating income growth, operating margin, net income, tax rate and diluted earnings per share) on an “As Adjusted” basis which is before restructuring charges, other non-core gains and charges (such as gains and losses on sales of businesses, impairment charges and tax settlements), acquisition and divestiture related fees (such as costs for bankers, legal fees, diligence costs and retention payments) and acquisition related amortization expense, because they do not reflect the Company's underlying business performance and they may have a disproportionate positive or negative impact on the results of its ongoing business operations. A recurring component is our restructuring charges, which we believe do not reflect our underlying business performance. Such charges are variable from period-to-period based upon actions identified and taken during each period. Management reviews operating results before such gains and charges on a monthly basis and establishes internal budgets and forecasts based upon such measures. Management further establishes annual and long-term compensation such as salaries, target cash bonuses and target equity compensation amounts based on performance before such gains and charges and a significant percentage weight is placed upon performance before such gains and charges in determining whether performance objectives have been achieved. Management believes that by eliminating these gains and charges from such financial measures, and by being overt to shareholders about the results of our operations excluding such charges, business leaders are provided incentives to recommend and execute actions that are in the best long-term interests of our shareholders, rather than being influenced by the potential impact a charge in a particular period could have on their compensation.
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
Pension and Postretirement Benefit Obligations
Through June 30, 2007, we offered coverage to substantially all of our U.S. based employees under a defined benefit plan called The Dun & Bradstreet Corporation Retirement Account (“U.S. Qualified Plan”). The U.S. Qualified Plan covered active and retired employees. The benefits to be paid upon retirement are based on a percentage of the employee’s annual compensation. The percentage of compensation allocated annually to a retirement account ranged from 3% to 12.5% based on age and service. Amounts allocated under the U.S. Qualified Plan also receive interest credits based on the 30-year Treasury rate or equivalent rate published by the Internal Revenue Service. Pension costs are determined actuarially and funded in accordance with the Internal Revenue Code.
We also maintain supplemental and excess plans in the United States (“U.S. Non-Qualified Plans”) to provide additional retirement benefits to certain key employees of the Company. These plans are unfunded, pay-as-you-go plans. The U.S. Qualified Plan and the U.S. Non-Qualified Plans account for approximately 71% and 14% of our pension obligation, respectively, at December 31, 2014.
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
We also provide various health care benefits for retirees. U.S. based employees, hired before January 1, 2004, who retire with 10 years of vesting service after age 45, are eligible to receive benefits. Postretirement benefit costs and obligations are determined actuarially. During the first quarter of 2010, we eliminated company-paid life insurance benefits for retirees and modified our sharing of the Retiree Drug Subsidy that retirees were projected to receive. Effective July 1, 2010, we elected to convert the then current prescription drug program for retirees over 65 to a group-based company sponsored Medicare Part D program, or Employer Group Waiver Plan (“EGWP”). Under this change, we started, in 2013, to use the Part D subsidies delivered through the EGWP each year to reduce net company retiree medical costs until net company costs were completely eliminated. The Part D subsidies would be shared with retirees going forward to reduce retiree contributions. In July 2014, we amended our post-65 retiree health plan to eliminate our group-based retiree medical and prescription plans effective December 31, 2014. Effective January 1, 2015, we provide eligible retirees and dependents age 65 or older access to coverage in the individual Medicare market. Dun & Bradstreet will also provide an annual contribution towards retirees’ premiums and other out-of-pocket costs.

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

•	Rates of compensation increase and cash balance accumulation/conversion rates, which are based on an evaluation of internal plans and external market indicators;

•	Health care cost trends, which are based on historical cost data, the near-term outlook and an assessment of likely long-term trends; and

•	Mortality rates, which are used to estimate life expectancy of plan participants, determining the period over which retirement plan benefits are expected to be paid.
We believe that the assumptions used are appropriate, though changes in these assumptions would affect our pension and other postretirement benefit costs. The factor with the most immediate impact on our consolidated financial statements is a change in the expected long-term rate of return on pension plan assets for the U.S. Qualified Plan. For 2015, we will use an expected long-term rate of return of 7.75%. This assumption was 7.75% in each of the years 2014, 2013 and 2012. The 7.75% assumption represents our best estimate of the expected long-term future investment performance of the U.S. Qualified Plan, after considering expectations for future capital market returns and the plan’s asset allocation. As of December 31, 2014, the U.S. Qualified Plan was 50% invested in publicly traded equity securities, 47% invested in debt securities and 3% invested in real estate investments. One-quarter-percentage-point increase or decrease in the long-term rate of return increases or reduces our annual operating income by approximately $3 million by increasing or reducing our net periodic pension income.
Based on the factors discussed above, the discount rate is adjusted at each remeasurement date while other assumptions are reviewed annually. Changes in the discount rate, rate of compensation increase and cash balance accumulation/conversion rates do not have significant effect on our annual operating income primarily as a result of freezing the pension benefits related to our U.S. Qualified Plan as discussed above. The discount rate used to determine pension cost for our U.S. pension plans was 4.44%, 3.54% and 4.05% for 2014, 2013 and 2012, respectively. For 2015, we decreased the discount rate to 3.60% from 4.44% for all our U.S. pension plans.
Differences between the assumptions stated above and actual experience could affect our pension and other postretirement benefit costs. When actual plan experience differs from the assumptions used, actuarial gains or losses arise. These gains and losses are aggregated and amortized generally over the average future service periods or life expectancy of plan participants to the extent that such gains or losses exceed a “corridor.” The purpose of the corridor is to reduce the volatility caused by the difference between actual experience and the pension-related assumptions noted above, on a plan-by-plan basis. For all of our pension plans, total actuarial losses that have not been recognized in our pension costs as of December 31, 2014 and 2013 were $1,141.3 million and $920.3 million, respectively, of which $893.6 million and $703.0 million, respectively, were attributable to the U.S. Qualified Plan, $135.5 million and $95.6 million, respectively, were attributable to the U.S. Non-Qualified Plans, and the remainder was attributable to the non-U.S. pension plans. See discussion in Note 10 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K. In our 2015 net periodic pension cost, we expect to recognize a portion of such losses of $31.2 million, $8.1 million and $3.8 million for the U.S. Qualified Plan, U.S. Non-Qualified Plans and non-U.S. plans, respectively, compared to $27.2 million, $5.5 million and $3.4 million, respectively, in 2014. The higher amortization of actuarial loss in 2015 for the U.S. Qualified and Non- Qualified Plans, which will be included in our pension cost in 2015, is primarily due to a higher unrecognized actuarial loss subject to amortization in 2015 as a result of the adoption of new mortality tables and a lower discount rate at December 31, 2014.
The mortality assumption is one of the key components in determining projected pension obligations as well as the pension and postretirement benefit costs. For the year ended December 31, 2014, we adopted a new mortality assumption for our U.S. pension plans and the U.S. postretirement benefit plan. The new mortality assumption was issued by the Society of Actuaries in October 2014. This fully generational RP-2014 aggregate mortality table and MP-2014 projection scale replaced the RP-2000 table that has been in use since 2000. The new table projects longer life expectancy and improvement in mortality in future years. As a result of this change, the projected benefit obligations for our U.S. Qualified Plan and U.S. Non-Qualified Plan increased by approximately $105.5 million and $10.8 million, respectively, at December 31, 2014.

Differences between the expected long-term rate of return assumption and actual experience could affect our net periodic pension cost. For our pension plans, we recorded net pension periodic cost of $18.7 million, $24.9 million and $17.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. A major component of the net pension periodic cost is the expected return on plan assets, which was $100.2 million, $94.1 million and $99.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. The expected return on plan assets was determined by multiplying the expected long-term rate of return assumption by the market-related value of plan assets. The market-related value of plan assets recognizes asset gains and losses over five years to reduce the effects of short-term market fluctuations on net periodic cost. For our pension plans we recorded: (i) for the year ended December 31, 2014, a total investment gain of $139.2 million which was comprised of a gain of $94.3 million in our U.S. Qualified Plan and a gain of $44.9 million in our non-U.S. plans, (ii) for the year ended December 31, 2013, a total investment gain of $178.1 million which was comprised of a gain of $156.3 million in our U.S. Qualified Plan and a gain of $21.8 million in our non-U.S. plans; and (iii) for the year ended December 31, 2012, a total investment gain of $128.1 million which was comprised of a gain of $113.4 million in our U.S. Qualified Plan and a gain of $14.7 million in our non-U.S. plans. At January 1, 2015, the market-related value of plan assets of our U.S. Qualified Plan and the non-U.S. plans was $1,184.7 million and $257.1 million, respectively, compared with the fair value of its plan assets of $1,231.9 million and $284.9 million, respectively.
Changes in the funded status of our pension plans could result in fluctuation in our shareholders’ equity (deficit). We are required to recognize the funded status of our benefit plans as a liability or an asset, on a plan-by-plan basis with an offsetting adjustment to Accumulated Other Comprehensive Income (“AOCI”), in our shareholders’ equity (deficit), net of tax. Accordingly, the amounts recognized in equity represent unrecognized gains/losses and prior service costs. These unrecognized gains/losses and prior service costs are amortized out of equity (deficit) based on an actuarial calculation each period. Gains/losses and prior service costs that arise during the year are recognized as a component of Other Comprehensive Income (“OCI”) which is then reflected in AOCI. As a result, we recorded a net loss of $136.5 million and net income of $148.8 million in OCI, net of applicable tax, in the years ended December 31, 2014 and 2013, respectively. The loss in 2014 was primarily due to worsened funded status driven by the adoption of the new mortality assumptions (discussed above) and a lower discount rate at December 31, 2014 for all our pension plans globally. Net funded status for our global pension plans was a deficit of $576.5 million at December 31, 2014 compared to a deficit of $375.9 million at December 31, 2013. The funded status for our U.S. Qualified Plan was a deficit of $262.1 million at December 31, 2014 compared to a deficit of $84.8 million at December 31, 2013.
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
Income Taxes and Tax Contingencies
We are subject to income taxes in the U.S. and many foreign jurisdictions. In determining our consolidated provision for income taxes for financial statement purposes, we must make certain estimates and judgments. These estimates and judgments affect the determination of the recoverability of certain of the deferred tax assets and the calculation of certain tax liabilities, which arise from temporary differences between the tax and financial statement recognition of revenue and expense and net operating losses.
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
The calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We record tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. These tax liabilities are reflected net of related tax loss carry-forwards. We adjust these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If a payment or settlement of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. We recognize interest and penalties related to unrecognized tax benefits within the income tax expense line in the consolidated statement of operations and comprehensive income. Accrued interest and penalties are included within the related tax liability line in the consolidated balance sheet.
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
Total consideration in multiple-element arrangements is allocated to each deliverable based on the relative selling price at the inception of the arrangements and does not change. We determine the estimated selling price for each deliverable using the selling price hierarchy (vendor-specific objective evidence of selling price, third-party evidence of selling price, and best estimated selling price). We review estimated selling prices used in this hierarchy on a quarterly basis and update as required. As a result, the allocation of total consideration in future new multiple-element arrangements with the same deliverables can change.
Goodwill and Other Indefinite-Lived Intangible Assets
Goodwill represents the excess of costs over fair value of assets and liabilities of businesses acquired. Goodwill and intangibles with an indefinite life are not subject to regular periodic amortization. Instead, the carrying amount of the goodwill and indefinite-lived intangibles is tested for impairment at least annually, and between annual tests if events or circumstances warrant such a test. An impairment loss would be recognized if the carrying amount exceeded the fair value.
We assess recoverability of goodwill at the reporting unit level. A reporting unit is an operating segment or a component of an operating segment which is a business and for which discrete financial information is available and reviewed by a segment manager. At December 31, 2014, our reporting units are North America, United Kingdom, Benelux (the Netherlands and Belgium), Europe Partnerships, Latin America, Greater China, Asia Partnerships, Australia and India.
We perform a two-step goodwill impairment test. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets, including goodwill assigned to that reporting unit, goodwill is not impaired and no further test is performed. However, if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, the second step of the impairment test is performed to determine the magnitude of the impairment, which is the implied fair value of the reporting unit's goodwill compared to the carrying value. The implied fair value of goodwill is the difference between the fair value of the reporting unit and the fair value of its identifiable net assets. If the carrying value of goodwill exceeds the implied fair value of goodwill, the goodwill is written down to its implied fair value and an impairment loss equal to this difference is recorded in the period that the impairment is identified as an operating expense.
We determine the fair value of our reporting units based on the market approach and also in certain instances use the income approach to further validate our results. Under the market approach, we estimate the fair value based on market multiples of current year earnings before interest, taxes, depreciation and amortization (“EBITDA”) for each individual reporting unit. We use judgment in identifying the relevant comparable company market multiples (i.e., recent divestitures/acquisitions, facts and circumstances surrounding the market, dominance, growth rate, etc.). As of our most recent impairment analysis, the current year EBITDA multiples used to determine the individual reporting unit's fair value range from 4 to 12. For the income approach, we use discounted cash flow method (“DCF”) to estimate the fair value of a reporting unit. The projected cash flows are based on management's most recent view of the long-term outlook for each reporting unit. Factors specific to each reporting unit could include revenue growth, profit margins, terminal value, capital expenditures projections, assumed tax rates, discount rates and other assumptions deemed reasonable by management. For our 2014 year-end impairment analysis, we applied DCF approach to determine fair value for certain reporting units. The discount rates used to determine the individual reporting unit's fair value range from 9% to 18%.
Our determination of current year EBITDA multiples and projected cash flows are sensitive to the risk of future variances due to market conditions as well as business unit execution risks. Management assesses the relevance and reliability of the multiples and projected cash flows by considering factors unique to its reporting units, including recent operating results, business plans, economic projections, anticipated future cash flows, recent market transactions involving comparable businesses and other data. EBITDA multiples and projected cash flows can also be significantly impacted by the future growth opportunities for the reporting unit as well as for the Company itself, general market and geographic sentiment and pending or recently completed merger transactions.
Consequently, if future results fall below our forward-looking projections for an extended period of time, the results of future impairment tests could indicate that impairment exists. Although we believe the multiples of current year EBITDA in our market approach and the projected cash flows in our income approach make reasonable assumptions about our business, a significant increase in competition or reduction in our competitive capabilities could have a significant adverse impact on our ability to retain market share and thus on the projected values for our reporting units.
As a reasonableness check, we reconcile the estimated fair values derived in the valuations for the total Company based on the individual reporting units to our total enterprise value (calculated by multiplying the closing price of our common stock on December 31, 2014 by the number of shares outstanding at that time, adjusted for the value of the Company's debt).
At December 31, 2014, the estimated fair values of our reporting units exceeded the respective carrying values by amounts ranging from 21% to well over 100%.  Our Australia reporting unit was at the low end of the range and our largest reporting unit, North America, was at the high end of the range at December 31, 2014.
The allocated goodwill by reportable segment is as follows:

(in millions)	Number of Reporting Units	As of December 31, 2014	As of December 31, 2013
North America	1	$268.6	$265.1
Asia Pacific	4	199.9	210.2
Europe and Other International Markets	4	106.7	113.8
		$575.2	$589.1
For indefinite-lived intangibles, other than goodwill, an impairment loss is recognized if the carrying value exceeds the fair value. The estimated fair value is determined by utilizing the expected present value of the future cash flows of the assets.
No impairment charges related to goodwill and indefinite-lived intangibles have been recognized for the fiscal years ended December 31, 2014, 2013 and 2012.
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

Consolidated Revenue
The following table presents our core and total revenue by segment:

	For the Years Ended December 31,
	2014	2013	2012
	(Amounts in millions)
Revenue:
North America	$1,248.8	$1,233.9	$1,225.6
Asia Pacific	181.7	178.3	174.2
Europe and Other International Markets	251.2	241.4	241.2
Core Revenue	1,681.7	1,653.6	1,641.0
Divested and Other Businesses	0.1	1.6	22.0
Total Revenue	$1,681.8	$1,655.2	$1,663.0
The following table presents our core and total revenue by customer solution set:

	For the Years Ended December 31,
	2014	2013	2012
	(Amounts in millions)
Revenue:
Risk Management Solutions	$1,054.8	$1,045.4	$1,046.9
Sales & Marketing Solutions	626.9	608.2	594.1
Core Revenue	1,681.7	1,653.6	1,641.0
Divested and Other Businesses	0.1	1.6	22.0
Total Revenue	$1,681.8	$1,655.2	$1,663.0
Year Ended December 31, 2014 vs. Year Ended December 31, 2013
Total revenue increased $26.6 million, or 2% (both before and after the effect of foreign exchange), for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The increase in total revenue was driven by an increase in North America total revenue of $14.9 million, or 1% (both before and after the effect of foreign exchange), an increase in Europe and Other International Markets total revenue of $9.3 million, or 4% (1% increase before the effect of foreign exchange), and an increase in Asia Pacific total revenue of $2.4 million, or 1% (5% increase before the effect of foreign exchange).
Europe and Other International Markets total revenue was impacted by the ceasing of operations of our Ireland Small Corporate Registry Business, during the year ended December 31, 2014, which we reclassified as “Divested and Other Businesses.”
Asia Pacific total revenue was impacted by the ceasing of operations of our India Event Planning and Rural Marketing Businesses, during the year ended December 31, 2013, which we reclassified as “Divested and Other Businesses.”
Core revenue, which reflects total revenue less revenue from Divested and Other Businesses, increased $28.1 million, or 2% (both before and after the effect of foreign exchange), for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The increase in core revenue is primarily attributed to:

•	Growth in our alliance product with Salesforce.com, our Optimizer product and our Integration Manager product; and

•	Increased transactional usage of various risk products, across most markets, by new and existing customers (e.g., D&B Direct and Compliance solutions);
partially offset by:

•	Decreased revenue of our subscription plans primarily due to a decline in sales in prior quarters.

Customer Solution Sets
On a customer solution set basis, core revenue reflects:

•
A $9.4 million, or 1% increase (both before and after the effect of foreign exchange), in Risk Management Solutions. The increase was driven by an increase in revenue in Europe and Other International Markets of $6.5 million, or 3% (less than 1% increase before the effect of foreign exchange), and an increase in revenue in Asia Pacific of $4.4 million, or 3%, (7% increase before the effect of foreign exchange), partially offset by a decrease in revenue in North America of $1.5 million, or less than 1% (both before and after the effect of foreign exchange); and

•
An $18.7 million, or 3% increase (both before and after the effect of foreign exchange), in Sales & Marketing Solutions. The increase was driven by an increase in revenue in North America of $16.4 million, or 3% (both before and after the effect of foreign exchange), and an increase in revenue in Europe and Other International Markets of $3.3 million, or 8% (3% increase before the effect of foreign exchange), partially offset by a decrease in revenue in Asia Pacific of $1.0 million, or 5% (2% decrease before the effect of foreign exchange).

Year Ended December 31, 2013 vs. Year Ended December 31, 2012
Total revenue decreased $7.8 million, or 1% (flat before the effect of foreign exchange), for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The decrease in total revenue was primarily driven by a decrease in Asia Pacific total revenue of $16.2 million, or 8% (5% decrease before the effect of foreign exchange), partially offset by an increase in North America total revenue of $8.3 million, or 1% (both before and after the effect of foreign exchange) and an increase in Europe and Other International Markets total revenue of $0.1 million, or less than 1% (both before and after the effect of foreign exchange).
Europe and Other International Markets total revenue was impacted by the ceasing of operations of our Ireland Small Corporate Registry Business, during the year ended December 31, 2014, which we reclassified as “Divested and Other Businesses.”
Asia Pacific total revenue was impacted by: (a) the divestiture of: (i) our India Event Planning and Rural Marketing Business during the year ended December 31, 2013; (ii) the domestic portion of our Japanese operations to TSR Ltd. during the year ended December 31, 2012; (iii) our market research business in China, consisting of two joint venture companies during the year ended December 31, 2012; and (iv) a research and advisory services business in India during the year ended December 31, 2012; and (b) the shut-down of our Roadway operations, during the year ended December 31, 2012, all of which we reclassified as “Divested and Other Businesses.”
Core revenue, which reflects total revenue less revenue from Divested and Other Businesses, increased $12.6 million, or 1% (both before and after the effect of foreign exchange), for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The increase in core revenue is primarily attributed to:

•	Increased purchases from new and existing customers including revenue from new products (e.g., Data.com, D&B Direct, and Compliance Check); and

•	Increased spend by new and existing customers as a result of their need to integrate Dun & Bradstreet data (e.g., Optimizer);
partially offset by:

•	The carry-over from the weak sales performance in North America in prior quarters due to the ratable nature of Risk Management Solutions revenue.

Customer Solution Sets
On a customer solution set basis, core revenue reflects:

•
A $1.5 million, or less than 1% decrease (1% increase before the effect of foreign exchange), in Risk Management Solutions. The decrease was driven by a decrease in revenue in North America of $7.4 million, or 1% (both before and after the effect of foreign exchange), and a decrease in revenue in Europe and Other International Markets of $1.1 million, or 1% (both before and after the effect of foreign exchange), partially offset by an increase in revenue in Asia Pacific of $7.0 million, or 5% (9% increase before the effect of foreign exchange); and

•
A $14.1 million, or 2% increase (3% increase before the effect of foreign exchange), in Sales & Marketing Solutions. The increase was driven by an increase in revenue in North America of $15.7 million, or 3% (both before and after the effect of foreign exchange) and an increase in revenue in Europe and Other International Markets of $1.3 million, or 3% (4% increase before the effect of foreign exchange), partially offset by a decrease in Asia Pacific of $2.9 million, or 11% (8% decrease before the effect of foreign exchange).

Recent Developments
Shanghai Roadway D&B Marketing Services Co. Ltd.
On March 18, 2012, we announced we had temporarily suspended our Shanghai Roadway D&B Marketing Services Co. Ltd. (“Roadway”) operations in China, pending an investigation into allegations that its data collection practices may have violated local Chinese consumer data privacy laws. Thereafter, the Company decided to permanently cease the operations of Roadway. In addition, we have been reviewing certain allegations that we may have violated the Foreign Corrupt Practices Act and certain other laws in our China operations. As previously reported, we have voluntarily contacted the Securities and Exchange Commission (“SEC”) and the United States Department of Justice (“DOJ”) to advise both agencies of our investigation, and we are continuing to meet with representatives of both the SEC and DOJ in connection therewith. Our investigation remains ongoing and is being conducted at the direction of the Audit Committee.
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
For the years ended December 31, 2014 and 2013, we incurred $3.7 million and $7.4 million, respectively, of legal and other professional fees related to matters in China. Additionally, during the year ended December 31, 2012, we incurred $13.5 million of legal and other professional fees and $2.1 million in local shut-down costs, as well as an impairment charge of $12.9 million related to accounts receivable, intangible assets, prepaid costs and software for Roadway, an operation in our Greater China reporting unit. For the year ended December 31, 2012, the Roadway operations had $5.4 million of revenue and $14.5 million of operating loss. Dun and Bradstreet acquired Roadway’s operations in 2009, and for 2011 Roadway accounted for approximately $22 million in revenue and $2 million in operating income.
As our investigation and our discussions with both the SEC and DOJ are ongoing, we cannot yet predict the ultimate outcome of the matter or its impact on our business, financial condition or results of operations. Based on our discussions with the SEC and DOJ, including an indication from the SEC in February 2015 of its initial estimate of the amount of net benefit potentially earned by the Company as a result of the challenged activities, we continue to believe that it is probable that the Company will incur a loss related to the government's investigation. We will be meeting with the Staff of the SEC to obtain and understand the assumptions and methodologies underlying their initial estimate and will subsequently provide a responsive position. The DOJ also advised the Company in February 2015 that they will be proposing terms of a potential settlement, but we are unable to predict the terms of any such proposal. Accordingly, we are unable at this time to reasonably estimate the amount or range of any loss, although it is possible that the amount of such loss could be material. In accordance with ASC 450, “Contingencies,” or “ASC 450,” no amount in respect of any potential liability in this matter, including for penalties, fines or other sanctions, has been accrued in the consolidated financial statements.

Consolidated Operating Costs
The following table presents our consolidated operating costs and operating income:

	For the Years Ended December 31,
	2014	2013	2012
	(Amounts in millions)
Operating Expenses	$557.6	$550.5	$521.0
Selling and Administrative Expenses	624.7	582.5	602.2
Depreciation and Amortization	63.1	71.2	78.3
Restructuring Charge	14.9	13.9	29.4
Operating Costs	$1,260.3	$1,218.1	$1,230.9
Operating Income	$421.5	$437.1	$432.1
Operating Expenses
Year Ended December 31, 2014 vs. Year Ended December 31, 2013
Operating expenses increased $7.1 million, or 1%, for the year ended December 31, 2014, compared to the year ended December 31, 2013. The increase was primarily due to the following:

•	Increased costs in data and technology as a result of our strategic investments; and

•	The impairment of the Parsippany, New Jersey building in our North America segment;
partially offset by:

•
Non-recurring costs that occurred in the prior year period associated with our technology and software assets that were primarily related to our data management infrastructure (data supply chain) in our North America segment, which was impaired and written off in the fourth quarter of 2013.

Year Ended December 31, 2013 vs. Year Ended December 31, 2012
Operating expenses increased $29.5 million, or 6%, for the year ended December 31, 2013, compared to the year ended December 31, 2012. The increase was primarily due to the following:

•
Impairment charges primarily related to (i) technology and software assets that were primarily related to our data management infrastructure (data supply chain) in our North America segment. We can improve data collection through other commercially available means, as needed; and (ii) our China Trade Portal (“Portal”) asset in our Asia Pacific segment resulting from lower than expected product revenue. We decided to sunset the Portal product and migrate our existing Portal customers to an enhanced version of our existing DUNS Registered Seal product;

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
Selling and Administrative Expenses
Year Ended December 31, 2014 vs. Year Ended December 31, 2013
Selling and administrative expenses increased $42.2 million, or 7%, for the year ended December 31, 2014, compared to the year ended December 31, 2013. The increase was primarily due to investments in our strategy which includes increased compensation costs and consulting costs.

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
For our pension plans globally, we had a net pension periodic cost of $18.7 million, $24.9 million and $17.7 million for the years ended December 31, 2014, 2013 and 2012, respectively. The fluctuation in the pension cost was due to the following:

•
Expected return on plan assets is a major component of the net pension periodic cost. Expected return on plan assets included in annual pension expense for all global plans was $100.2 million, $94.1 million and $99.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. The expected return on plan assets was determined by multiplying the expected long-term rate of return assumption by the market-related value of plan assets. The market-related value of plan assets recognizes asset gains and losses over five years to reduce the effects of short-term market fluctuations on net periodic cost. The increase of expected return on plan assets for the year ended December 31, 2014 compared to the year ended December 31, 2013, was primarily due to the higher market-related value of plan assets driven by better asset performance and a $20 million Company contribution to our U.S. Qualified Plan in 2013. The decrease of expected return on plan assets for the year ended December 31, 2013 compared to the year ended December 31, 2012, was primarily due to the lower market-related value of plan assets driven by the asset loss incurred in 2008.

•
Actuarial loss amortization included in annual pension expense was also a major factor in driving the pension costs to fluctuate from year to year. Actuarial loss amortization was largely impacted by the discount rate, amortization period and plan experience (for example, the lower the discount rate, the higher the loss amortization). Actuarial loss amortization included in annual pension expense for all global plans was $36.1 million, $43.7 million and $35.6 million for the years ended December 31, 2014, 2013 and 2012, respectively, of which $32.7 million, $39.9 million and $33.3 million were attributable to our U.S. plans for the years ended December 31, 2014, 2013 and 2012, respectively. Lower actuarial loss amortization in the U.S. plans for the year ended December 31, 2014 compared to the year ended December 31, 2013, was primarily due to the higher discount rate applied to our plans at January 1, 2014. Higher actuarial loss amortization in the U.S. plans for the year ended December 31, 2013 compared to the year ended December 31, 2012, was primarily due to the lower discount rate applied to our plans at January 1, 2013 and higher actuarial losses subject to amortization. The discount rate used to measure the pension costs for our U.S. plans for the years ended December 31, 2014, 2013 and 2012 was 4.44%, 3.54% and 4.05%, respectively.

•
The increase or decrease in actuarial loss amortization was substantially offset by the decrease or increase in interest cost, a component of net periodic pension costs. Interest cost included in the net periodic pension costs was $78.9 million, $70.2 million and $75.2 million, respectively, for the years ended December 31, 2014, 2013 and 2012, of which $66.5 million, $58.5 million and $63.8 million were attributable to our U.S. plans for the years ended December 31, 2014, 2013 and 2012, respectively. Change in interest cost for our U.S. plans was driven by a change in discount rates (for example, the higher the discount rate, the higher the interest cost).

We expect that the net pension cost in 2015 will be approximately $18 million for all of our global pension plans, of which approximately $13 million and $5 million will be attributable to the U.S. plans and non-U.S. plans, respectively. This compares to a net pension cost of $18.7 million in 2014, of which $13.5 million and $5.2 million were attributable to the U.S. plans and non-U.S. plans, respectively. For our U.S. plans, the pension cost in 2015 is primarily impacted by higher actuarial losses amortization as result of the adoption of new mortality tables and a lower discount rate at December 31, 2014. This increase is essentially offset by lower interest cost driven by a lower discount rate as well as a higher expected return on plan assets due to a higher market-related value of plan assets. The discount rate applied to our U.S. plans at January 1, 2015 is 3.60%, an 84 basis points decrease from the 4.44% discount rate used for 2014.
We had postretirement benefit income of $2.0 million, $9.1 million and $11.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. The decrease in the postretirement benefit income was primarily due to the following:

•
Lower amortization of prior service credits was a major factor attributable to the fluctuation of postretirement benefit income for the years ended December 31, 2014, 2013 and 2012. Amortization of prior service credits included in annual postretirement benefit income was $2.4 million, $9.2 million and $9.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. The lower amortization of prior service credits for the year ended December 31, 2014, compared to the year ended December 31, 2013, resulted from one of the major credits established on July 1, 2010 being in the final year of amortization as discussed below and the outstanding balance was less than prior year’s amortization. This, however, was partially offset by the amortization of prior service credits resulting from a plan amendment in July 2014 as discussed below. The lower amortization of prior service credit for the year ended December 31, 2013, compared to the year ended December 31, 2012 resulted from one of the major credits established on December 31, 2009 being in the final year of amortization as discussed below and the outstanding balance was less than prior year’s amortization.

▪
In July 2014, we amended our post-65 retiree health plan to eliminate our group-based retiree medical and prescription plans effective December 31, 2014. Effective January 1, 2015, we will provide eligible retirees and dependents age 65 or older access to coverage in the individual Medicare market. Dun & Bradstreet also provides an annual contribution towards retirees’ premiums and other out-of-pocket costs. As a result of this change, we reduced our accumulated postretirement obligation by $4.9 million in the third quarter of 2014, which will be amortized over approximately three years.

▪
The credit which was fully amortized in 2014 was established in July 1, 2010 in connection with the Health Care and Education Reconciliation Act of 2010. In connection with the adoption of this health care law, we converted the then current prescription drug program for retirees over 65 to a group-based company sponsored Medicare Part D program, or EGWP. Beginning in 2013, we used the Part D subsidies delivered through the EGWP each year to reduce net company retiree medical costs until net company costs were completely eliminated. As a result, we reduced our accumulated postretirement obligation by $21 million in the third quarter of 2010, which was amortized over approximately four years.

▪
The credit which was fully amortized in 2013 was established in late 2009 as a result of the elimination of the company-paid retiree life insurance benefits and a change in the sharing methodology, where Dun & Bradstreet only shared the minimum amount of subsidy required to maintain actuarial equivalence for as long as possible. This plan change was approved in December 2009 and reduced our accumulated postretirement obligation by approximately $20 million at December 31, 2009, which was amortized over four years.

•
Lower amortization of actuarial gain was also a factor attributable to lower postretirement benefit income for both of the years ended December 31, 2014 and 2013. Recognized actuarial gain included in annual postretirement benefit income was $1.1 million, $1.4 million and $2.5 million for the years ended December 31, 2014, 2013 and 2012, respectively. Lower amortization of actuarial gain for the year ended December 31, 2014 was primarily due to a lower balance of unrecognized actuarial gain at January 1, 2014. This was primarily due to smaller EGWP reimbursements from the government as the result of the revised formula applied to the calculation of company reimbursements. Lower amortization of actuarial gain for the year ended December 31, 2013 was primarily due to a lower discount rate applied to our postretirement benefit plan at January 1, 2013. The discount rate used to measure the postretirement benefit costs for our postretirement benefit plan for the years ended December 31, 2014, 2013 and 2012 was 3.18%, 2.59% and 3.17%, respectively.

We expect postretirement benefit income will be approximately $1 million in 2015. Our lower income in 2015 is primarily due to lower amortization of prior service credits resulting from one of the major credits established on July 1, 2010 was fully amortized in 2014 (see discussion above). This is partially offset by the amortization of prior service credits resulting from the plan amendment in July 2014 as discussed above.
Both plan changes were accounted for as plan amendments under ASC 715-60-35, “Compensation-Retirement Benefits.”

We had expense associated with our 401(k) Plan of $8.5 million, $8.5 million and $13.6 million for the years ended December 31, 2014, 2013 and 2012, respectively. The decrease in expense in 2014 and 2013 from 2012 was due to a discretionary company contribution of $5.3 million in 2012, which did not recur in 2014 or 2013.
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
Stock-Based Compensation
For the years ended December 31, 2014, 2013 and 2012, we recognized total stock-based compensation expense (e.g., stock options, restricted stock, etc.) of $11.4 million, $8.7 million and $10.6 million, respectively.
For the years ended December 31, 2014, 2013 and 2012, we recognized expense associated with our stock option programs of $0.9 million, $1.7 million, and $3.8 million, respectively. The decrease in expense in 2014 from 2013 and 2012 was primarily due to changes in our executive compensation program beginning in 2013 where the annual grants of stock options were replaced by grants of longer-term performance based restricted stock units.
For the years ended December 31, 2014, 2013 and 2012, we recognized expense associated with our restricted stock units, restricted stock and restricted stock opportunity programs of $9.7 million, $6.3 million and $6.1 million, respectively. The increase in expense in 2014 from 2013 and 2012 was primarily due to changes in our executive compensation program beginning in 2013 where more emphasis was placed on grants of longer-term performance based restricted stock units as well as higher forfeitures during 2013 associated with terminated employees.
For the years ended December 31, 2014, 2013 and 2012, we recognized expense associated with our Employee Stock Purchase Plan (“ESPP”) of $0.8 million, $0.7 million and $0.7 million, respectively.
We consider these costs to be part of our compensation costs and, therefore, they are included in operating expenses and in selling and administrative expenses, based upon the classifications of the underlying compensation costs.
Depreciation and Amortization
Depreciation and amortization decreased $8.1 million, or 11%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. This decrease was primarily driven by costs that occurred in the prior year period associated with (i) our technology and software assets that were related to our data management infrastructure (data supply chain) in our North America segment; and (ii) our Portal asset in our Asia Pacific segment, both of which were impaired and written-off in the fourth quarter of 2013.
Depreciation and amortization decreased $7.1 million, or 9%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. This decrease was primarily attributed to software assets that became fully depreciated in 2012 and the divestiture of the domestic portion of our Japanese operations to TSR Ltd.
Restructuring Charge
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

The determination of when we accrue for severance costs and which standard applies depends on whether the termination benefits are provided under an ongoing arrangement as described in ASC 712-10 or under a one-time benefit arrangement as defined by ASC 420-10. Inherent in the estimation of the costs related to the restructurings are assessments related to the most likely expected outcome of the significant actions to accomplish the exit activities. In determining the charges related to the restructurings, we have to make estimates related to the expenses associated with the restructurings. These estimates may vary significantly from actual costs depending, in part, upon factors that may be beyond our control. We will continue to review the status of our restructuring obligations on a quarterly basis and, if appropriate, record changes to these obligations in current operations based on management’s most current estimates.
During the year ended December 31, 2014, we recorded a $14.9 million restructuring charge. The significant components of these charges included:

•
Severance and termination costs of $13.0 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 155 employees were impacted. Of these 155 employees, approximately 145 employees exited the Company in 2014 and approximately 10 employees will exit the Company in 2015. The cash payments for these employees will be substantially completed by the second quarter of 2015; and

•	Contract termination, lease termination obligations and other exit costs including those to consolidate or close facilities and impairments of $1.9 million.
During the year ended December 31, 2013, we recorded a $13.9 million restructuring charge. The significant components of these charges included:

•
Severance and termination costs of $8.2 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 160 employees were impacted. Of these 160 employees, approximately 140 employees exited the Company in 2013 and approximately 20 employees exited the Company in 2014. The cash payments for these employees were substantially completed by the second quarter of 2014; and

•	Contract termination, lease termination obligations and other exit costs including those to consolidate or close facilities of $5.7 million.
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

•	Contract termination, lease termination obligations, other exit costs including those to consolidate or close facilities of $6.7 million.
Interest Income (Expense) – Net
The following table presents our “Interest Income (Expense) – Net:”

	For the Years Ended December 31,
	2014	2013	2012
	(Amounts in millions)
Interest Income	$1.7	$1.3	$0.8
Interest Expense	(43.3)	(40.7)	(39.5)
Interest Income (Expense) - Net	$(41.6)	$(39.4)	$(38.7)
Interest income increased $0.4 million, or 35%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The increase in interest income was primarily attributable to higher average amounts of invested cash. Interest income increased $0.5 million, or 48%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The increase in interest income was primarily attributable to higher average amounts of invested cash.

Interest expense increased $2.6 million, or 7%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The increase in interest expense was primarily attributable to higher amounts of average debt outstanding. Interest expense increased $1.2 million, or 3%, for the year ended December 31, 2013 as compared to the year ended December 31, 2012. The increase in interest expense was primarily attributable to higher amounts of average debt outstanding.

Other Income (Expense) – Net
The following table presents our “Other Income (Expense) – Net:”

	For the Years Ended December 31,
	2014	2013	2012
	(Amounts in millions)
Effect of Legacy Tax Matters (a)	$(28.6)	$0.8	$(14.8)
Gain (Loss) on Sale of Businesses (b)	—	—	6.1
Miscellaneous Other Income (Expense) - Net (c)	(2.7)	(2.5)	(6.4)
Other Income (Expense) - Net	$(31.3)	$(1.7)	$(15.1)

(a)
During the year ended December 31, 2014, we recognized the reduction of a contractual receipt under a tax allocation agreement between Moody's Corporation and Dun & Bradstreet as it relates to the effective settlement of audits for the 2007 - 2009 tax years and the expiration of a statute of limitations for the 2010 tax year. During the year ended December 31, 2012, we recognized the reduction of a contractual receipt under a tax allocation agreement between Moody's Corporation and Dun & Bradstreet as it relates to the expiration of the statute of limitations for the tax years 2005 and 2006.

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

Provision for Income Taxes

Effective Tax Rate for the Year Ended December 31, 2012	22.0%
Impact of Loss on Investment (1)	4.1
Impact of Legacy Tax Matters (2)	6.9
Impact of Release of Uncertain Tax Positions	1.6
Impact of Losses in Jurisdictions with Lower Tax Rates	0.4
Impact of Change in State Tax Rates	(0.8)
Effective Tax Rate for the Year Ended December 31, 2013	34.2%
Impact of Legacy Tax Matters (3)	(14.9)
Impact of Release of Uncertain Tax Positions	(7.4)
Impact of Nondeductible Charges	3.9
Impact of Tax Credits and Deductions	(2.7)
Impact of Change in State Tax Rates	1.6
Other	0.4
Effective Tax Rate for the Year Ended December 31, 2014	15.1%
(1) Impact was due to a non-recurring investment loss in 2012 that did not recur in 2013.

(2) Impact was due to a release of uncertain tax positions in 2012 due to the expiration of the statute of limitations for the 2005 - 2006 tax years that did not recur in 2013.
(3) Impact was due to the release of uncertain positions in 2014 due to the effective settlement of audits for the 2007 - 2009 tax years and the expiration of the statute of limitations for the 2010 tax year.
We expect our tax rate from ongoing operations to have a beneficial impact as earnings continue to increase from operations in lower tax rate jurisdictions.
Earnings per Share
We assess if any of our share-based payment transactions are deemed participating securities prior to vesting and therefore need to be included in the earnings allocation when computing EPS under the two-class method. The two-class method requires earnings to be allocated between common shareholders and holders of participating securities. All outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be a separate class of common stock and should be included in the calculation of basic and diluted EPS. Based on a review of our stock-based awards, we have determined that only our restricted stock awards are deemed participating securities. We did not have any weighted average restricted shares outstanding for the years ended December 31, 2014 and 2013. The weighted average restricted shares outstanding were 11,658 shares for the years ended December 31, 2012.
We are required to include in our computation of diluted EPS any contingently issuable shares that have actually satisfied all the necessary conditions by the end of the reporting period or would have satisfied all necessary conditions if the end of the reporting period was the end of the performance period. Contingently issuable shares are shares that issuance is contingent upon the satisfaction of certain conditions other than just services. Beginning in 2013, we granted certain employees target awards of performance-based restricted stock units, in the form of leveraged restricted stock units or performance units. As the actual number of Dun & Bradstreet common shares ultimately received by the employee can range from zero to 200% of the target award depending on the Company’s actual performance against pre-established market conditions or performance conditions, these awards are considered contingently issuable shares.
The following table sets forth our EPS:

	For the Years Ended December 31,
	2014	2013	2012
Basic Earnings Per Share of Common Stock Attributable to Dun & Bradstreet Common Shareholders	$8.06	$6.61	$6.47
Diluted Earnings Per Share of Common Stock Attributable to Dun & Bradstreet Common Shareholders	$7.99	$6.54	$6.43
For the year ended December 31, 2014, both basic EPS attributable to Dun & Bradstreet common shareholders and diluted EPS attributable to Dun & Bradstreet common shareholders increased 22% compared with the year ended December 31, 2013, due to an increase of 14% in Net Income Attributable to Dun & Bradstreet common shareholders and a 7% reduction in the weighted average number of basic and diluted shares outstanding resulting from our total share repurchases.
For the year ended December 31, 2013, both basic EPS attributable to Dun & Bradstreet common shareholders and diluted EPS attributable to Dun & Bradstreet common shareholders increased 2%, compared with the year ended December 31, 2012, due to a 14% reduction in the weighted average number of basic and diluted shares outstanding resulting from our total share repurchases, partially offset by a decrease of 13% in Net Income Attributable to Dun & Bradstreet common shareholders.
Segment Results
Through December 31, 2014, we managed and reported our business through the following three segments:

•	North America (which consists of our operations in the U.S.and Canada);

•	Asia Pacific (which primarily consists of our operations in Australia, Greater China, India and Asia Pacific Worldwide Network); and

•	Europe and other International Markets (which primarily consists of our operations in the U.K., the Netherlands, Belgium, Latin America and our European Worldwide Network).

To further align with our strategy, we began reporting our business as of January 1, 2015 through two segments:

•	Americas (which consists of our operations in the U.S., Canada and Latin America); and

•	Non Americas (which primarily consists of our operations in the U.K., the Netherlands, Belgium, Australia, Greater China, India and our Worldwide Network).
North America
North America is our largest segment representing 74% of our total revenue for each of the years ended December 31, 2014, 2013 and 2012.
There were no divestitures within this segment during the years ended December 31, 2014 and 2013. During the year ended December 31, 2012, we completed the sale of: (i) AllBusiness.com, Inc.; (ii) Purisma Incorporated; and (iii) a small supply management company. These businesses were classified as “Divested and Other Businesses.” These Divested and Other Businesses did not have an impact on total revenue during the year ended December 31, 2012. See Note 14 and Note 17 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further detail.
North America represented 74% of our core revenue for each of the years ended December 31, 2014, 2013 and 2012.
The following table presents our North America revenue by customer solution set and North America operating income:

	For the Years Ended December 31,
	2014	2013	2012
	(Amounts in millions)
Revenue:
Risk Management Solutions	$691.7	$693.2	$700.6
Sales & Marketing Solutions	557.1	540.7	525.0
North America Total and Core Revenue	$1,248.8	$1,233.9	$1,225.6
Operating Income	$397.8	$407.4	$480.9
Year Ended December 31, 2014 vs. Year Ended December 31, 2013
North America Overview
North America total and core revenue increased $14.9 million, or 1% (both before and after the effect of foreign exchange), for the year ended December 31, 2014 as compared to the year ended December 31, 2013.
North America Customer Solution Sets
On a customer solution set basis, the $14.9 million increase in total and core revenue for the year ended December 31, 2014, as compared to the year ended December 31, 2013, reflects:
Risk Management Solutions
A decrease in Risk Management Solutions of $1.5 million, or less than 1% (both before and after the effect of foreign exchange), attributable to a decline in our DNBi and non-DNBi subscription plans partially offset by growth in our Projects and Other Risk Management Solutions.
DNBi Subscription Plans, which accounted for 58% of total North America Risk Management Solutions, decreased 4% (both before and after the effect of foreign exchange) primarily attributable to declining sales performance in prior quarters due to the ratable nature of DNBi revenue as well as competition. While DNBi retention continued to be in the low 90% range, and pricing was up in the low single digits, we are not generating enough new customers to offset normal attrition. We expect this trend to continue in 2015. We are in the process of upgrading DNBi to the cloud. This will take time and we do not expect it to have an impact on revenue in 2015.
Non-DNBi Subscription Plans, which accounted for 7% of total North America Risk Management Solutions, decreased 6% (both before and after the effect of foreign exchange) primarily due to a shift in product mix from our Non-DNBi Subscription Plans to our Projects and Other Risk Management Solutions as well as declining sales performance in prior quarters. Our strategy is focused more on other products that fall under Risk Management Solutions and Sales & Marketing

Solutions projects, and we are no longer actively investing in Non-DNBi Subscription products. As a result, customers of these products are either exiting Dun & Bradstreet or migrating to other more modern solutions and ways to consume our content.
This performance with respect to our DNBi and non-DNBi subscription plans was consistent with what we have experienced over the course of the year.
Projects and Other Risk Management Solutions, which accounted for 35% of total North America Risk Management Solutions, increased 9% (both before and after the effect of foreign exchange), primarily due to:

•	Increased spending and usage by customers of existing products (e.g., Compliance and our DaaS Solution D&B Direct);

•	A shift in product mix to our Projects and Other Risk Management Solutions from our Non-DNBi Subscription Plans; and

•	The timing of a renewal of a large government contract due to the timing of government funding;
partially offset by:

•	The expiration of a government contract with a temporary government agency.
Sales & Marketing Solutions
An increase in Sales & Marketing Solutions of $16.4 million, or 3% (both before and after the effect of foreign exchange) primarily due to an increase in our Value-Added Solutions partially offset by a decline in our Traditional Sales & Marketing Solutions.
Traditional Sales & Marketing Solutions, which accounted for 35% of total North America Sales & Marketing Solutions, decreased 5% (both before and after the effect of foreign exchange). The decrease was primarily due to:

•
Decreased revenue in our Internet Solutions, primarily due to declining sales performance in prior quarters, driven by reduced customer spend and competitive pressures. We expect this trend to continue in 2015; and

•	Loss of certain customer accounts during the year primarily due to competition.
Value-Added Sales & Marketing Solutions, which accounted for 65% of total North America Sales & Marketing Solutions, increased 8% (both before and after the effect of foreign exchange). The increase was primarily due to:

•	Growth in our alliance product with Salesforce.com, our Optimizer product and our Integration Manager product; and

•	The consolidation of separate agreements that were signed at different times in the prior year.
North America Operating Income

North America operating income for the year ended December 31, 2014 was $397.8 million, compared to $407.4 million for the year ended December 31, 2013, a decrease of $9.6 million, or 2%. The decrease in operating income was primarily attributable to:

•	Increased costs in data and technology as a result of our strategic investments;

•	An increase in compensation costs (i.e., bonus); and

•	An impairment charge related to our Parsippany, New Jersey building;
partially offset by:

•
Non-recurring costs that occurred in the prior year period related to technology and software assets that were primarily related to our data management infrastructure (data supply chain) in our North America segment, which were impaired and written-off in the fourth quarter of 2013; and

•	An increase in total revenue.

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
DNBi Subscription Plans, which accounted for 60% of total North America Risk Management Solutions, decreased 2% (both before and after the effect of foreign exchange) primarily attributable to the carry-over from the weak sales performance in prior quarters due to the ratable nature of Risk Management Solutions revenue and lower purchases from existing customers of DNBi modules enabled by our DNBi platform, as customers’ budgets were focused towards our core DNBi products. Retention rates for our core DNBi subscription plans remain in the low 90% range with price lifts in the low single digit range, which is a slowdown from the low to mid-single price increases we experienced at the beginning of the year. In addition to competitive pressure, pricing is being impacted by our own targeted proactive offers aimed at moving customers from annual contracts to multi-year arrangements where future growth is built in.

Non-DNBi Subscription Plans, which accounted for 8% of total North America Risk Management Solutions, decreased 7% (both before and after the effect of foreign exchange) primarily due to weak sales performance in prior quarters as our customers remained cautious with their spending as a result of continued budgetary and competitive pressures, partially offset by a shift in product mix from our Projects and Other Risk Management Solutions to our Non-DNBi Subscription Plans.
Projects and Other Risk Management Solutions, which accounted for 32% of total North America Risk Management Solutions, increased 2% (both before and after the effect of foreign exchange), due to increased spending and usage by existing customers of our newest product offerings (e.g., D&B Direct and Compliance Check), partially offset by a shift in product mix from our Projects and Other Risk Management Solutions to our Non-DNBi Subscription Plans.
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
Traditional Sales & Marketing Solutions, which accounted for 38% of total North America Sales & Marketing Solutions, decreased 5% (both before and after the effect of foreign exchange). The decrease was primarily due to:

•	Decreased revenue in our Internet business, primarily small business, due to reduced customer spend and competitive pressures. Most of the revenue is subscription based; and

•	A shift in product mix to our Value-Added Sales & Marketing Solutions;
partially offset by:

•	Increased spending by certain customers driven by their need for additional data.

Value-Added Sales & Marketing Solutions, which accounted for 62% of total North America Sales & Marketing Solutions, increased 9% (both before and after the effect of foreign exchange). The increase was primarily due to:

•	Increased spending by new and existing customers as a result of their need to integrate D&B data (e.g. Optimizer); and

•	Growth in DaaS products (e.g., Data.com), partially due to a shift in product mix from our Traditional Sales & Marketing Solutions.

North America Operating Income

North America operating income for the year ended December 31, 2013 was $407.4 million, compared to $480.9 million for the year ended December 31, 2012, a decrease of $73.5 million or 15%. The decrease in operating income was primarily attributable to:

•
Impairment charges primarily related to technology and software assets that were primarily related to our data management infrastructure (data supply chain). We can improve data collection through other commercially available means, as needed;

•	Increased investments in data analytics and technology; and

•	An increase in costs for the deployment of our data supply chain, primarily in the first half of 2013;
partially offset by:

•	An increase in total revenue.
Asia Pacific
Asia Pacific represented 11%, 11% and 12% of our total revenue for the years ended December 31, 2014, 2013 and 2012 respectively.
There were no divestitures within this segment during the year ended December 31, 2014. During the year ended December 31, 2013, we ceased the operations of our India Event Planning and Rural Marketing Businesses. During the year ended December 31, 2012, we divested the following: (i) the domestic portion of our Japanese operations to TSR Ltd.; (ii) our market research business in China, consisting of two joint venture companies; and (iii) a research and advisory services business in India. These businesses have been classified as “Divested and Other Businesses.”
In addition, during the year ended December 31, 2012, we permanently ceased our Roadway operations in China, pending an investigation into allegations that its data collection practices may have violated local Chinese consumer data privacy laws. Also, we have been reviewing certain allegations that we may have violated the FCPA and certain other laws in our China operations. As previously reported, we voluntarily contacted the SEC and the DOJ to advise both agencies of our investigation and we are continuing to meet with representatives of both the SEC and DOJ in connection therewith. Our investigation remains ongoing and is being conducted at the direction of the Audit Committee. This business has been classified as a “Divested and Other Businesses.”
These Divested and Other Businesses contributed less than 1% and 11% to our Asia Pacific total revenue for the years ended December 31, 2013 and 2012, respectively. See Note 14 and Note 17 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further detail.
Asia Pacific represented 11% of our core revenue for each of the years ended December 31, 2014, 2013 and 2012.
The following table presents our Asia Pacific revenue by customer solution set and Asia Pacific operating income. Additionally, this table reconciles the non-GAAP measure of core revenue to the GAAP measure of total revenue:

	For the Years Ended December 31,
	2014	2013	2012
	(Amounts in millions)
Revenue:

Risk Management Solutions	$158.9	$154.5	$147.5
Sales & Marketing Solutions	22.8	23.8	26.7
Asia Pacific Core Revenue	181.7	178.3	174.2
Divested and Other Businesses	—	1.0	21.3
Asia Pacific Total Revenue	$181.7	$179.3	$195.5
Operating Income (Loss)	$28.8	$19.0	$4.7

Year Ended December 31, 2014 vs. Year Ended December 31, 2013
Asia Pacific Overview
Asia Pacific total revenue increased $2.4 million, or 1% (5% increase before the effect of foreign exchange), for the year ended December 31, 2014 as compared to the year ended December 31, 2013.
Asia Pacific total revenue was impacted by the ceasing of operations of our India Event Planning and Rural Marketing Businesses, during the year ended December 31, 2013, which we reclassified as “Divested and Other Businesses.”
Excluding the impact of the Divested and Other Businesses, Asia Pacific core revenue increased $3.4 million, or 2% (6% increase before the effect of foreign exchange) for the year ended December 31, 2014, as compared to the year ended December 31, 2013.
Asia Pacific Customer Solution Sets
On a customer solution set basis, the $3.4 million increase in Asia Pacific core revenue for the year ended December 31, 2014, as compared to the year ended December 31, 2013, reflects:
Risk Management Solutions
An increase in Risk Management Solutions of $4.4 million, or 3% (7% increase before the effect of foreign exchange) primarily due to:

•	Increased project revenue primarily due to a customer's compliance need reflecting new insurance and banking regulations in our Australia market;

•	Increased transactional usage of various risk products, across most markets, by new and existing customers; and

•	Increased revenue due to conversions from our transactional usage products to our higher value fixed price subscription products in our Australia market;

partially offset by:

•	The negative impact of foreign exchange; and

•	Lower collections revenue in our Australia market due to reduced requirements from our government customers.

Sales & Marketing Solutions
A decrease in Sales & Marketing Solutions of $1.0 million, or 5% (2% decrease before the effect of foreign exchange) primarily due to:

•	Decreased project revenue in our marketing business in certain markets; and

•	The negative impact of foreign exchange.

Asia Pacific Operating Income

Asia Pacific operating income for the year ended December 31, 2014 was $28.8 million, compared to operating income of $19.0 million for the year ended December 31, 2013, an increase of $9.8 million. The increase was primarily due to:

•	Non-recurring costs that occurred in the prior year associated with our Portal asset, which was impaired and written-off in the fourth quarter of 2013; and

•	Decreased data and fulfillment costs in certain markets;
partially offset by:

•	Increased compensation costs (i.e., bonus and commission) in certain markets; and

•	An increase in expenses related to investments.

Year Ended December 31, 2013 vs. Year Ended December 31, 2012
Asia Pacific Overview
Asia Pacific total revenue decreased $16.2 million, or 8% (5% decrease before the effect of foreign exchange), for the year ended December 31, 2013 as compared to the year ended December 31, 2012.
Asia Pacific total revenue was impacted by: (a) the divestiture of: (i) our India Event Planning and Rural Marketing Business during the year ended December 31, 2013; (ii) the domestic portion of our Japanese operations to TSR Ltd. during the year ended December 31, 2012; (iii) our market research business in China, consisting of two joint venture companies during the year ended December 31, 2012; and (iv) a research and advisory services business in India during the year ended December 31, 2012; and (b) the shut-down of our Roadway operations, during the year ended December 31, 2012, all of which we reclassified as “Divested and Other Businesses.”
Excluding the impact of Divested and Other Businesses, Asia Pacific core revenue increased $4.1 million, or 2% (6% increase before the effect of foreign exchange) for the year ended December 31, 2013, as compared to the year ended December 31, 2012.
Asia Pacific Customer Solution Sets
On a customer solution set basis, the $4.1 million increase in Asia Pacific core revenue for the year ended December 31, 2013, as compared to the year ended December 31, 2012, reflects:
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
Sales & Marketing Solutions
A decrease in Sales & Marketing Solutions of $2.9 million, or 11% (8% decrease before the effect of foreign exchange) primarily due to:

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

Asia Pacific Operating Income

Asia Pacific operating income for the year ended December 31, 2013 was $19.0 million, compared to operating income of $4.7 million for the year ended December 31, 2012, an increase of $14.3 million. The increase was primarily due to:

•	An impairment in China in 2012 related to our Roadway operations (see “Recent Developments” discussed above);

•	Decreased expenses in 2013 related to our Roadway operations (see “Recent Developments” discussed above); and

•
The favorable net impact of the sale of the domestic portion of our Japanese operations to TSR Ltd. and our ten-year commercial agreement with TSR Ltd. to provide global data to its Japanese customers;

partially offset by:

•	Increased operating expenses (i.e. compensation, data, etc.); and

•
We recorded an impairment charge during the year ended December 31, 2013 related to our Portal asset resulting from lower than expected product revenue. We decided to sunset the Portal product and migrate our existing Portal customers to an enhanced version of our existing DUNS Registered Seal product.

Europe and Other International Markets
Europe and Other International Markets represented 15%, 15% and 14% of our total revenue for the years ended December 31, 2014, 2013 and 2012, respectively.
During the year ended December 31, 2014, we ceased the operations of our Ireland Small Corporate Registry Business. This business has been classified as “Divested and Other Businesses.” This business contributed less than 1% to our Europe and Other International Markets total revenue for each of the years ended December 31, 2014, 2013 and 2012. There were no divestitures within this segment during the years ended December 31, 2013 and 2012. See Note 14 and Note 17 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further detail.
Europe and Other International Markets represented 15% of our core revenue for each of the years ended December 31, 2014, 2013 and 2012.
The following table presents our Europe and Other International Markets revenue by customer solution set and Europe and Other International Markets operating income. Additionally, this table reconciles the non-GAAP measure of core revenue to the GAAP measure of total revenue:

	For the Years Ended December 31,
	2014	2013	2012
	(Amounts in millions)
Revenue:
Risk Management Solutions	$204.2	$197.7	$198.8
Sales & Marketing Solutions	47.0	43.7	42.4
Europe and Other International Markets Core Revenue	$251.2	$241.4	$241.2
Divested and Other Businesses	0.1	0.6	0.7
Europe and Other International Markets Total Revenue	$251.3	$242.0	$241.9
Operating Income	$75.3	$72.9	$68.8
Year Ended December 31, 2014 vs. Year Ended December 31, 2013
Europe and Other International Markets Overview
Europe and Other International Markets total revenue increased $9.3 million, or 4% (1% increase before the effect of foreign exchange), for the year ended December 31, 2014 as compared to the year ended December 31, 2013.
Europe and Other International Markets total revenue was impacted by the ceasing of operations of our Ireland Small Corporate Registry Business, during the year ended December 31, 2014, which we reclassified as “Divested and Other Businesses.”
Excluding the impact of the Divested and Other Businesses, core revenue increased $9.8 million, or 4% (1% increase before the effect of foreign exchange) for the year ended December 31, 2014, as compared to the year ended December 31, 2013.
Europe and Other International Markets Customer Solution Sets
On a customer solution set basis, the $9.8 million increase in Europe and Other International Markets core revenue for the year ended December 31, 2014, as compared to the year ended December 31, 2013, reflects:
Risk Management Solutions
An increase in Risk Management Solutions of $6.5 million, or 3% (less than 1% increase before the effect of foreign exchange) primarily due to:

•	The positive impact of foreign exchange;

•	Growth from purchases by our D&B Worldwide Network for fulfillment services and product usage; and

•	Increased project revenue due to a customer's compliance needs in our U.K. market;
partially offset by:

•	Reduced customer spend, economic pressures and decreased usage in our Belgium market.
Sales & Marketing Solutions
An increase in Sales & Marketing Solutions of $3.3 million, or 8% (3% increase before the effect for foreign exchange) primarily due to the positive impact of foreign exchange and an increase in purchases by existing and new customers expanding their usage of data in our project-oriented business.
Europe and Other International Markets Operating Income

Europe and Other International Markets operating income for the year ended December 31, 2014 was $75.3 million, compared to $72.9 million for the year ended December 31, 2013, an increase of $2.4 million, or 3%, primarily due to the positive impact of foreign exchange and increased revenue in certain markets, partially offset by increased compensation (i.e., bonus and commission) and data costs.
Year Ended December 31, 2013 vs. Year Ended December 31, 2012
Europe and Other International Markets Overview
Europe and Other International Markets total revenue increased $0.1 million, or less than 1% (both before and after the effect of foreign exchange), for the year ended December 31, 2013 as compared to the year ended December 31, 2012.
Europe and Other International Markets total revenue was impacted by the ceasing of operations of our Ireland Small Corporate Registry Business, during the year ended December 31, 2014, which we reclassified as “Divested and Other Businesses.”
Excluding the impact of the Divested and Other Businesses, core revenue increased $0.2 million, or less than 1% (both before and after the effect of foreign exchange) for the year ended December 31, 2013, as compared to the year ended December 31, 2012.
Europe and Other International Markets Customer Solution Sets
On a customer solution set basis, the $0.2 million increase in Europe and Other International Markets core revenue for the year ended December 31, 2013, as compared to the year ended December 31, 2012, reflects:
Risk Management Solutions
A decrease in Risk Management Solutions of $1.1 million, or 1% (both before and after the effect of foreign exchange) primarily due to lower usage in our transactional products from certain customers due to economic pressures, partially offset by year-over-year growth in our core DNBi subscription plans.
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
Interest Rate Risk Management
Our objective in managing our exposure to interest rates is to limit the impact of interest rate changes on our earnings, cash flows and financial position, and to lower our overall borrowing costs. To achieve these objectives, we maintain a policy that floating-rate debt be managed within a minimum and maximum range of our total debt exposure. To manage our exposure and limit volatility, we may use fixed-rate debt, floating-rate debt and/or interest rate swaps. We recognize all derivative instruments as either assets or liabilities at fair value in the consolidated balance sheets. As of December 31, 2014, we did not have any interest rate derivatives outstanding.
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
In March 2012, in connection with our objective to manage our exposure to interest rate changes and our policy to manage our fixed and floating interest rate debt mix, the interest rate derivatives discussed in the previous paragraph were terminated. This resulted in a gain of $0.3 million and the receipt of $5.0 million in cash on March 12, 2012, the swap termination settlement date. The gain of $0.3 million was recorded in “Other Income (Expense) – Net” in the consolidated statement of operations and comprehensive income during the year ended December 31, 2012.
Approximately $0.8 million of derivative gains offset by a $0.5 million loss on the fair value adjustment related to the hedged debt were recorded through the date of termination in the results for the three months ended March 31, 2012. The $4.9 million adjustment in the carrying amount of the hedged debt at the date of termination will be amortized as an offset to “Interest Expense” in the consolidated statements of operations and comprehensive income over the remaining term of the 2015 notes. Approximately $1.3 million of amortization was recorded from the swap termination date through December 31, 2014, resulting in a balance of $1.2 million in the consolidated balance sheet at December 31, 2014.
Cash Flow Hedges
For interest rate derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the periodic hedge remeasurement gains or losses on the derivative are reported as a component of other comprehensive income (“OCI”) and reclassified to earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

On January 30, 2008, we entered into interest rate derivative transactions with an aggregate notional amount of $400 million. The objective of these hedges was to mitigate the variability of future cash flows from market changes in Treasury rates in anticipation of the issuance of our $400 million senior notes bearing interest at a fixed annual rate of 6.00%, which had a maturity date of April 1, 2013 (the “2013 notes”). These transactions were accounted for as cash flow hedges and, as such, changes in fair value of the hedges that took place through the date of the issuance of the 2013 notes were recorded in AOCI. In connection with the issuance of the 2013 notes, these interest rate derivative transactions were terminated, resulting in a loss and a payment of $8.5 million on March 28, 2008, the date of termination. The March 28, 2008 payment had been recorded in AOCI and has been amortized over the life of the 2013 notes. In connection with the redemption of the 2013 notes in December 2012, the remaining unamortized portion of the loss in the amount of $0.3 million was recorded to “Other Income (Expense) – Net” in the consolidated statement of operations and comprehensive income during the year ended December 31, 2012. In addition, with the redemption of the 2013 notes in December 2012, the remaining unamortized underwriting and other fees in the amount of $0.1 million was recorded to “Other Income (Expense) – Net” in the consolidated statement of operations and comprehensive income during the year ended December 31, 2012.
A 100 basis point increase/decrease in the weighted average interest rate on our outstanding debt subject to rate variability would result in incremental increase/decrease in annual interest expense of approximately $6.0 million and $1.4 million, respectively, at December 31, 2014.
Foreign Exchange Risk Management
We have numerous offices in various countries outside North America and conduct operations in several countries through minority equity investments and strategic relationships with local providers. Our operations outside North America generated approximately 26% of our total revenue for each of the years ended December 31, 2014 and 2013. Approximately 47% of our assets for each of the years ended December 31, 2014 and 2013, respectively, were located outside of the U.S.
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
As in prior years, we have hedged substantially all balance sheet positions denominated in a currency other than the functional currency applicable to each of our various subsidiaries with short-term, foreign exchange forward contracts. In addition, we may use foreign exchange forward contracts to hedge certain net investment positions. The underlying transactions and the corresponding foreign exchange forward are marked-to-market at the end of each quarter and the fair value impacts are reflected within the consolidated financial statements.
At December 31, 2014 and 2013, we did not have any foreign exchange options contracts outstanding. At December 31, 2014 and 2013, the notional amounts of our foreign exchange contracts were $296.4 million and $295.4 million, respectively.
Realized gains and losses associated with these contracts were $15.1 million and $23.0 million, respectively, at December 31, 2014; $17.5 million and $24.7 million, respectively, at December 31, 2013; and $20.4 million and $14.3 million, respectively, at December 31, 2012. Unrealized gains and losses associated with these contracts were $0.4 million and $0.1 million, respectively, at December 31, 2014; $0.4 million and $0.4 million, respectively, at December 31, 2013; and less than $0.1 million and $0.4 million, respectively, at December 31, 2012.
If exchange rates to which we are exposed under our outstanding foreign exchange forward contracts were to increase, on average, 10% from year-end 2014 levels, the unrealized loss on our foreign exchange forward contracts would be approximately $28.5 million, excluding the expected gain on the underlying hedged item. If exchange rates on average were to decrease 10% from year-end 2014 levels, the unrealized gain on our foreign exchange forward contracts would be approximately $28.5 million, excluding the expected loss on the underlying hedged item. However, the estimated potential gain and loss on these contracts would substantially be offset by changes in the dollar equivalent value of the underlying hedged items.

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
We believe that cash provided by operating activities, supplemented as needed with available financing arrangements, is sufficient to meet our short-term needs (12 months or less), including restructuring charges, our capital investments, contractual obligations and contingencies (see Note 13 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K), excluding the legal matters identified in such note for which exposures cannot be estimated or are not probable. We have the ability to access the short-term borrowings market to supplement the seasonality in the timing of receipts in order to fund our working capital needs. Such borrowings would be supported by our amended and restated $1 billion revolving credit facility, when needed. Our future capital requirements will depend on many factors that are difficult to predict, including the size, timing and structure of any future acquisitions, future capital investments, and the ultimate resolution of issues arising from the investigations regarding potential FCPA violations in our China operations and future results of operations.
At December 31, 2013, we had an $800 million revolving credit facility which was scheduled to expire in October 2016. On July 23, 2014, we amended and extended our then-existing $800 million revolving credit facility, increasing the facility amount to $1 billion and extending the maturity to July 2019.  The $1 billion revolving credit facility was amended with commercial terms substantially similar to the then-existing $800 million revolving credit facility, with the same financial covenants, and at borrowing rates that reflect the prevailing market for companies of similar credit quality. The revolving credit facilities require the maintenance of interest coverage and total debt to Earnings Before Income Taxes, Depreciation and Amortization (“EBITDA”) ratios which are defined in the credit agreement. We were in compliance with the $1 billion revolving credit facility financial and non-financial covenants at December 31, 2014 and the then-existing $800 million revolving credit facility financial and non-financial covenants at December 31, 2013. At December 31, 2014, we had $604.5 million of borrowings outstanding under our $1 billion revolving credit facility. At December 31, 2013, we had $466.5 million of borrowings outstanding under our then-existing $800 million revolving credit facility.
As of December 31, 2014, $312.6 million of our $319.4 million cash and cash equivalents on the consolidated balance sheet was held by our foreign operations. While a portion of the $312.6 million foreign cash and cash equivalents balance is potentially available for remittance to the United States, we generally maintain these balances within our foreign operations since we have sufficient liquidity in the United States to satisfy our ongoing domestic funding requirements. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. tax has not already been previously provided, we would be required to accrue and pay additional U.S. taxes in order to repatriate these funds. See Note 5 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for information pertaining to our income tax liabilities.
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
Cash Provided by Operating Activities

Net cash provided by operating activities was $315.5 million, $333.3 million and $357.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Year ended December 31, 2014 vs. Year Ended December 31, 2013
Net cash provided by operating activities decreased by $17.8 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. This decrease was primarily driven by:

•	Increased strategic investments in 2014 to drive long-term growth of our business;

partially offset by:

•	Increased collections in 2014 as compared to the prior year;

•	Lower pension contributions in 2014 as compared to the prior year; and

•	Lower tax payments in 2014 as compared to the prior year.

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
Cash Used in Investing Activities
Net cash used in investing activities was $70.0 million, $61.6 million and $59.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Year ended December 31, 2014 vs. Year Ended December 31, 2013
Net cash used in investing activities increased by $8.4 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. This increase was primarily driven by:

•	Acquisitions of $8.3 million during the year ended December 31, 2014, as compared to no acquisitions during the year ended December 31, 2013; and

•	Increased capital expenditures as compared to the prior year period;

partially offset by:

•	A decrease in additions to computer software and other intangibles.
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

Cash Used in Financing Activities
Net cash used in financing activities was $144.4 million, $184.3 million and $235.9 million for the years ended December 31, 2014, 2013 and 2012, respectively. As set forth below, these changes primarily relate to share repurchases, contractual obligations, stock-based programs and dividends.
Share Repurchases
During the year ended December 31, 2014, we repurchased 2,111,652 shares of common stock for $225.0 million. The share repurchases were comprised of the following programs:

•
In August 2012, our Board of Directors approved a $500 million increase to our then-existing $500 million share repurchase program, for a total program authorization of $1 billion. During the year ended December 31, 2014, we repurchased 1,570,326 shares of common stock for $165.0 million under this share repurchase program. This program was completed in August 2014; and

•
In May 2010, our Board of Directors approved a four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP. During the year ended December 31, 2014, we repurchased 541,326 shares of common stock for $60.0 million under this share repurchase program. This program commenced in October 2010 and expired in October 2014. Of the 5,000,000 shares that were authorized for repurchase under this program, 2,682,492 shares were repurchased at the time this program expired in October 2014.

In August 2014, our Board of Directors approved a new $100 million share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and ESPP, and to be used for discretionary share repurchases from time to time.  Use of the new $100 million share repurchase program for anti-dilutive share repurchases was authorized to commence upon the completion or expiration of our four-year, five million share anti-dilutive share repurchase program which expired in October 2014. Any use for discretionary share repurchases was authorized to commence upon the completion of our $1 billion discretionary share repurchase program which was completed in August 2014. The new $100 million share repurchase program will remain open until it has been fully utilized. There is currently no definitive timeline under which the program will be completed. As of December 31, 2014, we had not yet commenced share repurchases under this program.
During the year ended December 31, 2013, we repurchased 4,508,199 shares of common stock for $420.0 million. The share repurchases were comprised of the following programs:

•
In August 2012, our Board of Directors approved a $500 million increase to our then-existing $500 million share repurchase program, for a total program authorization of $1 billion. During the year ended December 31, 2013, we repurchased 3,545,513 shares of common stock for $325.0 million under this share repurchase program. This program was completed in August 2014; and

•
In May 2010, our Board of Directors approved a four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP. During the year ended December 31, 2013, we repurchased 962,686 shares of common stock for $95.0 million under this share repurchase program. This program commenced in October 2010 and expired in October 2014. Of the 5,000,000 shares that were authorized for repurchase under this program, 2,682,492 shares were repurchased at the time this program expired in October 2014.

During the year ended December 31, 2012, we repurchased 6,837,190 shares of common stock for $508.0 million. The share repurchases were comprised of the following programs:

•
In August 2012, our Board of Directors approved a $500 million increase to our then-existing $500 million share repurchase program, for a total program authorization of $1 billion. During the year ended December 31, 2012, we repurchased 6,483,144 shares of common stock for $480.1 million under this share repurchase program. This program was completed in August 2014; and

•
In May 2010, our Board of Directors approved a four-year, five million share repurchase program to mitigate the dilutive effect of the shares issued under our stock incentive plans and ESPP. During the year ended December 31,

2012, we repurchased 354,046 shares of common stock for $27.9 million under this share repurchase program. This program commenced in October 2010 and expired in October 2014. Of the 5,000,000 shares that were authorized for repurchase under this program, 2,682,492 shares were repurchased at the time this program expired in October 2014.
Contractual Obligations

Credit Facility
At December 31, 2013 and 2012, we had an $800 million revolving credit facility, which was scheduled to expire in October 2016. On July 23, 2014, we amended and extended our then-existing $800 million revolving credit facility, increasing the facility amount to $1 billion and extending the maturity to July 2019.  We had $604.5 million of borrowings outstanding under the $1 billion revolving credit facility at December 31, 2014. We had $466.5 million and $240.2 million of borrowings outstanding under the then-existing $800 million revolving credit facility at December 31, 2013 and 2012, respectively. We borrowed under these credit facilities from time to time during the years ended December 31, 2014, 2013 and 2012 to supplement the timing of receipts in order to fund our working capital needs and share repurchases. We were in compliance with the $1 billion revolving credit facility financial and non-financial covenants at December 31, 2014 and the then-existing $800 million revolving credit facility financial and non-financial covenants at December 31, 2013 and 2012.

Debt
In December 2012, we issued senior notes with a face value of $450 million that mature on December 1, 2017 (the “2017 notes”), bearing interest at a fixed annual rate of 3.25%, payable semi-annually. In addition, in December 2012, we issued senior notes with a face value of $300 million that mature on December 1, 2022 (the “2022 notes”), bearing interest at a fixed annual rate of 4.375%, payable semi-annually. The proceeds were used in December 2012 to repay borrowings outstanding under our revolving credit facility and to retire our 2013 notes. In connection with the redemption of the 2013 notes, we recorded a premium of $5.4 million to “Other Income (Expense)-Net” in the consolidated statement of operations and comprehensive income during the year ended December 31, 2012.
Stock-based Programs

Net proceeds from stock-based awards during the years ended December 31, 2014, 2013 and 2012 were $7.7 million, $69.6 million and $20.1 million, respectively. The decrease for the year ended December 31, 2014, as compared to the year ended December 31, 2013 was primarily due to a decrease in the volume of options exercised as compared to the prior year, as well as a payment made during the year ended December 31, 2014 for taxes related to the lapse of restrictions on restricted stock unit awards for a senior executive who retired at the end of 2013. The increase for the year ended December 31, 2013, as compared to the year ended December 31, 2012 was attributed to an increase in the volume of stock option exercises.
Dividends
The total amount of dividends paid during the years ended December 31, 2014, 2013 and 2012 was $64.0 million, $62.5 million and $69.0 million, respectively.

Future Liquidity—Sources and Uses of Funds
Contractual Cash Obligations

Contractual Obligations(a)	Total	2015	2016	2017	2018	2019	Thereafter	All Other
	(Amounts in millions)
Current and Long-Term Debt(1)	$1,847.1	$344.1	$35.4	$485.4	$20.8	$622.0	$339.4	$—
Operating Leases(2)	$146.6	$29.4	$24.5	$16.2	$14.1	$13.0	$49.4	$—
Obligations to Outsourcers(3)	$227.8	$135.7	$76.5	$12.7	$2.9	$—	$—	$—
Pension and Other Postretirement Benefits Payments/Contributions(4)	$585.3	25.1	31.1	34.1	21.2	34.7	439.1	$—
Unrecognized Tax Benefits(5)	$34.9	$—	$—	$—	$—	$—	$—	$34.9
(a) Because their future cash flows are uncertain, other noncurrent liabilities are excluded from the table.
(1) Primarily represents: (i) our senior notes with a face value of $300 million that mature in November 2015, net of a fair value adjustment which increased the liability by $1.2 million partially offset by an issuance discount of $0.2 million, bearing interest at a fixed annual rate of 2.875%, payable semi-annually; (ii) our senior notes with a face value of $450 million that mature in December 2017, net of an issuance discount of a less than $0.1 million, bearing interest at a fixed annual rate of 3.25%, payable semi-annually; (iii) our senior notes with a face value of $300 million that mature in December 2022, net of an issuance discount of $2.3 million, bearing interest at a fixed annual rate of 4.375%, payable semi-annually; and (iv) borrowings outstanding under our bank credit facility which expires in July 2019 at prevailing short-term interest rates. Amounts include the interest expense portion that would be due on our future obligations. Interest expense on our senior notes is presented using the stated interest rate. Interest expense on our bank revolving credit facility is estimated using the rate in effect as of December 31, 2014.
(2) Most of our operations are conducted from leased facilities, which are under operating leases that expire over the next ten years, with the majority expiring within five years. Our corporate office is located at 103 JFK Parkway, Short Hills, New Jersey 07078, in a 123,000-square-foot property that we lease. This property also serves as our executive offices. In December 2014, we supplemented this space with the addition of 69,280 square feet of leased office space located at 101 JFK Parkway, Short Hills, New Jersey. In connection with this arrangement, the leases on both properties are co-terminous and have remaining terms of seven and one-half years, with two five-year renewal options.
We also lease certain computer and other equipment under operating leases that expire over the next three and five years, respectively. These computer and other equipment leases are frequently renegotiated or otherwise changed as advancements in computer technology produce opportunities to lower costs and improve performance.
(3) Acxiom Corporation
In July 2006, we signed a four-year North American product and technology outsourcing agreement with Acxiom in order to significantly increase the speed, data processing capacity and matching capabilities we provide our global sales and marketing customers. In November 2008, we extended the term of the North American outsourcing agreement through 2011. In December 2011, a three-year agreement was reached to further extend the North American product and technology outsourcing agreement until the end of 2014. In June 2014, we exercised a renewal option to extend this agreement through the end of 2015. Effective January 1, 2015, a three-year agreement was reached to further extend the North American product and technology outsourcing agreement through the end of 2017.
In August 2008, we entered into a 65-month agreement to expand our service capabilities, enhance customer experience and accelerate the migration of the remaining existing Dun & Bradstreet fulfillment processes for our European markets to Acxiom. In December 2013, we exercised a two year renewal option to extend the contract through December 2015.
In May 2009, we entered into another agreement with Acxiom to provide certain infrastructure management services that were formerly provided by Computer Sciences Corporation (“CSC”). These services included data center operations, technology help desk and network management functions. The agreement originally had an initial term ending in October 2014 and included the right to extend the agreement under the same terms for up to a maximum period of three years after the expiration of the original term. In 2010, we signed an infrastructure outsourcing agreement for data center operations, technology help desk and network management functions in Ireland, with an initial term ending in October 2014. In 2010, we entered into two amendments with Acxiom extending the initial terms of both agreements by a total of eight months until June 2015. We retain the right to extend these agreements for up to three years after the expiration of these amended terms. In December 2014, we exercised the first of three options to extend these agreements by twelve months, until June 2016. In the fourth quarter of 2012, we notified Acxiom of our intent to terminate certain data center and technology infrastructure support services. This was done in connection with our desire to insource certain technology functions in which it is both performance and financially beneficial. Payments over these contract terms will aggregate to approximately $473 million.
These agreements provide for typical adjustments due to changes in volume, inflation and incremental project work.
We incurred costs of approximately $83 million, $89 million and $90 million under all of Acxiom agreements for the years ended December 31, 2014, 2013 and 2012, respectively. Total payments to Acxiom over the remaining terms of all contracts will aggregate to approximately $132 million.
Convergys Customer Management Group
In December 2010, we entered into a six-year business process outsourcing agreement effective January 1, 2011, with Convergys Customer Management Group (“CCMG”) in order to enhance our customer contact center solution. CCMG has transitioned contact center services previously outsourced principally to International Business Machines (“IBM") as well as certain other smaller providers.
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
After the first three years of service by CCMG, we have the right to terminate for convenience any or all of the services provided under the agreements upon one hundred eighty days prior written notice. The agreement provides for typical adjustments due to changes in volume, inflation and incremental project work. We incurred costs of approximately $21 million, $21 million, and $20 million for the years ended December 31, 2014, 2013, and 2012, respectively. Total payments to CCMG over the remaining terms of the above contracts will aggregate to approximately $38 million.
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
In August 2012, we signed an amendment with IBM extending the term of the limited delivery services to our North American customers until January 2017. Payments over the remaining contract term will aggregate to approximately $7 million. The agreement provides for typical adjustments due to changes in volume, inflation and incremental project work.
We incurred costs of approximately $3 million for each of the years ended December 31, 2014, 2013 and 2012 under this agreement.

(4)
Represents projected contributions to our U.S. Qualified and Non-U.S. defined benefit plans as well as projected benefit payments related to our unfunded plans, including the U.S. Non-Qualified Plans and our postretirement benefit plans. We made a $10 million contribution to the U.S. Qualified Plan in 2014. The projected contributions are estimated based on the same assumptions used to measure our benefit obligation at the end of 2014 and include benefits attributable to estimated future employee service. A closed group approach is used in calculating the projected benefit payments, assuming only the participants who are currently in the valuation population are included in the projection and the projected benefits continue for up to approximately 99 years. These estimates will change as a result of changes in the economy, as well as other mandated assumption changes that could occur in future years.

(5) We have a total amount of unrecognized tax benefits of $29.2 million for the year ending December 31, 2014. Although we do not anticipate payments within the next twelve months for these matters, these could require the aggregate use of cash totaling approximately $34.9 million. As we cannot make reliable estimates regarding the timing of the cash flows by period, we have included unrecognized tax benefits within the “All Other” column in the table above.
Capital Structure
Every year we examine our capital structure and review our liquidity and funding plans. During 2015, we will continue to focus on Total Shareholder Return.
We believe that cash provided by operating activities, supplemented from time to time as needed with readily available financing arrangements, is sufficient to meet our short-term needs, including the cash cost of restructuring charges, our capital investments, contractual obligations and contingencies, excluding acquisitions and the legal matters identified within this Annual Report on Form 10-K for which exposures cannot be estimated. See Note 13 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K.
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
Disruptions in the economic environment may have a significant adverse impact on a number of commercial and financial institutions. Our liquidity has not been impacted by the current credit environment and management does not expect that it will be materially impacted in the near future. Management continues to closely monitor our liquidity, the credit markets and our financial counterparties. However, management cannot predict with any certainty the impact to us of any further disruption in the credit environment.
Share Repurchases
In August 2014, our Board of Directors approved a new $100 million share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and Employee Stock Purchase Program, and to be used for discretionary share repurchases from time to time.  Use of the new $100 million share repurchase program for anti-dilutive share repurchases was authorized to commence upon the completion or expiration of our four-year, five million share anti-dilutive share repurchase program which expired in October 2014. Any use for discretionary share repurchases was authorized to commence upon the completion of our $1 billion discretionary share repurchase program which was completed in August 2014. The new $100 million share repurchase program will remain open until it has been fully utilized. There is currently no definitive timeline under which the program will be completed. As of December 31, 2014, we had not yet commenced share repurchases under this program.
Dividends
In February 2015, we approved the declaration of a dividend of $0.4625 per share of common stock for the first quarter of 2015. This cash dividend will be payable on March 11, 2015 to shareholders of record at the close of business on February 24, 2015.
Potential Payments in Legal Matters
We and our predecessors, successors and assigns are involved in certain legal proceedings, claims and litigation arising in the ordinary course of business. These matters are at various stages of resolution, but could ultimately result in significant cash payments as described in Note 13 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K. We believe we have adequate reserves recorded in the consolidated financial statements for our share of current exposures in these matters, where applicable, as described therein.
Pension Plan and Postretirement Benefit Plan Contribution Requirements
For financial statement reporting purposes, the net funded status of our pension plans, as determined in accordance with GAAP, had a deficit of $262.1 million, $289.2 million and $25.2 million for the U.S. Qualified Plan, the U.S. Non-Qualified Plans and the non-U.S. plans, respectively, at December 31, 2014, as compared to a deficit of $84.8 million, $249.4 million and $41.7 million for the U.S. Qualified Plan, the U.S. Non-Qualified Plans and the non-U.S. plans, respectively, at December 31, 2013. The deterioration in the funded status of our U.S. plans was primarily due to a higher projected benefit obligation at December 31, 2014, which was driven by the adoption of new mortality tables projecting longer life expectancy and a lower discount rate. This was partially offset by the higher plan asset value at December 31, 2014 as a result of 2014 asset returns for our global plans. See Note 10 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K.

During fiscal 2014, we were not required to make contributions to the U.S. Qualified Plan, the largest of our six plans, under funding regulations associated with the Pension Protection Act of 2006 (“PPA 2006”), as amended by the Moving Ahead for Progress in the 21st Century Act (“MAP-21”) and the Highway and Transportation Funding Act (“HATFA”), as the plan was considered “fully funded” for the 2013 plan year. However, we made a $10.0 million contribution to the U.S. Qualified Plan in 2014.  We do not expect to make any required contributions to the U.S. Qualified Plan in 2015 for the 2014 plan years based on the preliminary calculation of the minimum funding requirements as defined in the Pension Protection Act of 2006, as amended by the MAP-21 and HATFA Acts. Final funding requirements for the 2014 plan year will be determined based on our January 2015 funding actuarial valuation. However, we may consider making voluntary contributions to the U.S. Qualified Plan in 2015. We expect to continue to make cash contributions to our other pension plans during 2015. The expected 2015 contributions are approximately $22.4 million, compared to $37.2 million in 2014. In addition, we expect to make benefit payments related to our postretirement benefit plan of approximately $2.7 million during 2015, compared to $3.9 million in 2014. See the Contractual Cash Obligations table above for projected contributions and benefit payments beyond 2014.
Fixed-Rate Note
Our senior notes with a face value of $300 million mature on November 15, 2015 (the “2015 notes”) and we currently intend to refinance the 2015 notes prior to their stated maturity.
Commercial Paper Program
We maintain an $800 million commercial paper program which is supported by our $1 billion revolving credit facility. The commercial paper program was increased from $300 million to $800 million in July 2012. Under this program, we may issue from time to time unsecured promissory notes in the commercial paper market in private placements exempt from registration under the Securities Act of 1933, as amended, for a cumulative face amount not to exceed $800 million outstanding at any one time and with maturities not exceeding 364 days from the date of issuance. Outstanding commercial paper effectively reduces the amount available for borrowing under our $1 billion revolving credit facility.
Off-Balance Sheet Arrangements and Related Party Transactions
We do not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements except for those disclosed in Note 7 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K.
We do not have any related party transactions as of December 31, 2014.
Fair Value Measurements
Our non-recurring non-financial assets and liabilities include long-lived assets held and used, goodwill and intangible assets. These assets are recognized at fair value when they are deemed to be impaired. As of December 31, 2014, we did not have any unobservable (Level III) inputs in determining the fair value of our non-recurring non-financial assets and liabilities.
As of December 31, 2014, we did not have any unobservable (Level III) inputs in determining fair value for our assets and liabilities measured at fair value on a recurring basis other than our real estate funds within our pension funds.
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

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are identifying the following important factors that, individually or in the aggregate, could cause actual results to differ materially from those contained in any forward-looking statements made by us; any such statement is qualified by reference to the following cautionary factors: (i) reliance on third parties to support critical components of our business model; (ii) our ability to protect our information technology infrastructure against cyber attack and unauthorized access; (iii) risks associated with potential violations of the Foreign Corrupt Practices Act and similar laws; (iv) customer demand for our products; (v) the successful implementation of our business strategy; (vi) the integrity and security of our global database and data centers; (vii) our ability to maintain the integrity of our brand and reputation and to successfully achieve our plan to modernize our Dun & Bradstreet brand; (viii) our ability to renew large contracts and the related revenue recognition and timing thereof; (ix) the impact of macro-economic challenges on our customers and vendors; (x) future laws or regulations with respect to the collection, compilation, storage, use and/or publication of information and adverse publicity or litigation concerning the commercial use of such information; (xi) our ability to acquire and successfully integrate other businesses, products and technologies; (xii) adherence by third-party members of our D&B Worldwide Network, or other third parties who license and sell under the Dun & Bradstreet name, to our quality standards and to the renewal of their agreements with Dun & Bradstreet; (xiii) the effects of foreign and evolving economies, exchange rate fluctuations, legislative or regulatory requirements and the implementation or modification of fees or taxes to collect, compile, store, use, transfer cross-border and/or publish data; and (xiv) the other factors described under the headings “Risk Factors,” “Management’s Discussion and Analysis,” “Legal Proceedings” and elsewhere in this Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and the Company’s other reports or documents filed or furnished with the Securities and Exchange Commission.

It should be understood that it is not possible to predict or identify all risk factors. Consequently, the above list of important factors and the Risk Factors discussed in Item 1A. of this Annual Report on Form 10-K should not be considered to be a complete discussion of all of our potential trends, risks and uncertainties. Except as otherwise required by federal securities laws, we do not undertake any obligation to update any forward-looking statement we may make from time to time.

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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2014.
The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, cash flows, and shareholders’ equity (deficit) present fairly, in all material respects, the financial position of The Dun & Bradstreet Corporation and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing on page 62. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
New York, NY
February 26, 2015

THE DUN & BRADSTREET CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Years Ended
	December 31,
	2014	2013	2012
	(Amounts in millions, except per share data)
Revenue	$1,681.8	$1,655.2	$1,663.0
Operating Expenses	557.6	550.5	521.0
Selling and Administrative Expenses	624.7	582.5	602.2
Depreciation and Amortization	63.1	71.2	78.3
Restructuring Charge	14.9	13.9	29.4
Operating Costs	1,260.3	1,218.1	1,230.9
Operating Income	421.5	437.1	432.1
Interest Income	1.7	1.3	0.8
Interest Expense	(43.3)	(40.7)	(39.5)
Other Income (Expense) – Net	(31.3)	(1.7)	(15.1)
Non-Operating Income (Expense) – Net	(72.9)	(41.1)	(53.8)
Income Before Provision for Income Taxes and Equity in Net Income of Affiliates	348.6	396.0	378.3
Less: Provision for Income Taxes	52.6	135.5	83.1
Equity in Net Income of Affiliates	1.9	1.6	1.3
Net Income	297.9	262.1	296.5
Less: Net (Income) Loss Attributable to the Noncontrolling Interest	(3.5)	(3.6)	(1.0)
Net Income Attributable to Dun & Bradstreet	$294.4	$258.5	$295.5
Basic Earnings Per Share of Common Stock Attributable to Dun & Bradstreet Common Shareholders	$8.06	$6.61	$6.47
Diluted Earnings Per Share of Common Stock Attributable to Dun & Bradstreet Common Shareholders	$7.99	$6.54	$6.43
Weighted Average Number of Shares Outstanding-Basic	36.5	39.1	45.6
Weighted Average Number of Shares Outstanding-Diluted	36.9	39.5	46.0
Cash Dividend Paid Per Common Share	$1.76	$1.60	$1.52
Other Comprehensive Income, Net of Tax:
Net Income (from above)	$297.9	$262.1	$296.5
Foreign Currency Translation Adjustments, no Tax Impact	(46.9)	(35.6)	17.1
Defined Benefit Pension Plans:
Prior Service Costs, Net of Tax Income (Expense) (1)	1.8	(5.6)	(6.4)
Net Actuarial Gain (Loss), Net of Tax Income (Expense) (2)	(138.3)	154.4	(56.2)
Derivative Financial Instruments, Net of Tax Income (Expense) (3)	(0.1)	—	0.1
Comprehensive Income, Net of Tax	114.4	375.3	251.1
Less: Comprehensive (Income) Loss Attributable to the Noncontrolling Interest	(3.3)	(3.5)	(1.0)
Comprehensive Income Attributable to Dun & Bradstreet	$111.1	$371.8	$250.1

(1)	Tax Income (Expense) of $(1.1) million, $3.3 million and $3.1 million during the years ended December 31, 2014, 2013 and 2012, respectively.

(2)	Tax Income (Expense) of $84.9 million, $(91.7) million and $27.2 million during the years ended December 31, 2014, 2013 and 2012, respectively.

(3)	Tax Income (Expense) of $(0.1) million and $(1.9) million during the years ended December 31, 2014 and 2012, respectively. No tax impact during the year ended December 31, 2013.

The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION CONSOLIDATED BALANCE SHEETS

	December 31,
	2014	2013
	(Amounts in millions, except per share data)
ASSETS
Current Assets
Cash and Cash Equivalents	$319.4	$235.9
Accounts Receivable, Net of Allowance of $21.0 at December 31, 2014 and $23.9 at December 31, 2013	527.1	518.5
Other Receivables	5.9	6.3
Prepaid Taxes	7.5	9.1
Deferred Income Tax	22.6	14.0
Current Asset Held for Sale	8.5	—
Other Prepaids	37.2	30.3
Other Current Assets	7.7	8.3
Total Current Assets	935.9	822.4
Non-Current Assets
Property, Plant and Equipment, Net of Accumulated Depreciation of $82.7 at December 31, 2014 and $83.9 at December 31, 2013	27.4	39.6
Computer Software, Net of Accumulated Amortization of $350.7 at December 31, 2014 and $474.1 at December 31, 2013	103.7	107.9
Goodwill	575.2	589.1
Deferred Income Tax	219.0	148.4
Other Receivables	12.6	45.6
Other Intangibles (Note 15)	61.6	76.7
Other Non-Current Assets	50.8	60.6
Total Non-Current Assets	1,050.3	1,067.9
Total Assets	$1,986.2	$1,890.3
LIABILITIES
Current Liabilities
Accounts Payable	$31.4	$41.4
Accrued Payroll	105.6	86.4
Accrued Income Tax	21.7	7.5
Short-Term Debt	301.1	0.1
Other Accrued and Current Liabilities (Note 15)	114.2	116.1
Deferred Revenue	584.9	600.8
Total Current Liabilities	1,158.9	852.3
Pension and Postretirement Benefits	588.2	394.1
Long-Term Debt	1,352.2	1,516.0
Liabilities for Unrecognized Tax Benefits	30.7	108.0
Other Non-Current Liabilities	50.8	62.2
Total Liabilities	3,180.8	2,932.6
Contingencies (Note 13)
EQUITY
DUN & BRADSTREET SHAREHOLDERS’ EQUITY (DEFICIT)
Series A Junior Participating Preferred Stock, $0.01 par value per share, authorized - 0.5 shares; outstanding - none	—	—
Preferred Stock, $0.01 par value per share, authorized - 9.5 shares; outstanding - none	—	—
Series Common Stock, $0.01 par value per share, authorized - 10.0 shares; outstanding - none	—	—
Common Stock, $0.01 par value per share, authorized - 200.0 shares; issued - 81.9 shares	0.8	0.8
Capital Surplus	279.3	270.0
Retained Earnings	2,831.1	2,600.9
Treasury Stock, at cost, 46.0 shares at December 31, 2014 and 44.1 shares at December 31, 2013	(3,392.4)	(3,181.3)
Accumulated Other Comprehensive Income (Loss)	(922.1)	(738.8)
Total Dun & Bradstreet Shareholders’ Equity (Deficit)	(1,203.3)	(1,048.4)
Noncontrolling Interest	8.7	6.1
Total Equity (Deficit)	(1,194.6)	(1,042.3)
Total Liabilities and Shareholders’ Equity (Deficit)	$1,986.2	$1,890.3
The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2014	2013	2012
	(Amounts in millions)
Cash Flows from Operating Activities:
Net Income	$297.9	$262.1	$296.5
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	63.1	71.2	78.3
Amortization of Unrecognized Pension Loss	32.9	33.4	23.5
(Gain) Loss from Sales of Business / Investments	—	—	(6.1)
Impairment of Assets	7.3	33.3	16.1
Income Tax Benefit from Stock-Based Awards	4.4	12.2	7.0
Excess Tax Benefit on Stock-Based Awards	(1.6)	(3.5)	(2.2)
Equity Based Compensation	11.4	8.7	10.6
Restructuring Charge	14.9	13.9	29.4
Restructuring Payments	(15.4)	(14.7)	(28.2)
Changes in Deferred Income Taxes, Net	(72.7)	17.8	4.9
Changes in Accrued Income Taxes, Net	13.1	(15.8)	(32.0)
Changes in Current Assets and Liabilities:
(Increase) Decrease in Accounts Receivable	(12.8)	(8.3)	(14.4)
(Increase) Decrease in Other Current Assets	(6.5)	15.7	9.0
(Decrease) Increase in Deferred Revenue	(8.7)	(8.8)	8.9
(Decrease) Increase in Accounts Payable	(7.1)	(0.7)	3.8
Increase (Decrease) in Accrued Liabilities	23.5	(8.8)	(30.6)
(Decrease) Increase in Other Accrued and Current Liabilities	—	—	(3.7)
Changes in Non-Current Assets and Liabilities:
Decrease (Increase) in Other Long-Term Assets	37.9	(3.4)	27.8
Net (Decrease) Increase in Long-Term Liabilities	(64.6)	(69.5)	(42.8)
Net, Other Non-Cash Adjustments	(1.5)	(1.5)	2.0
Net Cash Provided by Operating Activities	315.5	333.3	357.8
Cash Flows from Investing Activities:
Proceeds from Sales of Businesses, Net of Cash Divested	—	0.8	9.1
Payments for Acquisitions of Businesses, Net of Cash Acquired	(8.3)	—	—
Cash Settlements of Foreign Currency Contracts	(7.8)	(7.2)	6.0
Capital Expenditures	(12.2)	(9.5)	(7.0)
Additions to Computer Software and Other Intangibles	(41.7)	(45.6)	(67.4)
Net, Other	—	(0.1)	0.3
Net Cash Used in Investing Activities	(70.0)	(61.6)	(59.0)
Cash Flows from Financing Activities:
Payments for Purchases of Treasury Shares	(225.0)	(420.0)	(508.0)
Net Proceeds from Stock-Based Awards	7.7	69.6	20.1
Payment of Bond Issuance Costs	(1.4)	—	(5.4)
Payment of Debt	—	—	(400.0)
Proceeds from Issuance of Long-Term Debt	—	—	747.0
Payments of Dividends	(64.0)	(62.5)	(69.0)
Proceeds from Borrowings on Credit Facilities	1,109.1	606.2	915.1
Payments of Borrowings on Credit Facilities	(971.1)	(379.9)	(934.3)
Excess Tax Benefit on Stock-Based Awards	1.6	3.5	2.2
Capital Lease and Other Long-Term Financing Obligation Payment	(0.6)	(0.6)	(2.0)
Net, Other	(0.7)	(0.6)	(1.6)
Net Cash Used in Financing Activities	(144.4)	(184.3)	(235.9)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(17.6)	(0.6)	1.8
Increase (Decrease) in Cash and Cash Equivalents	83.5	86.8	64.7
Cash and Cash Equivalents, Beginning of Period	235.9	149.1	84.4
Cash and Cash Equivalents, End of Period	$319.4	$235.9	$149.1
Supplemental Disclosure of Cash Flow Information:
Cash Paid for:
Income Taxes, Net of Refunds	$107.9	$121.2	$103.2
Interest	$42.5	$39.9	$41.8
The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

			For the Years Ended December 31, 2014, 2013 and 2012
			(Amounts in millions, except per share data)
	Common Stock ($0.01 Par Value)	Capital Surplus	Retained Earnings	Treasury Stock	Cumulative Translation Adjustment	Minimum Pension Liability Adjustment	Derivative Financial Instrument	Total Dun & Bradstreet Shareholders’ Equity (Deficit)	Noncontrolling Interest	Total Equity (Deficit)
Balance, January 1, 2012	$0.8	$239.0	$2,179.3	$(2,356.3)	$(168.3)	$(638.4)	$—	$(743.9)	$3.7	$(740.2)
Net Income	—	—	295.5	—	—	—	—	295.5	1.0	296.5
Payment to Noncontrolling Interest	—	—	—	—	—	—	—	—	(1.2)	(1.2)
Sale of Noncontrolling Interest	—	—	—	—	—	—	—	—	(0.4)	(0.4)
Equity-Based Plans	—	21.1	—	31.0	—	—	—	52.1	—	52.1
Treasury Shares Acquired	—	—	—	(508.0)	—	—	—	(508.0)	—	(508.0)
Pension Adjustments, net of tax benefit of $30.3	—	—	—	—	—	(62.6)	—	(62.6)	—	(62.6)
Dividend Declared	—	—	(69.3)	—	—	—	—	(69.3)	—	(69.3)
Adjustments to Legacy Tax Matters	—	1.6	—	—	—	—	—	1.6	—	1.6
Change in Cumulative Translation Adjustment	—	—	—	—	17.1	—	—	17.1	—	17.1
Derivative Financial Instruments, net of $1.9 tax	—	—	—	—	—	—	0.1	0.1	—	0.1
Balance, December 31, 2012	$0.8	$261.7	$2,405.5	$(2,833.3)	$(151.2)	$(701.0)	$0.1	$(1,017.4)	$3.1	$(1,014.3)
Net Income	—	—	258.5	—	—	—	—	258.5	3.6	262.1
Payment to Noncontrolling Interest	—	—	—	—	—	—	—	—	(0.5)	(0.5)
Equity-Based Plans	—	8.3	—	72.0	—	—	—	80.3	—	80.3
Treasury Shares Acquired	—	—	—	(420.0)	—	—	—	(420.0)	—	(420.0)
Pension Adjustments, net of tax expense of $88.4	—	—	—	—	—	148.8	—	148.8	—	148.8
Dividend Declared	—	—	(63.1)	—	—	—	—	(63.1)	—	(63.1)
Change in Cumulative Translation Adjustment	—	—	—	—	(35.5)	—	—	(35.5)	(0.1)	(35.6)
Balance, December 31, 2013	$0.8	$270.0	$2,600.9	$(3,181.3)	$(186.7)	$(552.2)	$0.1	$(1,048.4)	$6.1	$(1,042.3)
Net Income	—	—	294.4	—	—	—	—	294.4	3.5	297.9
Payment to Noncontrolling Interest	—	—	—	—	—	—	—	—	(0.7)	(0.7)
Equity-Based Plans	—	9.3	—	13.9	—	—	—	23.2	—	23.2
Treasury Shares Acquired	—	—	—	(225.0)	—	—	—	(225.0)	—	(225.0)
Pension Adjustments, net of tax benefit of $83.8	—	—	—	—	—	(136.5)	—	(136.5)	—	(136.5)
Dividend Declared	—	—	(64.2)	—	—	—	—	(64.2)	—	(64.2)
Change in Cumulative Translation Adjustment	—	—	—	—	(46.7)	—	—	(46.7)	(0.2)	(46.9)
Derivative Financial Instruments, net of tax of $0.1	—	—	—	—	—	—	(0.1)	(0.1)	—	(0.1)
Balance, December 31, 2014	$0.8	$279.3	$2,831.1	$(3,392.4)	$(233.4)	$(688.7)	$—	$(1,203.3)	$8.7	$(1,194.6)

The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular dollar amounts in millions, except per share data)
Note 1. Description of Business and Summary of Significant Accounting Policies
Description of Business. The Dun & Bradstreet Corporation (“Dun & Bradstreet” or “we” or “us” or “our” or the “Company”) is the world's leading source of commercial data, analytics and insight on businesses. Our global commercial database as of December 31, 2014 contained more than 240 million business records. We transform commercial data into valuable insight which is the foundation of our global solutions that customers rely on to make critical business decisions.

Dun & Bradstreet provides solution sets that meet a diverse set of customer needs globally. Customers use D&B Risk Management Solutions™ to mitigate credit and supplier risk, increase cash flow and drive increased profitability, and D&B Sales & Marketing Solutions™ to provide data management capabilities that provide effective and cost efficient marketing solutions to increase revenue from new and existing customers.
Basis of Presentation. The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period reported. As discussed throughout this Note 1, we base our estimates on historical experience, current conditions and various other factors that we believe to be reasonable under the circumstances. Significant items subject to such estimates and assumptions include: valuation allowances for receivables and deferred income tax assets; liabilities for potential tax exposure and potential litigation claims and settlements; assets and obligations related to employee benefits; allocation of the purchase price in acquisition accounting; impairment assessment for goodwill and other intangible assets; long-term asset and amortization recoverability; stock-based compensation; revenue deferrals; and restructuring charges. We review estimates and assumptions periodically and reflect the revisions in the consolidated financial statements in the period in which we determine any revisions to be necessary. Actual results could differ materially from those estimates under different assumptions or conditions.
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
All intercompany transactions and balances have been eliminated in consolidation.
Through December 31, 2014, we managed and reported our business through the following three segments:

•	North America (which consists of our operations in the U.S. and Canada);

•	Asia Pacific (which primarily consists of our operations in Australia, Greater China, India and Asia Pacific Worldwide Network); and

•	Europe and other International Markets (which primarily consists of our operations in the United Kingdom ("U.K."), the Netherlands, Belgium, Latin America and our European Worldwide Network).
To further align with our strategy, we began reporting our business as of January 1, 2015 through two segments:

•	Americas (which consists of our operations in the U.S., Canada and Latin America); and

•	Non Americas (which primarily consists of our operations in the U.K., the Netherlands, Belgium, Australia, Greater China, India and our Worldwide Network).
In addition to the changes in our segment reporting that became effective January 1, 2015 that further align our external reporting with our strategy, we also began reporting and monitoring the performance of our Risk Management Solutions as Trade Credit and Other Enterprise Risk Management, and the results of our Sales & Marketing Solutions as Traditional Prospecting Solutions and Advanced Marketing Solutions. Trade Credit represents our traditional commercial credit products such as DNBi. Other Enterprise Risk Management includes all of our remaining Risk Management products, such as our compliance, supply chain and D&B Direct risk solutions. Traditional Prospecting Solutions includes our Hoovers, Market Data Retrieval (“MDR”) and marketing list solutions. Advanced Marketing Solutions includes all of our remaining Sales & Marketing Solutions products including Optimizer and DaaS (Customer Relationship Management ("CRM") and D&B Direct sales and marketing solutions).

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
We use a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence of selling prices (“VSOE”); (ii) third-party evidence of selling price (“TPE”); and (iii) best estimated selling prices (“BESP”) of each element. We determine the selling price for each deliverable using VSOE, if it exists, TPE if VSOE does not exist, or BESP if neither VSOE nor TPE exist. Revenue allocated to each element is then recognized when the basic revenue recognition criteria are met for each element.
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
Restructuring Charges. Restructuring charges have been recorded in accordance with Accounting Standards Codification (“ASC”) 712-10, “Nonretirement Postemployment Benefits,” or “ASC 712-10,” and/or ASC 420-10, “Exit or Disposal Cost Obligations,” or “ASC 420-10,” as appropriate.
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
The determination of when we accrue for severance costs and which standard applies depends on whether the termination benefits are provided under an ongoing arrangement as described in ASC 712-10 or under a one-time benefit arrangement as defined by ASC 420-10. Inherent in the estimation of the costs related to the restructurings are assessments related to the most likely expected outcome of the significant actions to accomplish the exit activities. In determining the charges related to the restructurings, we have to make estimates related to the expenses associated with the restructurings. These estimates may vary significantly from actual costs depending, in part, upon factors that may be beyond our control. We will continue to review the status of our restructuring obligations on a quarterly basis and, if appropriate, record changes to these obligations in current operations based on management’s most current estimates.

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
Income Taxes and Tax Contingencies. In determining taxable income for financial statement purposes, we must make certain estimates and judgments. These estimates and judgments affect the determination of the recoverability of certain of the deferred tax assets and the calculation of certain tax liabilities, which arise from temporary differences between the tax and financial statement recognition of revenue and expense and net operating losses.
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
In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations in a multitude of jurisdictions across our global operations. We record tax liabilities for anticipated tax audit issues in the U.S. and other tax jurisdictions based on our estimate of whether, and the extent to which, additional taxes will be due. These tax liabilities are reflected net of related tax loss carry-forwards. We adjust these reserves in light of changing facts and circumstances; however, due to the complexity of some of these uncertainties, the ultimate resolution may result in a payment that is materially different from our current estimate of the tax liabilities. If our estimate of tax liabilities proves to be less than the ultimate assessment, an additional charge to expense would result. If a payment or settlement of these amounts ultimately proves to be less than the recorded amounts, the reversal of the liabilities would result in tax benefits being recognized in the period when we determine the liabilities are no longer necessary. We recognize interest and penalties related to unrecognized tax benefits within the “Provision for Income Taxes” line in the consolidated statement of operations and comprehensive income. Accrued interest and penalties are included within the “Liabilities for Unrecognized Benefits” line in the consolidated balance sheet.
Legal Contingencies. We are involved in legal proceedings, claims and litigation arising in the ordinary course of business for which we believe we have adequate reserves, and such reserves are not material to the consolidated financial statements. In addition, from time to time we may be involved in additional matters which could become material and for which we may also establish reserve amounts as discussed in Note 13 to the consolidated financial statements included in this Annual Report on Form 10-K. We record a liability when management believes that it is both probable that a liability has been incurred and we can reasonably estimate the amount of the loss. For such matters where management believes a liability is not probable but is reasonably possible, a liability is not recorded; instead, an estimate of loss or range of loss, if material individually or in the aggregate, is disclosed if reasonably estimable, or a statement will be made that an estimate of loss cannot be made. As additional information becomes available, we adjust our assessment and estimates of such liabilities accordingly.
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
Property, Plant and Equipment. Property, plant and equipment are stated at cost, except for property, plant and equipment that have been impaired for which the carrying amount is reduced to the estimated fair value at the impairment date. Property, plant and equipment are generally depreciated using the straight-line method. Buildings are depreciated over a period

NOTES TO CONSOLIDATED FINANCIAL STATEMENT - (Continued)
(Tabular dollar amounts in millions, except per share data)

of 40 years. Equipment, including furniture, is depreciated over a period of three to ten years. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful life of the improvement. Property, plant and equipment depreciation and amortization expense for the years ended December 31, 2014, 2013 and 2012 was $8.3 million, $8.1 million and $11.2 million, respectively.
Computer Software. We develop various computer software applications for internal use including systems which support our databases and common business services and processes (back-end systems), our financial and administrative systems (backoffice systems) and systems which we use to deliver our information solutions to customers (customer-facing systems).
We expense costs as incurred during the preliminary development stage which includes conceptual formulation and review of alternatives. Once that stage is complete, we begin the application development stage which includes design, coding and testing. Direct internal and external costs incurred during this stage are capitalized. Capitalization of costs cease when the software is ready for its intended use and all substantial testing is completed. Upgrades and enhancements which provide added functionality are accounted for in the same manner. Maintenance costs incurred solely to extend the life of the software are expensed as incurred. Capitalized costs for internal-use software are amortized over the estimated lives which range from three to eight years.
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
The computer software amortization expense for the years ended December 31, 2014, 2013 and 2012 were $39.7 million, $46.9 million and $49.2 million, respectively. As of December 31, 2014 and 2013, we acquired $1.9 million and $2.9 million, respectively, of computer software, which was included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets as of December 31, 2014 and 2013, and was therefore excluded from the consolidated statements of cash flows for the years ended December 31, 2014 and 2013, respectively.
Goodwill and Other Indefinite-Lived Intangible Assets. Goodwill represents the excess of costs over fair value of assets and liabilities of businesses acquired. Goodwill and intangibles with an indefinite life are not subject to regular periodic amortization. Instead, the carrying amount of the goodwill and indefinite-lived intangibles is tested for impairment at least annually and between annual tests if events or circumstances warrant such a test. An impairment loss would be recognized if the carrying amount exceeded the fair value.
We assess recoverability of goodwill at the reporting unit level. A reporting unit is an operating segment or a component of an operating segment that is a business for which discrete financial information is available and reviewed by a segment manager. Our reporting units are North America, United Kingdom, Benelux (the Netherlands and Belgium), Europe Partnerships, Latin America, Greater China, Asia Partnerships, Australia and India. We perform a two-step goodwill impairment test. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets, including goodwill assigned to that reporting unit, goodwill is not impaired and no further test is performed. However, if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, the second step of the impairment test is performed to determine the magnitude of the impairment, which is the implied fair value of the reporting unit's goodwill compared to the carrying value. The implied fair value of goodwill is the difference between the fair value of the reporting unit and the fair value of its identifiable net assets. If the carrying value of goodwill exceeds the implied fair value of goodwill, the impaired goodwill is written down to its implied fair value and an impairment loss equal to this difference is recorded in the period that the impairment is identified as an operating expense.
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
No impairment charges were recognized related to goodwill and indefinite-lived intangible assets for the fiscal years ended December 31, 2014, 2013 and 2012.
Other intangibles, which primarily include customer lists and relationships, trademarks and technology related assets resulting from acquisitions, are being amortized over one to 16 years based on their estimated useful life using the straight-line method. Other intangibles amortization expense for the years ended December 31, 2014, 2013 and 2012 were $15.1 million, $15.9 million and $17.3 million, respectively. Other intangibles are tested for recoverability along with other long-lived assets, excluding goodwill and indefinite-lived intangibles, whenever events or circumstances indicate the carrying value may not be recoverable. See “Impairment of Long-Lived Assets” below.
Expected future amortization of acquired intangible assets as of December 31, 2014 is as follows:

Total	2015	2016	2017	2018	2019	Thereafter
$61.6	$12.2	$11.3	$7.5	$6.2	$5.3	$19.1
Impairment of Long-Lived Assets. Long-lived assets, including property, plant and equipment, internal-use software and other intangible assets held for use, are tested for impairment when events or circumstances indicate the carrying amount of the asset group that includes these assets is not recoverable. An asset group is the lowest level for which its cash flows are independent of the cash flows of other asset groups. The carrying value of an asset group is not considered recoverable if the carrying value exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. The impairment loss is measured by the difference between the carrying value of the asset group and its fair value. We generally estimate the fair value of an asset group using an income approach or quoted market price, whichever is applicable.
During the third quarter of 2014, we recorded an impairment charge of $7.3 million related to our facility in Parsippany, New Jersey resulting from the decision to exit this facility. At that time, the expected sales price was approximately $8.5 million. We performed an assessment on the recoverability of the asset group in accordance with ASC 360-10-35 “Property, Plant and Equipment.” Comparison of the expected cash flows from the then expected sale and the carrying value of the asset group indicated that the carrying amount of the asset group was not expected to be fully recoverable. Furthermore, the carrying value of the asset group was written down to its fair value. The fair value of the asset group was based on the quoted market price, which is considered a Level II input. The impairment charge was included in “Operating Costs” in our North America reporting segment. Below is a summary of the components of the asset group and its carrying value as of September 30, 2014:

Carrying Value

Building and Building Improvements	$9.9
Land	4.7
Furniture and Fixtures	0.3
Machinery and Equipment	0.4
Total	$15.3
In December 2014, we entered into a sale arrangement for $8.5 million for this property pursuant to which our employees will continue to utilize this space until they can be relocated to our newly leased location at 101 JFK Parkway in Short Hills, New Jersey. It is expected that such actions will be completed no later than December 31, 2015. We have ceased to depreciate the above asset group since the third quarter of 2014. The asset group was reported as “Current Assets Held for Sale” in our consolidated balance sheet as of December 31, 2014.
During the fourth quarter of 2013, we recorded an impairment charge of $31.3 million primarily related to technology and software assets that were primarily related to our data management infrastructure (data supply chain) in our North America

NOTES TO CONSOLIDATED FINANCIAL STATEMENT - (Continued)
(Tabular dollar amounts in millions, except per share data)

segment. We can improve data collection through other commercially available means, as needed. We determined that the fair value of these assets was zero based on Level III inputs (see “Fair Value of Financial Instruments” below for discussion on Level inputs), as market data was not readily available. Of the $31.3 million impairment charge, $28.6 million was included in “Operating Costs” and $2.7 million was included in “Selling and Administrative Expenses” in our North America segment.
During the fourth quarter of 2013, we also recorded an impairment charge of $1.7 million related to our China Trade Portal (“Portal”) asset resulting from lower than expected product revenue. We decided to sunset the Portal product and migrate our existing Portal customers to an enhanced version of our existing DUNS Registered Seal product. We determined that the fair value of these assets was zero based on Level III inputs (see “Fair Value of Financial Instruments” below for discussion on Level inputs) as market data was not readily available. The impairment charge was included in “Operating Costs” in our Asia Pacific segment.
During the first quarter of 2012, we recorded an impairment charge of $12.9 million related to the accounts receivable, intangible assets, prepaid costs and software for Roadway, an operation in our Greater China reporting unit. See Note 13 to the consolidated financial statements included in this Annual Report on Form 10-K for further discussion. We determined that the fair value of these intangible assets, prepaid costs and software was zero based on Level III inputs (see “Fair Value of Financial Instruments” below for discussion on Level inputs), as market data of these assets were not readily available. We wrote down the accounts receivable balance to its realizable value based on the probability of collecting from the customer accounts. Of the $12.9 million impairment charge, $4.1 million was included in “Operating Costs” and $8.8 million was included in “Selling and Administrative Expenses” in our Asia Pacific segment.
Foreign Currency Translation. For all operations outside the U.S. where we have designated the local currency as the functional currency, assets and liabilities are translated using the end-of-year exchange rates, and revenues and expenses are translated using average exchange rates for the year. For those countries where we designate the local currency as the functional currency, translation adjustments are accumulated in a separate component of shareholders’ equity. Transaction gains and losses are recognized in earnings in the consolidated statement of operations and comprehensive income. We recorded foreign currency transaction income of less than $0.1 million, $0.1 million and $0.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.
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
Financial Instruments. We use financial instruments, including foreign exchange forward contracts, option contracts and interest rate derivatives, to manage our exposure to movements in foreign exchange rates and interest rates. The use of these financial instruments modifies our exposure to these risks in order to minimize the potential negative impact and/or to reduce the volatility that these risks may have on our financial results.
We recognize all such financial instruments as either assets or liabilities on the balance sheet and measure those instruments at fair value. We do not use derivative financial instruments for trading or speculative purposes.
We use foreign exchange forward and option contracts to hedge certain non-functional currency-denominated intercompany and third-party transactions. These foreign exchange forward and option contracts are marked-to-market and the resulting remeasurement gains and losses are recorded as other income or expense. In addition, foreign exchange forward and option contracts are used to hedge certain of our foreign net investments. The gains and losses associated with these contracts are recorded in “Cumulative Translation Adjustment,” a component of shareholders’ equity.
From time to time, we use interest rate swap agreements to hedge long-term fixed-rate debt. When executed, we designate such swaps as fair-value hedges and assess whether the swaps are highly effective in offsetting changes in the fair value of the hedged debt. We formally document all relationships between hedging instruments and hedged items, and we have documented policies for managing our exposures. Changes in the fair values of interest rate swap agreements that are designated fair-value hedges are recognized in earnings as an adjustment of interest expense. The hedge accounting effectiveness is monitored on an ongoing basis, and if considered ineffective, we discontinue hedge accounting prospectively. See Note 7 to the consolidated financial statements included in this Annual Report on Form 10-K.

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
Note 2. Recent Accounting Pronouncements
We consider the applicability and impact of all Accounting Standards Updates (“ASUs”). The ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position and/or results of operations.
In January 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-01 “Income Statement Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” This standard eliminates such concept from existing GAAP. Under the new guidance an entity is no longer required to: (i) segregate an extraordinary item from the results of ordinary operations; (ii) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; and (iii) disclose income taxes and earnings-per share data applicable to an extraordinary item. The new standard retains the existing requirement to separately present on a pre-tax basis within income from continuing operations items that are of an unusual nature or occur infrequently. Additionally, the new standard requires similar separate presentation of items that are both unusual and infrequent in nature. The standard is effective for fiscal years and the interim periods within those fiscal years beginning on or after December 15, 2015. The guidance may be applied prospectively or retrospectively to all prior periods presented in the financial statements, with additional disclosures for entities electing prospective application. Early application is permitted as of the beginning of the fiscal year of adoption. We do not expect that the adoption of this authoritative guidance will have a material impact on our consolidated financial statements.
In November 2014, the FASB issued ASU 2014-17 “Business Combinations (Topic 805): Pushdown Accounting (a consensus of the FASB Emerging Issues Task Force).” This standard provides an acquired business the option to apply pushdown accounting in its separate financial statements upon a change-in-control event. Concurrently, the SEC eliminated its guidance under SAB Topic 5.J. “New Basis of Accounting Required in Certain Circumstances” which had required or precluded pushdown accounting based on the percentage of ownership. The standard became effective upon issuance for new change-in-control events or to the most recent change-in-control event. An acquiree may elect to apply pushdown accounting retrospectively, as a change in accounting principle, for its most recent change-in-control event for which it did not previously apply pushdown accounting. The new standard requires the acquiree to provide certain disclosures upon election of pushdown

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

accounting consistent with those required under the guidance for business combinations. We do not expect that the adoption of this authoritative guidance will have a material impact on our consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes and replaces nearly all existing GAAP revenue recognition guidance, including industry-specific guidance. The authoritative guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The five steps are: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations; and (v) recognize revenue when or as each performance obligation is satisfied. The authoritative guidance applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The authoritative guidance requires significantly expanded disclosures about revenue recognition and is effective for fiscal years and the interim periods within these fiscal years beginning on or after December 15, 2016. Early application is not permitted and companies have the option of using either a full retrospective or a modified approach to adopting the authoritative guidance. We are currently assessing the impact of the adoption of this authoritative guidance on our consolidated financial statements.
In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which changes the requirements for reporting discontinued operations by limiting it to disposals representing a strategic shift that has or will have a major effect on the entity’s operations and financial results. An entity will be required to: (i) present the assets and liabilities of a disposal group that includes a discontinued operation separately in the statement of financial position; and (ii) expand disclosures about the discontinued operations. The authoritative guidance was effective for fiscal years and the interim periods within those fiscal years beginning on or after December 15, 2014 and should be applied on a prospective basis. We do not expect that the adoption of this authoritative guidance will have a material impact on our consolidated financial statements.
In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss or a Tax Credit Carryforward Exists (a consensus of the FASB Emerging Issues Task Force),” which states that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. If a company does not have: (i) a net operating loss carryforward; (ii) a similar tax loss; or (iii) a tax credit carryforward which is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, or the entity does not intend to use the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The authoritative guidance was effective for fiscal years and the interim periods within those fiscal years beginning on or after December 15, 2013 and should be applied on a prospective basis. The adoption of this authoritative guidance did not have a material impact on the consolidated financial statements.
In March 2013, the FASB issued ASU No. 2013-5, “Foreign Currency Matters (Topic 830): Parent’s Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (a consensus of the FASB Emerging Issues Task Force),” which states that a cumulative translation adjustment (“CTA”) is attached to the parent’s investment in a foreign entity and should be released in a manner consistent with the derecognition guidance on investments in entities. The entire amount of the CTA associated with the foreign entity would be released when there has been a: (i) sale of a subsidiary or group of net assets within a foreign entity and the sale represents the substantially complete liquidation of the investment in the foreign entity; (ii) loss of a controlling financial interest in an investment in a foreign entity; and (iii) step acquisition for a foreign entity. The authoritative guidance does not change the requirement to release a pro rata portion of the CTA of the foreign entity into earnings for a partial sale of an equity method investment in a foreign entity. The authoritative guidance was effective for fiscal years and the interim periods within those fiscal years beginning on or after December 15, 2013 and should be applied on a prospective basis. The adoption of this authoritative guidance did not have a material impact on the consolidated financial statements.

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
The determination of when we accrue for severance costs and which standard applies depends on whether the termination benefits are provided under an ongoing arrangement as described in ASC 712-10 or under a one-time benefit arrangement as defined by ASC 420-10. Inherent in the estimation of the costs related to the restructurings are assessments related to the most likely expected outcome of the significant actions to accomplish the exit activities. In determining the charges related to the restructurings, we have to make estimates related to the expenses associated with the restructurings. These estimates may vary significantly from actual costs depending, in part, upon factors that may be beyond our control. We will continue to review the status of our restructuring obligations on a quarterly basis and, if appropriate, record changes to these obligations in current operations based on management’s most current estimates.
During the year ended December 31, 2014, we recorded a $14.9 million restructuring charge. The significant components of these charges included:

•
Severance and termination costs of $13.0 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 155 employees were impacted. Of these 155 employees, approximately 145 employees exited the Company in 2014 and approximately 10 employees will exit the Company in 2015. The cash payments for these employees will be substantially completed by the second quarter of 2015; and

•	Contract termination, lease termination obligations and other exit costs including those to consolidate or close facilities and impairments of $1.9 million.

During the year ended December 31, 2013, we recorded a $13.9 million restructuring charge. The significant components of these charges included:

•
Severance and termination costs of $8.2 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 160 employees were impacted. Of these 160 employees, approximately 140 employees exited the Company in 2013 and approximately 20 employees exited the Company in 2014. The cash payments for these employees were substantially completed by the second quarter of 2014; and

•	Contract termination, lease termination obligations and other exit costs including those to consolidate or close facilities of $5.7 million.
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

•	Contract termination, lease termination obligations, other exit costs including those to consolidate or close facilities of $6.7 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

The following tables set forth, in accordance with ASC 712-10 and/or ASC 420-10, the restructuring reserves and utilization:

	Severance and Termination	Contract Termination, Lease Termination Obligations and Other Exit Costs	Total
Restructuring Charges:
Balance Remaining as of January 1, 2012	$8.3	$2.2	$10.5
Charge Taken during the Year Ended December 31, 2012	22.7	6.7	29.4
Payments during the Year Ended December 31, 2012	(21.6)	(6.6)	(28.2)
Balance Remaining as of December 31, 2012	$9.4	$2.3	$11.7
Charge Taken during the Year Ended December 31, 2013	8.2	5.7	13.9
Payments/Asset Impairment(1) during the Year Ended December 31, 2013	(11.8)	(3.4)	(15.2)
Balance Remaining as of December 31, 2013	$5.8	$4.6	$10.4
Charge Taken during the Year Ended December 31, 2014	13.0	1.9	14.9
Payments during the Year Ended December 31, 2014	(10.7)	(4.7)	(15.4)
Balance Remaining as of December 31, 2014	$8.1	$1.8	$9.9

(1)	We incurred an asset impairment of $0.5 million in the first quarter of 2013 related to the termination of a lease.
For initiatives taken during the years ended December 31, 2013 and 2012, all actions were substantially completed as of December 31, 2014.
Note 4. Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (“AOCI”) as of December 31, 2014 and 2013:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
December 31, 2012	$(151.2)	$(701.0)	$0.1	$(852.1)
Other Comprehensive Income Before Reclassifications	(35.5)	127.9	—	92.4
Amounts Reclassified From Accumulated Other Comprehensive Income, net of tax	—	20.9	—	20.9
December 31, 2013	$(186.7)	$(552.2)	$0.1	$(738.8)
Other Comprehensive Income Before Reclassifications	(46.7)	(156.9)	(0.1)	(203.7)
Amounts Reclassified From Accumulated Other Comprehensive Income, net of tax	—	20.4	—	20.4
December 31, 2014	$(233.4)	$(688.7)	$—	$(922.1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

The following table summarizes the reclassifications out of AOCI as of December 31, 2014, 2013 and 2012:

Details About Accumulated Other Comprehensive Income Components	Affected Line Item in the Statement Where Net Income is Presented	Amount Reclassified from Accumulated Other Comprehensive Income
		For the Years Ended December 31,
		2014	2013	2012
Foreign Currency Translation Adjustments:
Sale of Business	Other Income (Expense) – Net	$—	$—	$(1.3)

Defined Benefit Pension Plans:
Amortization of Prior Service Costs	Selling and Administrative Expenses	$(1.5)	$(6.4)	$(7.1)
	Operating Expenses	(0.6)	(2.5)	(2.5)
Amortization of Actuarial Gain/Loss	Selling and Administrative Expenses	24.9	30.5	24.6
	Operating Expenses	10.1	11.8	8.5
Total Before Tax		32.9	33.4	23.5
Tax (Expense) or Benefit		(12.5)	(12.5)	(7.7)
Total After Tax		$20.4	$20.9	$15.8

Derivative Financial Instruments:
Amortization of Cash Flow Hedges	Interest Expense	$—	$—	$1.7
Loss on Derivative	Other Income (Expense) - Net	—	—	0.3
Total Before Tax		—	—	2.0
Tax (Expense) or Benefit		—	—	(1.9)
Total After Tax		$—	$—	$0.1

Total Reclassifications for the Period, Net of Tax		$20.4	$20.9	$14.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Note 5. Income Taxes

Income before provision for income taxes consisted of:

	For the Years Ended December 31,
	2014	2013	2012
U.S.	$221.1	$319.5	$295.1
Non-U.S.	127.5	76.5	83.2
Income Before Provision for Income Taxes, and Equity in Net Income of Affiliates	$348.6	$396.0	$378.3

The provision for income taxes consisted of:

	For the Years Ended December 31,
	2014	2013	2012
Current Tax Provision:
U.S. Federal	$2.8	$81.6	$45.9
State and Local	11.7	8.3	6.8
Non-U.S.	23.6	21.2	10.3
Total Current Tax Provision	$38.1	$111.1	$63.0
Deferred Tax Position:
U.S. Federal	$6.6	$30.8	$15.4
State and Local	4.3	(2.6)	3.1
Non-U.S.	3.6	(3.8)	1.6
Total Deferred Tax Provision	$14.5	$24.4	$20.1
Provision for Income Taxes	$52.6	$135.5	$83.1

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and our effective tax rate for financial statement purposes:

	For the Years Ended December 31,
	2014	2013	2012
Statutory Tax Rate	35.0%	35.0%	35.0%
State and Local Taxes, net of U.S. Federal Tax Benefits	3.0	0.9	1.5
Nondeductible Charges	4.6	0.4	2.8
U.S. Taxes on Foreign Income	1.4	1.3	1.0
Non-U.S. Taxes	(1.6)	(1.7)	(3.3)
Valuation Allowance	(0.1)	0.4	(0.7)
Interest	(1.9)	0.5	(0.8)
Tax Credits and Deductions	(5.9)	(3.2)	(3.3)
Tax Contingencies Related to Uncertain Tax Positions	(4.8)	0.4	0.5
Impact of Legacy Tax Matters (1)	(14.9)	—	(6.9)
Loss on Investment	—	—	(4.1)
Other	0.3	0.2	0.3
Effective Tax Rate	15.1%	34.2%	22.0%
(1) The impact for 2014 was due to the release of reserves for uncertain tax positions due to the effective settlement of audits for the 2007 - 2009 tax years and the expiration of the statute of limitations for the 2010 tax year.
The impact for 2012 was due to the release of reserves for uncertain tax positions due to the expiration of the statute of limitations for the 2005 - 2006 tax years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Income taxes paid were $109.4 million, $126.1 million and $110.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. Income taxes refunded were $1.5 million, $4.9 million and $7.0 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Deferred tax assets (liabilities) are comprised of the following:

	December 31,
	2014	2013
Deferred Tax Assets:
Operating Losses	$33.6	$41.9
Restructuring Costs	2.6	2.6
Bad Debts	4.5	5.2
Accrued Expenses	16.2	12.6
Capital Loss and Credit Carryforwards	17.7	11.5
Other	0.7	2.0
Pension and Postretirement Benefits	223.1	145.9
Total Deferred Tax Assets	298.4	221.7
Valuation Allowance	(36.9)	(38.3)
Net Deferred Tax Assets	$261.5	$183.4
Deferred Tax Liabilities:
Intangibles	$(30.1)	$(35.7)
Fixed Assets	(3.9)	(4.2)
Other	(2.7)	(0.7)
Total Deferred Tax Liabilities	$(36.7)	$(40.6)
Net Deferred Tax Assets	$224.8	$142.8
We have not provided for U.S. deferred income taxes or foreign withholding taxes on $753.1 million of undistributed earnings of our non-U.S. subsidiaries as of December 31, 2014, since we intend to reinvest these earnings indefinitely. Additionally, we have not determined the tax liability if such earnings were remitted to the U.S., as the determination of such liability is not practicable.
We have federal, state and local, and foreign tax loss carry-forwards, the tax effect of which was $33.6 million as of December 31, 2014. Approximately $28.4 million of these tax benefits have an indefinite carry-forward period. The remainder of $5.2 million expires at various times between 2015 and 2025.
We have established a valuation allowance against non-U.S. net operating losses in the amount of $24.5 million, $26.8 million and $25.2 million for the years ended December 31, 2014, 2013 and 2012, respectively, that in the opinion of our management are more likely than not to expire before we can utilize them.
For the year ended December 31, 2014, we decreased our unrecognized tax benefits by $76.6 million (net of increases). The decrease primarily relates to the reduction of the prior year tax positions and expiration of applicable statute of limitations. The total amount of gross unrecognized tax benefits as of December 31, 2014, 2013 and 2012 were $29.2 million, $105.8 million and $100.7 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

The following is a reconciliation of the gross unrecognized tax benefits:

Gross Unrecognized Tax Benefits as of January 1, 2012	$120.1
Additions for Prior Years' Tax Positions	5.1
Additions for Current Years' Tax Positions	5.1
Addition due to CTA	0.3
Reduction in Prior Years' Tax Positions (1)	(28.7)
Reduction Due to Expired Statute of Limitations	(1.2)
Gross Unrecognized Tax Benefits as of December 31, 2012	100.7
Additions for Prior Years' Tax Positions	7.7
Additions for Current Years' Tax Positions	0.5
Settlements with Taxing Authority	(1.0)
Reduction due to CTA	(0.5)
Reduction in Prior Years' Tax Positions	(0.4)
Reduction Due to Expired Statute of Limitations	(1.2)
Gross Unrecognized Tax Benefits as of December 31, 2013	105.8
Additions for Prior Years' Tax Positions	2.1
Additions for Current Years' Tax Positions	1.0
Settlements with Taxing Authority	(4.0)
Reduction due to CTA	(0.2)
Reduction in Prior Years' Tax Positions (2)	(57.1)
Reduction Due to Expired Statute of Limitations (3)	(18.4)
Gross Unrecognized Tax Benefits as of December 31, 2014	$29.2

(1)	The decrease is primarily due to the release of reserves for uncertain tax positions due to the expiration of the statute of limitations for the 2005 - 2006 tax years.

(2)	The decrease is primarily due to the release of reserves for uncertain tax positions due to the effective settlement of audits for the 2007 - 2009 tax years.

(3)	The decrease is primarily due to the release of reserves due to the expiration of the statute of limitations for the 2010 tax year.
The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $27.3 million, net of tax benefits. At December 31, 2014, we anticipate that it is reasonably possible that total unrecognized tax benefits could decrease by approximately $22 million within the next 12 months as a result of audit settlements and the expiration of applicable statute of limitations.
We recognize accrued interest expense related to unrecognized tax benefits in the Provision for Income Taxes line in the consolidated statement of operations and other comprehensive income. The total amount of interest expense, net of tax benefits, recognized for the years ended December 31, 2014, 2013 and 2012 was $1.2 million, $2.5 million and $2.7 million, respectively. The total amount of accrued interest as of December 31, 2014 and 2013 was $3.4 million and $10.4 million, net of tax benefits, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Note 6. Notes Payable and Indebtedness
Our borrowings are summarized in the following table:

	December 31,
	2014	2013
Debt Maturing Within One Year:
Fixed-Rate Note (net of a $0.2 million discount as of December 31, 2014)	$299.8	$—
Fair Value Adjustment Related to Hedged Debt	1.2	—
Other	0.1	0.1
Total Debt Maturing Within One Year	$301.1	$0.1

Debt Maturing After One Year:
Long-Term Fixed-Rate Notes (Net of a $2.3 million and $3.0 million discount as of December 31, 2014 and 2013, respectively)	$747.7	$1,047.0
Fair Value Adjustment Related to Hedged Debt	—	2.5
Credit Facility	604.5	466.5
Total Debt Maturing After One Year	$1,352.2	$1,516.0
Fixed-Rate Notes

In December 2012, we issued senior notes with a face value of $450 million that mature on December 1, 2017 (the “2017 notes”), bearing interest at a fixed annual rate of 3.25%, payable semi-annually. In addition, in December 2012, we issued senior notes with a face value of $300 million that mature on December 1, 2022 (the “2022 notes”), bearing interest at a fixed annual rate of 4.375%, payable semi-annually. The proceeds were used in December 2012 to repay borrowings outstanding under our revolving credit facility and retire our then outstanding $400 million senior notes bearing interest at a fixed annual rate of 6.00%, which had a maturity date of April 2013 (the “2013 notes”). In connection with the redemption of the 2013 notes, we recorded a premium payment of $5.4 million to “Other Income (Expense) – Net” in the consolidated statement of operations and comprehensive income during the year ended December 31, 2012. The interest rates applicable to the 2017 notes and 2022 notes are subject to adjustment if our debt rating is decreased three levels below the Standard & Poor's and Fitch BBB+ credit ratings that we held on the date of issuance. After a rate adjustment, if our debt ratings are subsequently upgraded, the adjustment(s) would reverse. The maximum adjustment is 2.00% above the initial interest rate and the rate cannot adjust below the initial interest rates. As of December 31, 2014, no such adjustments to the interest rates were required. The 2017 notes and 2022 notes carrying amounts of $450.0 million and $297.7 million, net of less than $0.1 million and $2.3 million of remaining issuance discounts respectively, are recorded as “Long-Term Debt” in the consolidated balance sheet at December 31, 2014.
The 2017 notes and 2022 notes were issued at discounts of less than $0.1 million and $2.9 million, respectively. In addition, in connection with the issuance, we incurred underwriting and other fees of approximately $3.4 million and $2.5 million for the 2017 notes and 2022 notes, respectively. These costs are being amortized over the life of the applicable notes. The 2017 notes and 2022 notes contain certain covenants that limit our ability to create liens, enter into sale and leaseback transactions and consolidate, merge or sell assets to another entity. We were in compliance with these non-financial covenants at December 31, 2014 and 2013. The 2017 notes and 2022 notes do not contain any financial covenants.
On January 30, 2008, we entered into interest rate derivative transactions with an aggregate notional amount of $400 million. The objective of these hedges was to mitigate the variability of future cash flows from market changes in Treasury rates in anticipation of the issuance of the 2013 notes. These transactions were accounted for as cash flow hedges and, as such, changes in fair value of the hedges that took place through the date of the issuance of the 2013 notes were recorded in AOCI. In connection with the issuance of the 2013 notes, these interest rate derivative transactions were terminated, resulting in a loss and a payment of $8.5 million on March 28, 2008, the date of termination. The March 28, 2008 payment had been recorded in AOCI and has been amortized over the life of the 2013 notes. In connection with the redemption of the 2013 notes in December 2012, the remaining unamortized portion of the loss in the amount of $0.3 million was recorded to “Other Income (Expense) – Net” in the consolidated statement of operations and comprehensive income during the year ended December 31, 2012. In addition, with the redemption of the 2013 notes in December 2012, the remaining unamortized underwriting and other fees in the amount of $0.1 million were recorded to “Other Income (Expense) – Net” in the consolidated statement of operations and comprehensive income during the year ended December 31, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

In November 2010, we issued senior notes with a face value of $300 million that mature on November 15, 2015 (the “2015 notes”), bearing interest at a fixed annual rate of 2.875%, payable semi-annually. The proceeds were used in December 2010 to repay our then outstanding $300 million senior notes, bearing interest at a fixed annual rate of 5.50%, which had a maturity date of March 15, 2011 (the “2011 notes”). In connection with the redemption of the 2011 notes, we recorded a premium payment of $3.7 million to “Other Income (Expense) – Net” in the consolidated statement of operations and comprehensive income during the year ended December 31, 2011. The 2015 notes of $299.8 million, net of $0.2 million remaining discount, are recorded as “Short-Term Debt” in the consolidated balance sheet at December 31, 2014.
The 2015 notes were issued at a discount of $1.1 million, and, in connection with the issuance, we incurred underwriting and other fees of approximately $2.5 million. These costs are being amortized over the life of the 2015 notes. The 2015 notes contain certain covenants that limit our ability to create liens, enter into sale and leaseback transactions and consolidate, merge or sell assets to another entity. We were in compliance with these non-financial covenants at December 31, 2014 and 2013. The 2015 notes do not contain any financial covenants.
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
In March 2012, in connection with our objective to manage our exposure to interest rate changes and our policy to manage our fixed and floating interest rate debt mix, these interest rate derivatives discussed in the previous paragraph were terminated. This resulted in a gain of $0.3 million and the receipt of $5.0 million in cash on March 12, 2012, the swap termination settlement date. The gain of $0.3 million was recorded in “Other Income (Expense) – Net” in the consolidated statement of operations and comprehensive income during the year ended December 31, 2012.
Approximately $0.8 million of derivative gains offset by a $0.5 million loss on the fair value adjustment related to the hedged debt were recorded through the date of termination in the results for the three months ended March 31, 2012. The $4.9 million adjustment in the carrying amount of the hedged debt at the date of termination is being amortized as an offset to “Interest Expense” in the consolidated statements of operations and comprehensive income over the remaining term of the 2015 notes. Approximately $1.3 million of amortization was recorded during the year ended December 31, 2014, resulting in a balance of $1.2 million in the consolidated balance sheet at December 31, 2014.
Credit Facility

On July 23, 2014, we amended and extended our then-existing $800 million revolving credit facility, increasing the facility amount to $1 billion and extending the maturity to July 2019. The $1 billion revolving credit facility was amended with commercial terms substantially similar to the then-existing $800 million revolving credit facility, with the same financial covenants, and at borrowing rates that reflect the prevailing market for companies of similar credit quality. The revolving credit facilities require the maintenance of interest coverage and total debt to Earnings Before Income Taxes, Depreciation and Amortization (“EBITDA”) ratios which are defined in the credit agreement. We were in compliance with the $1 billion revolving credit facility financial and non-financial covenants at December 31, 2014 and the then-existing $800 million revolving credit facility financial and non-financial covenants at December 31, 2013.
At December 31, 2014 and 2013, we had $604.5 million and $466.5 million, respectively, of borrowings outstanding under the $1 billion and then-existing $800 million revolving credit facilities with weighted average interest rates of 1.38% and 1.24%, respectively. We borrowed under these facilities from time to time during the year ended December 31, 2014 to supplement the timing of receipts in order to fund our working capital. We have also borrowed under these facilities from time to time to fund a portion of our share repurchases. These facilities also supported our commercial paper program. Under this program, we may issue from time to time unsecured promissory notes in the commercial paper market in private placements exempt from registration under the Securities Act of 1933, as amended, for a cumulative face amount not to exceed $800 million outstanding at any one time and with maturities not exceeding 364 days from the date of issuance. Outstanding commercial paper would effectively reduce the amount available for borrowing under our revolving credit facilities. We did not borrow under our commercial paper program during the years ended December 31, 2014 and 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Other
At December 31, 2014 and 2013, certain of our international operations had uncommitted lines of credit of $1.8 million and $2.6 million, respectively. There were no borrowings outstanding under these lines of credit at December 31, 2014 and 2013, respectively. These arrangements have no material facility fees and no compensating balance requirements.
At December 31, 2014 and 2013, we were contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties and parent guarantees in favor of certain of our banks totaling $4.6 million and $4.7 million, respectively.
Interest paid for all outstanding debt totaled $42.5 million, $39.9 million and $41.8 million during the years ended December 31, 2014, 2013 and 2012, respectively.
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
By their nature, all such instruments involve risk, including the credit risk of non-performance by counterparties. However, at December 31, 2014 and 2013, there was no significant risk of loss in the event of non-performance of the counterparties to these financial instruments. We control our exposure to credit risk through monitoring procedures.
Our trade receivables do not represent a significant concentration of credit risk at December 31, 2014 and 2013, because we sell to a large number of customers in different geographical locations and industries.
Interest Rate Risk Management
Our objective in managing our exposure to interest rates is to limit the impact of interest rate changes on our earnings, cash flows and financial position, and to lower our overall borrowing costs. To achieve these objectives, we maintain a policy that floating-rate debt be managed within a minimum and maximum range of our total debt exposure. To manage our exposure and limit volatility, we may use fixed-rate debt, floating-rate debt and/or interest rate swaps. We recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. As of December 31, 2014, we did not have any interest rate derivatives outstanding.
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
In March 2012, in connection with our objective to manage our exposure to interest rate changes and our policy to manage our fixed and floating interest rate debt mix, the interest rate derivatives discussed in the previous paragraph were terminated. This resulted in a gain of $0.3 million and the receipt of $5.0 million in cash on March 12, 2012, the swap

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

termination settlement date. The gain of $0.3 million was recorded in “Other Income (Expense) – Net” in the consolidated statement of operations and comprehensive income during the year ended December 31, 2012.
Approximately $0.8 million of derivative gains offset by a $0.5 million loss on the fair value adjustment related to the hedged debt were recorded through the date of termination in the results for the three months ended March 31, 2012. The $4.9 million adjustment in the carrying amount of the hedged debt at the date of termination will be amortized as an offset to “Interest Expense” in the consolidated statements of operations and comprehensive income over the remaining term of the 2015 notes. Approximately $1.3 million of amortization was recorded from the swap termination date through December 31, 2014, resulting in a balance of $1.2 million in the consolidated balance sheet at December 31, 2014.
Cash Flow Hedges
For interest rate derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the periodic hedge remeasurement gains or losses on the derivative are reported as a component of other comprehensive income (“OCI”) and reclassified to earnings in the same period or periods during which the hedged transaction affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.
On January 30, 2008, we entered into interest rate derivative transactions with an aggregate notional amount of $400 million. The objective of these hedges was to mitigate the variability of future cash flows from market changes in Treasury rates in anticipation of the issuance of the 2013 notes. These transactions were accounted for as cash flow hedges and, as such, changes in fair value of the hedges that took place through the date of the issuance of the 2013 notes were recorded in AOCI. In connection with the issuance of the 2013 notes, these interest rate derivative transactions were terminated, resulting in a loss and a payment of $8.5 million on March 28, 2008, the date of termination. The March 28, 2008 payment had been recorded in AOCI and has been amortized over the life of the 2013 notes. In connection with the redemption of the 2013 notes in December 2012, the remaining unamortized portion of the loss in the amount of $0.3 million was recorded to “Other Income (Expense) – Net” in the consolidated statement of operations and comprehensive income during the year ended December 31, 2012. In addition, with the redemption of the 2013 notes in December 2012, the remaining unamortized underwriting and other fees in the amount of $0.1 million was recorded to “Other Income (Expense) – Net” in the consolidated statement of operations and comprehensive income during the year ended December 31, 2012.
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
As in prior years, we have hedged substantially all balance sheet positions denominated in a currency other than the functional currency applicable to each of our various subsidiaries with short-term, foreign exchange forward contracts. In addition, we may use foreign exchange forward contracts to hedge certain net investment positions. The underlying transactions and the corresponding foreign exchange forward are marked-to-market at the end of each quarter and the fair value impacts are reflected within the consolidated financial statements.
As of December 31, 2014 and 2013, the notional amounts of our foreign exchange forward contracts were $296.4 million and $295.4 million, respectively.
Realized gains and losses associated with these contracts were $15.1 million and $23.0 million, respectively, at December 31, 2014; $17.5 million and $24.7 million, respectively, at December 31, 2013; and $20.4 million and $14.3 million, respectively, at December 31, 2012. Unrealized gains and losses associated with these contracts were $0.4 million and $0.1 million, respectively, at December 31, 2014; $0.4 million and $0.4 million, respectively, at December 31, 2013; and less than $0.1 million and $0.4 million, respectively, at December 31, 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Fair Values of Derivative Instruments in the Consolidated Balance Sheets

	Asset Derivatives				Liability Derivatives
	December 31, 2014		December 31, 2013		December 31, 2014		December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other Current Assets	$0.4	Other Current Assets	$0.4	Other Accrued & Current Liabilities	$0.1	Other Accrued & Current Liabilities	$0.4
Total derivatives not designated as hedging instruments		$0.4		$0.4		$0.1		$0.4
Total Derivatives		$0.4		$0.4		$0.1		$0.4

The Effect of Derivative Instruments on the Consolidated Statements of Operations and Comprehensive Income

	Gain (Loss) Recognized in Income on Derivatives
Derivatives in Fair Value Hedging Relationships	Location	For the Year Ended December 31,			Hedged Item	Location	For the Year Ended December 31,

		2014	2013	2012			2014	2013	2012
Interest rate contracts	Non-Operating Income (Expenses) – Net	$—	$—	$0.8	Fixed- rate debt	Non-Operating Income (Expenses) – Net	$—	$—	$(0.5)

Our foreign exchange forward contracts are not designated as hedging instruments under authoritative guidance.
The Effect of Derivative Instruments on the Consolidated Statements of Operations and Comprehensive Income

Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		For the Year Ended December 31,
		2014	2013	2012
Foreign exchange forward contracts	Non-Operating Income (Expenses) – Net	$(7.6)	$(6.8)	$5.7
Foreign exchange option contracts	Non-Operating Income (Expenses) – Net	$—	$—	$(0.2)
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
The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of December 31, 2014 and December 31, 2013, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value. Level inputs, as defined by authoritative guidance, are as follows:

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
The following table summarizes fair value measurements by level at December 31, 2014 for assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Balance at December 31, 2014
Assets:
Cash Equivalents (1)	$126.1	$—	$—	$126.1
Other Current Assets:
Foreign Exchange Forwards (2)	$—	$0.4	$—	$0.4
Liabilities:
Other Accrued and Current Liabilities:
Foreign Exchange Forwards (2)	$—	$0.1	$—	$0.1

(1)	Cash equivalents represent fair value as it consists of highly liquid investments with an original maturity of three months or less.

(2)	Primarily represents foreign currency forward contracts. Fair value is determined utilizing a market approach and considers a factor for nonperformance in the valuation.

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
At December 31, 2014 and 2013, the fair value of cash and cash equivalents, accounts receivable, other receivables and accounts payable approximated carrying value due to the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on valuation models using discounted cash flow methodologies with market data inputs from globally recognized data providers and third-party quotes from major financial institutions (categorized as Level II in the fair value hierarchy), are as follows:

	Balance at December 31,
	2014		2013
	Carrying Amount (Asset) Liability	Fair Value (Asset) Liability	Carrying Amount (Asset) Liability	Fair Value (Asset) Liability
Short-term and Long-term Debt	$1,047.5	$1,082.1	$1,047.0	$1,054.8
Credit Facilities	$604.5	$625.4	$466.5	$466.1
Items Measured at Fair Value on a Nonrecurring Basis
In addition to assets and liabilities that are recorded at fair value on a recurring basis, we are required to record assets and liabilities at fair value on a nonrecurring basis as required by GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges.
During the third quarter of 2014, we recorded an impairment charge of $7.3 million related to our facility in Parsippany, New Jersey resulting from the decision to exit this facility. At that time, the expected sales price was approximately $8.5 million. We performed an assessment on the recoverability of the asset group in accordance with ASC 360-10-35 “Property, Plant and Equipment.” Comparison of the expected cash flows from the then expected sale and the carrying value of the asset group indicated that the carrying amount of the asset group was not expected to be fully recoverable. Furthermore, the carrying value of the asset group was written down to its fair value. The fair value of the asset group was based on the quoted market price, which is considered a Level II input. The impairment charge was included in “Operating Costs” in our North America reporting segment. Below is a summary of the components of the asset group and its carrying value as of September 30, 2014:

Carrying Value
Building and Building Improvements	$9.9
Land	4.7
Furniture and Fixtures	0.3
Machinery and Equipment	0.4
Total	$15.3
In December 2014, we entered into a sale arrangement for $8.5 million for this property pursuant to which our employees will continue to utilize this space until they can be relocated to our newly leased location at 101 JFK Parkway in Short Hills, New Jersey. It is expected that such actions will be completed no later than December 31, 2015. We have ceased to depreciate

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

the above asset group since the third quarter of 2014. The asset group was reported as “Current Assets Held for Sale” in our consolidated balance sheet as of December 31, 2014.
During the fourth quarter of 2013, we recorded an impairment charge of $31.3 million primarily related to technology and software assets that were primarily related to our data management infrastructure (data supply chain) in our North America segment. We can improve data collection through other commercially available means, as needed. We determined that the fair value of these assets was zero based on Level III inputs (see “Fair Value of Financial Instruments” above for discussion on Level inputs), as market data was not readily available. Of the $31.3 million impairment charge, $28.6 million was included in “Operating Costs” and $2.7 million was included in “Selling and Administrative Expenses” in our North America segment.
During the fourth quarter of 2013, we also recorded an impairment charge of $1.7 million related to our Portal asset resulting from lower than expected product revenue. We decided to sunset the Portal product and migrate our existing Portal customers to an enhanced version of our existing DUNS Registered Seal product. We determined that the fair value of these assets was zero based on Level III inputs (see “Fair Value of Financial Instruments” above for discussion on Level inputs) as market data was not readily available. The impairment charge was included in “Operating Costs” in our Asia Pacific segment.
During the first quarter of 2012, we recorded an impairment charge of $12.9 million related to the accounts receivable, intangible assets, prepaid costs and software for Roadway, an operation in our Greater China reporting unit. See Note 13 to the consolidated financial statements included in this Annual Report on Form 10-K for further discussion. We determined that the fair value of intangible assets, prepaid costs and software was zero based on Level III inputs (see “Fair Value of Financial Instruments” above for discussion on Level inputs), as market data of these assets were not readily available. We wrote down the accounts receivable balance to its realizable value based on the probability of collecting from the customer accounts. Of the $12.9 million charge, $4.1 million was included in “Operating Costs” and $8.8 million was included in “Selling and Administrative Expenses” in our Asia Pacific segment.
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
Note 9. Earnings Per Share

We assess if any of our share-based payment transactions are deemed participating securities prior to vesting and therefore need to be included in the earnings allocation when computing EPS under the two-class method. The two-class method requires earnings to be allocated between common shareholders and holders of participating securities. All outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be a separate class of common stock and should be included in the calculation of basic and diluted EPS. Based on a review of our stock-based awards, we have determined that only our restricted stock awards are deemed participating securities. We did not have any weighted average restricted shares outstanding for the years ended December 31, 2014 and 2013, respectively. The weighted average restricted shares outstanding were 11,658 shares for the year ended December 31, 2012.

We are required to include in our computation of diluted EPS any contingently issuable shares that have satisfied all the necessary conditions by the end of the reporting period or would have satisfied all necessary conditions if the end of the reporting period was the end of the performance period. Contingently issuable shares are shares that issuance is contingent upon the satisfaction of certain conditions other than just services. Beginning in 2013, we granted certain employees target awards of performance-based restricted stock units, in the form of leveraged restricted stock units or performance units. As the actual

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

number of Dun & Bradstreet common shares ultimately received by the employee can range from zero to 200% of the target award depending on the Company’s actual performance against the pre-establish market conditions or performance conditions, these awards are considered contingently issuable shares.

	For the Years Ended December 31,
	2014	2013	2012
Net Income Attributable to Dun & Bradstreet	$294.4	$258.5	$295.5
Less: Allocation to Participating Securities	—	—	(0.1)
Net Income Attributable to Dun & Bradstreet Common Shareholders – Basic and Diluted	$294.4	$258.5	$295.4
Weighted Average Number of Shares Outstanding – Basic	36.5	39.1	45.6
Dilutive Effect of Our Stock Incentive Plans	0.4	0.4	0.4
Weighted Average Number of Shares Outstanding – Diluted	36.9	39.5	46.0
Basic Earnings Per Share of Common Stock Attributable to Dun & Bradstreet Common Shareholders	$8.06	$6.61	$6.47
Diluted Earnings Per Share of Common Stock Attributable to Dun & Bradstreet Common Shareholders	$7.99	$6.54	$6.43
Stock-based awards (including contingently issuable shares) to acquire 19,320 shares, 99,154 shares and 1,345,796 shares of common stock were outstanding at December 31, 2014, 2013 and 2012, respectively, but were not included in the computation of diluted earnings per share because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being anti-dilutive. Our options generally expire ten years from the grant date and our stock awards vest generally within three to five years.
Our share repurchases were as follows:

	For the Years Ended December 31,
Program	2014			2013			2012
	Shares		$ Amount	Shares		$ Amount	Shares		$ Amount

Share Repurchase Programs	1,570,326	(a)	$165.0	3,545,513	(a)	$325.0	6,483,144	(a)	$480.1
Repurchases to Mitigate the Dilutive Effect of the Shares Issued Under Our Stock Incentive Plans and Employee Stock Purchase Plan (“ESPP”)	541,326	(b)	60.0	962,686	(b)	95.0	354,046	(b)	27.9
Total Repurchases	2,111,652		$225.0	4,508,199		$420.0	6,837,190		$508.0

(a)
In August 2012, our Board of Directors approved a $500 million increase to our then-existing $500 million share repurchase program, for a total program authorization of $1 billion. The then-existing $500 million share purchase program was approved by our Board of Directors in October 2011 and commenced in November 2011 upon completion of the previous $200 million share repurchase program. This program was completed in August 2014.

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

In August 2014, our Board of Directors approved a new $100 million share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and Employee Stock Purchase Program, and to be used for discretionary share repurchases from time to time.  Use of the new $100 million share repurchase program for anti-dilutive share repurchases was authorized to commence upon the completion or expiration of our four-year, five million share anti-dilutive share repurchase program which expired in October 2014. Any use for discretionary share repurchases was authorized to commence upon the completion of our $1 billion discretionary share repurchase program which was completed in August 2014. The new $100 million share repurchase program will remain open until it has been fully utilized. There is currently no definitive timeline under which the program will be completed. As of December 31, 2014, we had not yet commenced share repurchases under this program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Note 10. Pension and Postretirement Benefits

Through June 30, 2007, we offered coverage to substantially all of our U.S. based employees under a defined benefit plan called The Dun & Bradstreet Corporation Retirement Account (“U.S. Qualified Plan”). The U.S. Qualified Plan covered active and retired employees. The benefits to be paid upon retirement are based on a percentage of the employee’s annual compensation. The percentage of compensation allocated annually to a retirement account ranged from 3% to 12.5% based on age and service. Amounts allocated under the U.S. Qualified Plan also receive interest credits based on the 30-year Treasury rate or equivalent rate published by the Internal Revenue Service. Pension costs are determined actuarially and funded in accordance with the Internal Revenue Code.
We also maintain supplemental and excess plans in the United States (“U.S. Non-Qualified Plans”) to provide additional retirement benefits to certain key employees of the Company. These plans are unfunded, pay-as-you-go plans. The U.S. Qualified Plan and the U.S. Non-Qualified Plans account for approximately 71% and 14% of our pension obligation, respectively, at December 31, 2014.
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
We also provide various health care benefits for retirees. U.S. based employees, hired before January 1, 2004, who retire with ten years of vesting service after age 45, are eligible to receive benefits. Postretirement benefit costs and obligations are determined actuarially. During the first quarter of 2010, we eliminated company-paid life insurance benefits for retirees and modified our sharing of the Retiree Drug Subsidy that retirees were projected to receive. Effective July 1, 2010, we elected to convert the then current prescription drug program for retirees over 65 to a group-based company sponsored Medicare Part D program, or Employer Group Waiver Plan (“EGWP”). Under this change, we started, in 2013, to use the Part D subsidies delivered through the EGWP each year to reduce net company retiree medical costs until net company costs were completely eliminated. The Part D subsidies would be shared with retirees going forward to reduce retiree contributions. In July 2014, we amended our post-65 retiree health plan to eliminate our group-based retiree medical and prescription plans effective December 31, 2014. Effective January 1, 2015, we provide eligible retirees and dependents age 65 or older access to coverage in the individual Medicare market. Dun &Bradstreet will also provide an annual contribution towards retirees’ premiums and other out-of-pocket costs.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Benefit Obligation and Plan Assets
The following table sets forth the changes in our benefit obligations and plan assets for our pension and postretirement plans. The table also presents the line items in the consolidated balance sheets where the related assets and liabilities are recorded:

	Pension Plans		Postretirement Benefits
	2014	2013	2014	2013
Change in Benefit Obligation:
Benefit Obligation at January 1	$(1,827.6)	$(1,972.1)	$(27.4)	$(27.0)
Service Cost	(3.5)	(4.8)	(0.8)	(0.8)
Interest Cost	(78.9)	(70.2)	(0.7)	(0.7)
Benefits Paid	100.2	97.9	16.9	15.1
Direct Subsidies Received	—	—	(4.3)	(2.0)
Impact of Curtailment/Settlement	0.2	—	—	—
Plan Participant Contributions	(0.3)	(0.4)	(8.7)	(10.1)
Actuarial (Loss) Gain	(10.6)	(3.3)	—	(0.1)
Plan Amendment	0.1	—	4.9	—
Assumption Change	(285.5)	127.4	(1.2)	(1.8)
Effect of Changes in Foreign Currency Exchange Rates	12.5	(2.1)	—	—
Benefit Obligation at December 31	$(2,093.4)	$(1,827.6)	$(21.3)	$(27.4)
Change in Plan Assets:
Fair Value of Plan Assets at January 1	$1,451.7	$1,318.8	$—	$—
Actual Return on Plan Assets	139.2	178.1	—	—
Employer Contributions	37.2	51.2	3.9	3.0
Direct Subsidies Received	—	—	4.3	2.0
Plan Participant Contributions	0.3	0.4	8.7	10.1
Settlement	(0.2)	—	—	—
Benefits Paid	(100.2)	(97.9)	(16.9)	(15.1)
Effect of Changes in Foreign Currency Exchange Rates	(11.1)	1.1	—	—
Fair Value of Plan Assets at December 31	$1,516.9	$1,451.7	$—	$—
Funded Status of Plan	$(576.5)	$(375.9)	$(21.3)	$(27.4)

	Pension Plans		Postretirement Benefits
	At December 31,
	2014	2013	2014	2013
Amounts Recorded in the Consolidated Balance Sheets:
Prepaid Pension Costs	$1.8	$3.4	$—	$—
Pension and Postretirement Benefits	(561.0)	(362.9)	(18.6)	(23.1)
Accrued Payroll	(17.3)	(16.4)	(2.7)	(4.3)
Net Amount Recognized	$(576.5)	$(375.9)	$(21.3)	$(27.4)
Accumulated Benefit Obligation	$2,080.4	$1,814.5	N/A	N/A
Amount Recognized in Accumulated Other Comprehensive Income Consists of:
Actuarial Loss (Gain)	$1,141.3	$920.3	$(9.4)	$(11.6)
Prior Service Cost (Credit)	5.1	5.5	(4.1)	(1.6)
Total Amount Recognized - Pretax	$1,146.4	$925.8	$(13.5)	$(13.2)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Grantor Trusts are used to fund the U.S. Non-Qualified Plans. At December 31, 2014 and 2013, the balances in these trusts were $13.1 million and $13.3 million, respectively, and are included as components of “Other Non-Current Assets” in the consolidated balance sheets.
As of December 31, 2014 and 2013, our pension plans had an aggregate of $1,141.3 million and $920.3 million, respectively, of actuarial losses that have not yet been included in the net periodic benefit cost. These losses represent the cumulative effect of demographic and investment experience, as well as assumption changes that have been made in measuring the plans’ liabilities. The deferred asset gain or loss is not yet reflected in the market-related value of plan assets and is excluded in determining the loss amortization. At December 31, 2014 and 2013, our pension plans had $75.1 million and $59.9 million of deferred asset gains, respectively, which were excluded from determining the gain or loss amortization. The remaining gain or loss, to the extent it exceeds the greater of 10% of the projected benefit obligation or market-related value of plan assets, will be amortized into expense each year on a straight-line and plan-by-plan basis, over the remaining expected future working lifetime of active participants or the average remaining life expectancy of the participants if all or almost all of the plan participants are inactive. Currently, the amortization periods range from eight to 25 years for the U.S. plans and seven to 37 years for the non-U.S. plans. For our U.S. Qualified Plan and for certain of our non-U.S. plans, the amortization periods are the average life expectancy of all plan participants. This is as a result of almost all plan participants being deemed inactive. The postretirement benefit plan had $9.4 million and $11.6 million of actuarial gains as of December 31, 2014 and 2013, respectively. The actuarial gains will be amortized into expense in the same manner as described above. The amortization period is approximately eight years.
Underfunded or Unfunded Accumulated Benefit Obligations
At December 31, 2014 and 2013, our underfunded or unfunded accumulated benefit obligation and the related projected benefit obligation are as follows:

	2014	2013
Accumulated Benefit Obligation	$2,056.1	$1,793.2
Fair Value of Plan Assets	1,488.8	1,425.0
Unfunded Accumulated Benefit Obligation	$567.3	$368.2
Projected Benefit Obligation	$2,067.2	$1,804.4
The underfunded or unfunded accumulated benefit obligations at December 31, 2014 consisted of $547.3 million and $20.0 million related to our U.S. plans (including Qualified and non-Qualified Plans) and non-U.S. defined benefit plans, respectively. The underfunded or unfunded accumulated benefit obligations at December 31, 2013 consisted of $329.6 million and $38.6 million related to our U.S. plans (including Qualified and non-Qualified Plans) and non-U.S. defined benefit plans, respectively.
Net Periodic Pension Cost
The following table sets forth the components of net periodic cost associated with our pension plans and our postretirement benefit obligations:

	Pension Plans			Postretirement Benefit Obligations
	For the Years Ended December 31,
	2014	2013	2012	2014	2013	2012
Components of Net Periodic Cost (Income):
Service Cost	$3.5	$4.8	$5.9	$0.8	$0.8	$0.8
Interest Cost	78.9	70.2	75.2	0.7	0.7	0.6
Expected Return on Plan Assets	(100.2)	(94.1)	(99.3)	—	—	—
Amortization of Prior Service Cost (Credit)	0.3	0.3	0.3	(2.4)	(9.2)	(9.9)
Recognized Actuarial Loss (Gain)	36.1	43.7	35.6	(1.1)	(1.4)	(2.5)
Curtailment Charge	0.1	—	—	—	—	—
Net Periodic Cost (Income)	$18.7	$24.9	$17.7	$(2.0)	$(9.1)	$(11.0)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

The following table sets forth other changes in plan assets and benefit obligations recognized in Other Comprehensive Income:

	Pension Plans		Postretirement Benefits
	At December 31,
	2014	2013	2014	2013
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Amortization of Actuarial (Loss) Gain, Before Tax (Income) Expense of $13.3 in 2014 and $15.8 in 2013	$(36.1)	$(43.7)	$1.1	$1.4
Amortization of Prior Service (Cost) Credit, Before Tax (Income) Expense of $(0.8) in 2014 and $(3.3) in 2013	$(0.3)	$(0.3)	$2.4	$9.2
Actuarial (Loss) Gain Arising During the Year, Before Tax (Income) Expense of $(98.2) in 2014 and $75.9 in 2013	$(257.1)	$207.6	$(1.1)	$(4.0)
Prior Service Credit (Cost) Arising During the Year, Before Tax Expense (Income) of $1.9 in 2014 and $0.0 in 2013	$0.1	$0.1	$4.9	$—
The following table sets forth estimated 2015 amortization from AOCI:

		Postretirement Benefits
	Pension Plans
Estimated 2015 amortization from Accumulated Other Comprehensive Income
Actuarial Loss (Gain)	$43.1	$(0.9)
Prior Service Cost (Credit)	0.2	(1.6)
Total	$43.3	$(2.5)
We apply our long-term expected rate of return assumption to the market-related value of assets to calculate the expected return on plan assets, which is a major component of our annual net periodic pension expense. The market-related value of assets recognizes short-term fluctuations in the fair value of assets over a period of five years, using a straight-line amortization basis. The methodology has been utilized to reduce the effect of short-term market fluctuations on the net periodic pension cost. Since the market-related value of assets recognizes gains or losses over a five-year period, the future value of assets will be impacted as previously deferred gains or losses are amortized. At December 31, 2014 and 2013, the market-related value of assets of our pension plans was $1,441.8 million and $1,391.8 million, respectively, compared with the fair value of the plan assets of $1,516.9 million and $1,451.7 million, respectively.
The following table sets forth the assumptions we used to determine our pension plan and postretirement benefit plan obligations for December 31, 2014 and 2013:

	Pension Plans		Postretirement Benefits
	2014	2013	2014	2013
Weighted Average Discount Rate	3.62%	4.43%	2.95%	3.18%
Weighted Average Rate of Compensation Increase	5.99%	5.95%	N/A	N/A
Cash Balance Account Interest Crediting Rate (1)	4.45%/3.04%	4.45%/3.8%	N/A	N/A
Cash Balance Account Conversion Rate (1)	1.40%/3.88%/4.96%	1.19%/4.53%/5.66%	N/A	N/A
(1) Only applicable to the U.S. Plans.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

The following table sets forth the assumptions we used to determine net periodic benefit cost for the years ended December 31, 2014, 2013 and 2012:

	Pension Plans			Postretirement Benefits
	2014	2013	2012	2014	2013	2012
Weighted Average Discount Rate	4.41%	3.71%	4.30%	3.18%	2.59%	3.17%
Weighted Average Expected Long-Term Return on Plan Assets	7.34%	7.15%	7.24%	N/A	N/A	N/A
Weighted Average Rate of Compensation Increase	5.78%	5.59%	5.80%	N/A	N/A	N/A
Cash Balance Account Interest Crediting Rate (1)	4.45%/3.8%	4.45%/3.0%	4.45%	N/A	N/A	N/A
Cash Balance Account Conversion Rate (1)	1.25%/4.57%/5.60%	0.97%/3.50%/4.60%	1.99%/4.47%/5.26%	N/A	N/A	N/A
(1) Only applicable to the U.S. Plans.
The expected long-term rate of return assumption was 7.75% for each of the years ended December 31, 2014, 2013 and 2012 for the U.S. Qualified Plan, our principal pension plan. For the year ended December 31, 2015, we will apply a 7.75% expected long-term rate of return assumption to the U.S. Qualified Plan. This assumption is based on the plan’s 2014 target asset allocation of 50% equity securities, 47% debt securities and 3% real estate. The expected long-term rate of return assumption reflects long-term capital market return forecasts for the asset classes employed, assumed excess returns from active management within each asset class, the portion of plan assets that are actively managed, and periodic rebalancing back to target allocations. Current market factors such as inflation and interest rates are evaluated before the long-term capital market assumptions are determined. In addition, peer data and historical returns are reviewed to check for reasonableness. Although we review our expected long-term rate of return assumption annually, our plan performance in any one particular year does not, by itself, significantly influence our evaluation. Our assumption is generally not revised unless there is a fundamental change in one of the factors upon which it is based, such as the target asset allocation or long-term capital market return forecasts.
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
The following is a description of the valuation methodologies used for the investments measured at fair value, including the general classification of such investments pursuant to the valuation hierarchy. There have been no changes in the methodologies used at December 31, 2014 and 2013.
Common Stocks and Preferred Stocks
Common stocks and preferred stocks are valued at the closing price reported on the active market in which the individual securities are traded. Common stocks and preferred stocks are classified as Level I assets as they are traded in active markets, such as the NYSE, NASDAQ or European exchanges with quoted market prices, which serve as observable inputs.
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
Commingled Fixed Income Funds
This asset category consists of debt and fixed income securities whose investment objectives include outperformance of the Barclays Capital Long Government/Credit Index; the Barclays Capital U.S. Aggregate Bond Index; the Barclays Capital Mortgage Backed Securities Index; the Barclays Capital U.S. Corporate High Yield 2% Issuer Cap Index; the Citigroup Non U.S. Dollar World Government Bond Index and the S&P/LSTA Performing Loan Index.
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
Corporate and Other Bonds
These assets are classified as Level II assets. These investments trade in markets that are not considered to be active and whose values are based on quoted market prices or dealer quotations. Corporate Bonds are typically traded over-the-counter, not via exchanges with prices negotiated individually. Hence, identical assets can be quoted with different prices depending on the parties involved. Observable inputs would be the prices obtained from third party pricing sources retained by the custodian. Such prices are determined by Treasury yields and corporate spreads.
U.S., State and Foreign Government Bonds and U.S. Agency Mortgage Backed Securities
U.S. Treasury Securities are a Level I asset due to the availability of quoted prices in an active market on a daily basis. U.S. Treasury prices can be obtained via direct market quotes provided by market makers and U.S. Treasuries have much more pricing transparency (i.e., very little bid-ask spread versus the other instruments having a larger bid-ask spread).
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
Real Estate Investment Trusts
The real estate investment trusts component of Plan assets are made up of publicly traded U.S. and foreign equities in the real estate industry. Since quoted prices are available in active markets and the Plan has the ability to access these prices at the measurement date, these investments are classified as Level I assets and can be redeemed daily.
Real Estate Funds
The investment objective of this category is to exceed the National Council of Real Estate Investment Fiduciaries Open-End Diversified Core Index (“NCREIF ODCE Index”). Real estate funds investing in real private properties are classified as Level III assets because liquidity is     limited and there are few observable market participant transactions. The values of real estate properties are prepared giving consideration to the income, cost and sales comparison approaches of estimating property values. The underlying investments are valued using third parties. The investment valuations are obtained through appraisals using the income approach based on unobservable cash flows to be received from expected rents. The cost approach     estimates the replacement cost of the building less depreciation, plus the land value. The sales comparison approach compares recent transactions to the appraised property. Real estate funds are valued at NAV quarterly. Investment holders can request redemption on a quarterly basis. The ability of the investment holder to redeem funds quarterly is subject to the availability of cash arising from net investment income, allocations and the sale of investments in the normal course of business. To the extent that redemption requests exceed the availability of cash, the real estate fund has uniform procedures to provide for cash payments, which may be deferred for such period as the real estate fund considers necessary in order to obtain the funds to be withdrawn. There were no unfunded withdrawal requests at December 31, 2014.

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
There were no transfers between Level I and Level II investments during the years ended December 31, 2014 and December 31, 2013.
The preceding methods may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. The Company believes its valuation methods are appropriate and consistent with other market participants; however, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.
The following table sets forth by level, within the fair value hierarchy, the plan assets at fair value as of December 31, 2014:

Asset Category	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Common and Preferred Stocks:
Consumer	$40.0	$—	$—	$40.0
Energy	15.8	—	—	15.8
Financial	68.9	—	—	68.9
Health Care	30.6	—	—	30.6
Industrial	35.7	—	—	35.7
Information Technology	58.5	—	—	58.5
Other	9.3	—	—	9.3
Preferred Stocks	3.8	—	—	3.8
Total Common and Preferred Stocks	$262.6	$—	$—	$262.6
Commingled Funds:
Commingled Equity Funds	$—	$476.9	$—	$476.9
Commingled Fixed Income Funds	—	490.9	—	490.9
Total Commingled Funds	$—	$967.8	$—	$967.8
Bonds:
Corporate Bonds	$—	$72.8	$—	$72.8
Other Bonds	—	14.2	—	14.2
Total Bonds	$—	$87.0	$—	$87.0
Government Bonds and Mortgage Backed Securities:
U.S. Government Bonds and Notes	$58.8	$—	$—	$58.8
Foreign Government Bonds	—	4.7	—	4.7
U.S. Agency Mortgage Backed Securities	—	46.8	—	46.8
Total Government Bonds and Mortgage Backed Securities	$58.8	$51.5	$—	$110.3
State and Local Obligations	—	6.3	—	6.3
Real Estate Investment Trusts	3.6	—	—	3.6
Real Estate Funds	—	—	42.7	42.7
Short-Term Investment Funds	—	36.6	—	36.6
Total Investments at Fair Value	$325.0	$1,149.2	$42.7	$1,516.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

The following table sets forth by level, within the fair value hierarchy, the plan assets at fair value as of December 31, 2013:

Asset Category	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Common and Preferred Stocks:
Consumer	$35.5	$—	$—	$35.5
Energy	15.8	—	—	15.8
Financial	44.2	—	—	44.2
Health Care	22.1	—	—	22.1
Industrial	32.6	—	—	32.6
Information Technology	36.9	—	—	36.9
Other	11.8	—	—	11.8
Preferred Stocks	1.2	—	—	1.2
Total Common and Preferred Stocks	$200.1	$—	$—	$200.1
Commingled Funds:
Commingled Equity Funds	$—	$580.0	$—	$580.0
Commingled Fixed Income Funds	—	402.6	—	402.6
Total Commingled Funds	$—	$982.6	$—	$982.6
Bonds:
Corporate Bonds	$—	$67.2	$—	$67.2
Other Bonds	—	12.6	—	12.6
Total Bonds	$—	$79.8	$—	$79.8
Government Bonds and Mortgage Backed Securities:
U.S. Government Bonds and Notes	$38.6	$—	$—	$38.6
Foreign Government Bonds	—	2.0	—	2.0
U.S. Agency Mortgage Backed Securities	—	48.6	—	48.6
Total Government Bonds and Mortgage Backed Securities	$38.6	$50.6	$—	$89.2
State and Local Obligations	—	7.3	—	7.3
Real Estate Investment Trusts	2.4	—	—	2.4
Real Estate Funds	—	—	38.9	38.9
Short-Term Investment Funds	—	51.4	—	51.4
Total Investments at Fair Value	$241.1	$1,171.7	$38.9	$1,451.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Level III Gains and Losses
The table below sets forth the summary of changes in the fair value of all of our plans’ Level III assets for the years ended December 31:

	2014	2013
Beginning Balance at January 1	$38.9	$34.8
Actual return (loss) on plan assets:
Related to assets still held at the reporting date	3.8	4.1
Related to assets sold during the period	—	—
Purchases, sales and settlements	—	—
Transfers in and/or out of Level III	—	—
Balance at December 31	$42.7	$38.9
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
We have formally identified the primary objective for each asset class within our Plan. U.S. equities are held for their long-term capital appreciation and dividend income, which is expected to exceed the rate of inflation. Non-U.S. equities are held for their long-term capital appreciation, as well as diversification relative to U.S. equities and other asset classes. Fixed income instruments are held as a source of current income and to reduce overall Plan volatility. Additionally they are designed to provide a partial hedge relative to the interest rate sensitivity of the Plan’s liabilities. Real estate investments are held as a hedge against unexpected inflation and are expected to provide a relatively high level of income. Real estate investments are also expected to provide diversification to the overall Fund. Cash is held only to meet liquidity requirements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Allocations
We employ a total return investment approach in which a mix of equity, debt and real estate investments is used to achieve a competitive long-term rate of return on plan assets at a prudent level of risk. Our weighted average plan target asset allocation is 50% equity securities (range of 40% to 60%), 47% debt securities (range of 37% to 57%) and 3% real estate (range of 0% to 6%). The Plan’s actual allocation is controlled by periodic rebalancing back to target.
The following table sets forth the weighted average asset allocations and target asset allocations by asset category, as of the measurement dates of the plans:

	Asset Allocations		Target Asset Allocations
	As of December 31,
	2014	2013	2014	2013
Equity Securities	50%	55%	50%	52%
Debt Securities	47	42	47	45
Real Estate	3	3	3	3
Total	100%	100%	100%	100%
Contributions and Benefit Payments
We expect to contribute approximately $22 million to our U.S. Non-Qualified Plans and non-U.S. Pension Plans and approximately $3 million to our postretirement benefit plan for the year ended December 31, 2015. We made a $10.0 million and a $20.0 million contribution to the U.S. Qualified Plan in 2014 and 2013, respectively. We do not expect to make any required contributions to the U.S. Qualified Plan in 2015 for the 2014 plan year based on the minimum funding requirements as defined in the Pension Protection Act of 2006, as amended by the Moving Ahead for Progress in the 21st Century Act and the Highway Transportation Funding Act. Final funding requirements for 2015 will be determined based on our January 2015 funding actuarial valuation. However, we may consider making voluntary contributions to the U.S. Qualified Plan in 2015.
The following table summarizes expected benefit payments from our pension plans and postretirement plans through 2024. Actual benefit payments may differ from expected benefit payments. These amounts are net of expected plan participant contributions:

	Pension Plans	Postretirement Benefits Plan
2015	$111.5	$2.7
2016	$114.8	$2.5
2017	$121.9	$2.2
2018	$120.3	$2.1
2019	$133.6	$1.9
2020 - 2024	$597.6	$8.2
Health Care Benefits
The following table presents healthcare trend assumptions used to determine the year end benefit obligation:

	2014	2013
Medical (1)	6.0%	6.0%
Prescription Drug (1)	8.0%	8.0%

(1)	The rates are assumed to decrease to 5.0% in 2020 and remain at that level thereafter.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Assumed health care cost trend rates have an effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	1% Point
	Increase	Decrease
Benefit Obligations at End of Year	$(0.4)	$0.6
Service Cost Plus Interest Cost	$—	$—
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
We had expense associated with our 401(k) Plan of $8.5 million, for each of the years ended December 31, 2014 and 2013 and $13.6 million for the year ended December 31, 2012. The decrease in expense in 2013 was due to discretionary Company contributions of $5.3 million in 2012, which did not recur in 2014 or 2013.
Note 11. Employee Stock Plans
The total stock-based compensation expense and expected tax benefit are as follows:

	For the Years Ended December 31,
	2014	2013	2012
Stock-based Compensation Expense:
Restricted Stock Units/Restricted Stock	$9.7	$6.3	$6.1
Stock Options	0.9	1.7	3.8
ESPP	0.8	0.7	0.7

Total Compensation Expense	$11.4	$8.7	$10.6

	For the Years Ended December 31,
	2014	2013	2012
Expected Tax Benefit:
Restricted Stock Units/Restricted Stock	$3.5	$2.3	$2.3
Stock Options	0.3	0.6	1.4

Total Expected Tax Benefit	$3.8	$2.9	$3.7
Stock Incentive Plans
The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (“2009 SIP”) and 2000 Dun & Bradstreet Corporation Non-Employee Directors’ Stock Incentive Plan (“2000 DSIP”) allow for the granting of stock-based awards, such as, but not limited to, stock options, restricted stock units and restricted stock, to certain employees and non-employee directors.
On May 5, 2009, our shareholders approved the 2009 SIP which authorized the issuance of up to 5,400,000 shares of our common stock plus any shares that were remaining and available for issuance under The Dun & Bradstreet Corporation 2000 Stock Incentive Plan (“2000 SIP”) that were not subject to outstanding awards as of May 5, 2009 or that become available for issuance upon forfeiture, cancellation or expiration of awards granted under the 2000 SIP without having been exercised or settled in shares. As of December 31, 2014, 1,133,539 shares were remaining and available from the 2000 SIP. At December 31, 2014, 2013 and 2012, 4,302,782 shares, 4,679,309 shares and 4,813,551 shares of our common stock, respectively, were available for future grants under the 2009 SIP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

On May 2, 2007, our shareholders approved an amendment increasing the authorization under the 2000 DSIP from 300,000 shares of common stock to 700,000 shares of common stock. At December 31, 2014, 2013 and 2012, 124,638 shares, 152,438 shares and 192,206 shares of our common stock, respectively, were available for future grants under the 2000 DSIP.
Our practice has been to settle all awards issued under the stock incentive plans and ESPP through the issuance of treasury shares. In addition, we have in place share repurchase programs to mitigate the dilutive effect of the shares issued under these plans.
Restricted Stock Units
Our restricted stock units/restricted stock programs include both performance-based awards and service-based awards. The performance-based awards have either a market condition or a performance condition. All awards contain a service-based condition. The compensation expense for our performance-based awards is recognized on a graded-vesting basis over the requisite service period. The expense for the performance-based awards with market conditions is recognized regardless of whether the market condition is satisfied, provided that the requisite service has been met. The expense for our performance-based awards with performance conditions is initially recognized assuming that the target level of performance will be achieved. Each reporting period we assess the probability of achieving the performance targets and if necessary adjust the compensation expense based on this assessment. Final compensation expense recognized will ultimately depend on the actual number of shares earned against the performance condition as well as fulfillment of the requisite service condition. The expense for our awards earned based solely on the fulfillment of the service-based condition is recognized on a straight-line basis over the requisite service periods.
Performance-based Restricted Stock Units
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

	2014	2013	2012
Expected stock price volatility	26%	25%	N/A
Expected dividend yield	1.6%	1.9%	N/A
Expected term (in years)	3.0	3.0	N/A
Risk-free interest rate	0.64%	0.38%	N/A
Fair value of LRSUs granted	$92.37	$85.48	N/A
Expected stock price volatility is based on a blend of historical volatility and, when available, implied volatility. The expected dividend yield assumption is determined by dividing our most recent quarterly dividend payment by the average of the stock price from the three months preceding the grant date. Expected term is based on the period from the date of grant through the end of the performance evaluation period. The result is then annualized and compounded. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.
The LRSUs are not entitled to dividend equivalents.

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

	2014	2013	2012
Expected stock price volatility	27%	25%	N/A
Expected dividend yield	1.6%	2.0%	N/A
Expected term (in years)	2.8	2.8	N/A
Risk-free interest rate	0.60%	0.33%	N/A
Fair value of Performance Units granted	$72.54	$86.59	N/A
Expected stock price volatility is based on historical volatility. The expected dividend yield assumption is determined by dividing our most recent quarterly dividend payment by the average of the stock price from the three months preceding the grant date. The result is then annualized and compounded. Expected term is based on the period from the date of grant through the end of the performance evaluation period. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant.
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
Restricted Stock Unit Opportunity - Prior to 2014, certain employees were provided an annual opportunity to receive an award of restricted stock units or restricted stock in the future. The award was contingent on performance against the same goals that drove the payout under the annual cash incentive plan. The restricted stock units or restricted stock were granted after the one-year performance goals had been met and then vest over a three-year period on a graded vesting basis. Beginning in 2010, we only provided an opportunity to receive an award of restricted stock units and no longer have restricted stock award grants outstanding. The annual awards of restricted stock units or restricted stock to employees were generally granted in the first quarter of the year following the conclusion of the fiscal year for which the goals were measured and attained.
The fair value is calculated by using the average of the high and low prices of our common stock on the date of grant. The restricted stock units earned from the restricted stock opportunity are entitled to dividend equivalents, payable only if and when the underlying restricted stock unit vests.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Changes in our nonvested performance-based restricted stock units for the year ended December 31, 2014 are summarized as follows:

Performance-based Restricted Stock Units	Shares	Weighted Average Grant-Date Fair Value Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Nonvested Shares at December 31, 2013	139,418	$84.22	2.1	$17.1
Granted	125,122	$90.73
Adjustment For Shares Earned Against Target (1)	7,026
Vested	(48,698)	$83.59
Forfeited	(19,817)	$83.80
Nonvested Shares at December 31, 2014 (2)	203,051	$88.40	2.1	$24.6
(1) Represents share adjustment as a result of final performance against specified performance targets.
(2) Represents the number of shares expected to be issued based on achievement of grant date performance targets. The actual number of shares issued will depend on the company’s actual performance against specified targets during the performance periods.
Total unrecognized compensation expense related to nonvested performance-based restricted stock units at December 31, 2014 was $7.3 million. This expense is expected to be recognized over a weighted average period of 1.9 years. The weighted average grant date fair value per share of the performance-based restricted stock units and restricted stock granted during the years ended December 31, 2013 and 2012 were $84.01 and $82.80, respectively.
Service-based Restricted Stock Units
In order to attract and retain executive talent, the Company issues special grants of restricted stock units to certain employees. These grants generally vest over a three to five-year period on a graded vesting basis.
Our non-employee directors receive grants of restricted stock units as part of their annual equity retainer. Beginning in 2014, the non-employee directors grants will vest on a cliff-vesting basis immediately prior to the next annual meeting of shareholders (normally about one year). Prior year grants vested on a cliff-vesting basis three years from the date of grant.
For the service-based restricted stock units, the fair value is calculated by using the average of the high and low prices of our common stock on the date of grant. The service-based restricted stock units are entitled to dividend equivalents payable only if and when the underlying restricted stock units vest.
Changes in our nonvested service-based restricted stock units for the year ended December 31, 2014 are summarized as follows:

Service-based Restricted Stock Units	Shares	Weighted Average Grant-Date Fair Value Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Nonvested Shares at December 31, 2013	120,008	$81.83	1.6	$14.7
Granted	88,523	$104.44
Vested	(23,357)	$82.51
Forfeited	(18,861)	$82.29
Nonvested Shares at December 31, 2014	166,313	$93.72	1.6	$20.1
Total unrecognized compensation expense related to nonvested service-based restricted stock units at December 31, 2014 was $6.9 million. This expense is expected to be recognized over a weighted average period of 1.6 years. The weighted average grant date fair value per share of the service-based restricted stock units and restricted stock granted during the years ended December 31, 2013 and 2012 were $89.55 and $80.42, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

The total fair value of all restricted stock units and restricted stock vesting during the years ended December 31, 2014, 2013 and 2012 were $7.5 million, $12.1 million and $10.6 million, respectively. The expected tax benefit associated with the tax deduction from the vesting of restricted stock units and restricted stock totaled $2.8 million, $4.5 million and $3.9 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Stock Option Programs
Stock options granted under the 2009 SIP and 2000 SIP generally vest in four equal installments beginning on the first anniversary of the grant. Stock options granted under the 2000 DSIP generally vest 100% on the first anniversary of the grant. All stock options generally expire ten years from the date of the grant. The annual award of stock options to employees were generally granted in the first quarter of the year. Beginning in 2013, the annual award of stock options to employees was replaced with an award of Leveraged Restricted Stock Units.
The fair value of each stock option award was estimated on the date of grant using the Black-Scholes option valuation model that used the weighted average assumptions in the following table:

	2014	2013	2012
Expected stock price volatility	24%	23%	23%
Expected dividend yield	1.6%	1.6%	1.8%
Expected term (in years)	7.00	6.50	6.00
Risk-free interest rate	2.21%	1.66%	1.21%
Fair value of stock options granted	$26.06	$21.57	$15.01
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
Changes in stock options for the year ended December 31, 2014 are summarized as follows:

Stock Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	855,747	$79.23	5.7	$37.2

Granted	1,340	$110.76
Exercised	(112,093)	$71.55
Forfeited or expired	(18,650)	$82.28
Outstanding at December 31, 2014	726,344	$80.39	5.0	$29.5

Exercisable and unvested expected to vest at December 31, 2014	724,258	$80.38	5.0	$29.4
Exercisable at December 31, 2014	566,929	$79.93	4.4	$23.3
Stock options outstanding at December 31, 2014 were originally granted during the years 2005 through 2014 and are exercisable over periods ending no later than 2024. At December 31, 2013 and 2012, stock options for 501,439 shares and 1,127,607 shares of our common stock, respectively, were exercisable.
The total intrinsic value of stock options exercised during the years ended December 31, 2014, 2013 and 2012 were $4.3 million, $20.8 million and $8.4 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

The following table summarizes information about stock options outstanding at December 31, 2014:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
$60.49-$71.28	172,877	4.1	$69.76	170,127	$69.88
$77.00-$80.45	187,900	5.5	$80.16	145,725	$80.09
$82.64-$82.80	197,900	7.1	$82.80	84,750	$82.80
$88.04-$110.76	167,667	2.7	$88.77	166,327	$88.59
	726,344			566,929
Total unrecognized compensation expense related to nonvested stock options at December 31, 2014 was $0.6 million. This expense is expected to be recognized over a weighted average period of approximately one year. The total fair value of stock options vested during the years ended December 31, 2014, 2013 and 2012 were $2.7 million, $4.2 million and $4.8 million, respectively.
Cash received from the exercise of Dun & Bradstreet stock options for the year ended December 31, 2014 was $3.7 million. The expected tax benefit associated with the tax deduction from the exercise of stock options totaled $1.6 million for the year ended December 31, 2014.
Employee Stock Purchase Plan
Under The Dun & Bradstreet Corporation 2000 Employee Stock Purchase Plan, we are authorized to sell (to eligible employees) up to 1,500,000 shares of our common stock of which 317,005 shares remain available for future purchases as of December 31, 2014.
Under the terms of the ESPP, employees can purchase our common stock at a 15% discount from market value, subject to certain limitations as set forth in the ESPP. The purchase price of the stock on the date of purchase is 85% of the average of the high and low prices of our stock on the last trading day of the month. Under the ESPP, we sold 42,958, 50,277 and 58,417 shares to employees for the years ended December 31, 2014, 2013 and 2012, respectively. Cash received from employees participating in the ESPP for the year ended December 31, 2014 was $4.0 million.
Note 12. Lease Commitments and Contractual Obligations
Most of our operations are conducted from leased facilities, which are under operating leases that expire over the next ten years, with the majority expiring within five years. Our corporate office is located at 103 JFK Parkway, Short Hills, New Jersey 07078, in a 123,000-square-foot property that we lease. This property also serves as our executive offices. In December 2014, we supplemented this space with the addition of 69,280 square feet of leased office space located at 101 JFK Parkway, Short Hills, New Jersey. In connection with this arrangement, the leases on both properties are co-terminous and have remaining terms of seven and one-half years, with two five-year renewal options.
We also lease certain computer and other equipment under operating leases that expire over the next three and five years, respectively. These computer and other equipment leases are frequently renegotiated or otherwise changed as advancements in computer technology produce opportunities to lower costs and improve performance. Rental expenses under operating leases (cancelable and non-cancelable) were $28.7 million, $30.1 million, and $29.6 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Acxiom Corporation
In July 2006, we signed a four-year North American product and technology outsourcing agreement with Acxiom in order to significantly increase the speed, data processing capacity and matching capabilities we provide our global sales and marketing customers. In November 2008, we extended the term of the North American outsourcing agreement through 2011. In December 2011, a three-year agreement was reached to further extend the North American product and technology outsourcing agreement until the end of 2014. In June 2014, we exercised a renewal option to extend this agreement through the end of 2015. Effective January 1, 2015, a three-year agreement was reached to further extend the North American product and technology outsourcing agreement through the end of 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

In August 2008, we entered into a 65-month agreement to expand our service capabilities, enhance customer experience and accelerate the migration of the remaining existing Dun & Bradstreet fulfillment processes for our European markets to Acxiom. In December 2013, we exercised a two year renewal option to extend the contract through December 2015.
In May 2009, we entered into another agreement with Acxiom to provide certain infrastructure management services that were formerly provided by Computer Sciences Corporation (“CSC”). These services included data center operations, technology help desk and network management functions. The agreement originally had an initial term ending in October 2014 and included the right to extend the agreement under the same terms for up to a maximum period of three years after the expiration of the original term. In 2010, we signed an infrastructure outsourcing agreement for data center operations, technology help desk and network management functions in Ireland, with an initial term ending in October 2014. In 2010, we entered into two amendments with Acxiom extending the initial terms of both agreements by a total of eight months until June 2015. We retain the right to extend these agreements for up to three years after the expiration of these amended terms. In December 2014, we exercised the first of three options to extend these agreements by twelve months, until June 2016. In the fourth quarter of 2012, we notified Acxiom of our intent to terminate certain data center and technology infrastructure support services. This was done in connection with our desire to insource certain technology functions in which it is both performance and financially beneficial. Payments over these contract terms will aggregate to approximately $473 million.
These agreements provide for typical adjustments due to changes in volume, inflation and incremental project work.
We incurred costs of approximately $83 million, $89 million and $90 million under all of Acxiom agreements for the years ended December 31, 2014, 2013 and 2012, respectively. Total payments to Acxiom over the remaining terms of all contracts will aggregate to approximately $132 million.
Convergys Customer Management Group
In December 2010, we entered into a six-year business process outsourcing agreement effective January 1, 2011, with Convergys Customer Management Group (“CCMG”) in order to enhance our customer contact center solution. CCMG has transitioned contact center services previously outsourced principally to International Business Machines (“IBM") as well as certain other smaller providers.
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
After the first three years of service by CCMG, we have the right to terminate for convenience any or all of the services provided under the agreements upon one hundred eighty days prior written notice. The agreement provides for typical adjustments due to changes in volume, inflation and incremental project work. We incurred costs of approximately $21 million, $21 million, and $20 million for the years ended December 31, 2014, 2013, and 2012, respectively. Total payments to CCMG over the remaining terms of the above contracts will aggregate to approximately $38 million.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

In August 2012, we signed an amendment with IBM extending the term of the limited delivery services to our North American customers until January 2017. Payments over the remaining contract term will aggregate to approximately $7 million. The agreement provides for typical adjustments due to changes in volume, inflation and incremental project work.
We incurred costs of approximately $3 million for each of the years ended December 31, 2014, 2013 and 2012 under this agreement.
The following table quantifies our future contractual obligations as discussed above as of December 31, 2014:

Contractual Obligations	2015	2016	2017	2018	2019	Thereafter	Total
Operating Leases	$29.4	$24.5	$16.2	$14.1	$13.0	$49.4	$146.6
Obligations to Outsourcers	$135.7	$76.5	$12.7	$2.9	$—	$—	$227.8
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
Note 13. Contingencies
We are involved in legal proceedings, claims and litigation arising in the ordinary course of business for which we believe that we have adequate reserves, and such reserves are not material to the consolidated financial statements. We record a liability when management believes that it is both probable that a liability has been incurred and we can reasonably estimate the amount of the loss. For such matters where management believes a liability is not probable but is reasonably possible, a liability is not recorded; instead, an estimate of loss or range of loss, if material individually or in the aggregate, is disclosed if reasonably estimable, or a statement will be made that an estimate of loss cannot be made. Once we have disclosed a matter that we believe is or could be material to us, we continue to report on such matter until there is finality of outcome or until we determine that disclosure is no longer warranted. Further, we believe our estimate of the aggregate range of reasonably possible losses, in excess of established reserves, for our legal proceedings was not material at December 31, 2014. In addition, from time to time, we may be involved in additional matters, which could become material and for which we may also establish reserve amounts, as discussed below.
China Operations
On March 18, 2012, we announced we had temporarily suspended our Shanghai Roadway D&B Marketing Services Co. Ltd. (“Roadway”) operations in China, pending an investigation into allegations that its data collection practices may have violated local Chinese consumer data privacy laws. Thereafter, the Company decided to permanently cease the operations of Roadway. In addition, we have been reviewing certain allegations that we may have violated the Foreign Corrupt Practices Act and certain other laws in our China operations. As previously reported, we have voluntarily contacted the Securities and Exchange Commission (“SEC”) and the United States Department of Justice (“DOJ”) to advise both agencies of our investigation, and we are continuing to meet with representatives of both the SEC and DOJ in connection therewith. Our investigation remains ongoing and is being conducted at the direction of the Audit Committee.
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
For the years ended December 31, 2014 and 2013, we incurred $3.7 million and $7.4 million, respectively, of legal and other professional fees related to matters in China. Additionally, during the year ended December 31, 2012, we incurred $13.5 million of legal and other professional fees and $2.1 million in local shut-down costs, as well as an impairment charge of $12.9 million related to accounts receivable, intangible assets, prepaid costs and software for Roadway, an operation in our Greater China reporting unit. For the year ended December 31, 2012, the Roadway operations had $5.4 million of revenue and $14.5 million of operating loss. Dun & Bradstreet acquired Roadway’s operations in 2009, and for 2011 Roadway accounted for approximately $22 million in revenue and $2 million in operating income.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

As our investigation and our discussions with both the SEC and DOJ are ongoing, we cannot yet predict the ultimate outcome of the matter or its impact on our business, financial condition or results of operations. Based on our discussions with the SEC and DOJ, including an indication from the SEC in February 2015 of its initial estimate of the amount of net benefit potentially earned by the Company as a result of the challenged activities, we continue to believe that it is probable that the Company will incur a loss related to the government's investigation. We will be meeting with the Staff of the SEC to obtain and understand the assumptions and methodologies underlying their initial estimate and will subsequently provide a responsive position. The DOJ also advised the Company in February 2015 that they will be proposing terms of a potential settlement, but we are unable to predict the terms of any such proposal. Accordingly, we are unable at this time to reasonably estimate the amount or range of any loss, although it is possible that the amount of such loss could be material. In accordance with ASC 450, “Contingencies,” or “ASC 450,” no amount in respect of any potential liability in this matter, including for penalties, fines or other sanctions, has been accrued in the consolidated financial statements.
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
Dun & Bradstreet Credibility Corporation Class Action Litigations
O&R Construction, LLC v. Dun & Bradstreet Credibility Corporation, et al., No. 2:12 CV 02184 (TSZ) (W.D. Wash.)
On December 13, 2012, plaintiff O&R Construction LLC filed a putative class action in the United States District Court for the Western District of Washington against the Company and DBCC, an unaffiliated entity. The complaint alleged, among other things, that defendants violated the antitrust laws, used deceptive marketing practices to sell the CreditBuilder credit monitoring products and allegedly misrepresented the nature, need and value of the products. The plaintiff purports to sue on behalf of a putative class of purchasers of CreditBuilder and seeks recovery of damages and equitable relief. On February 18, 2013, the Company filed a motion to dismiss the complaint. On April 5, 2013, plaintiff filed an amended complaint in lieu of responding to the motion. The amended complaint dropped the antitrust claims and retained the deceptive practices allegations. The Company filed a new motion to dismiss the amended complaint on May 3, 2013. On August 23, 2013, the Court heard the motion and granted it. Specifically, the Court dismissed a contract claim with prejudice, and dismissed all the remaining claims without prejudice. On September 23, 2013, plaintiff filed a Second Amended Complaint (“SAC”). The SAC alleges claims for negligence, defamation and unfair business practices under Washington state law against the Company for alleged inaccuracies in small business credit reports. The SAC also alleges liability against the Company under a joint venture or agency theory for practices relating to CreditBuilder. The Company filed a motion to dismiss the SAC. On January 9, 2014, the Court heard argument on the Company’s motion and dismissed with prejudice the claims based on a joint venture or agency liability theory brought against the Company. The Court denied the motion with respect to the negligence, defamation and unfair practices claims. On January 23, 2014, the Company answered the SAC. At a court conference on December 17, 2014, plaintiff informed the Court that it would not be seeking to certify a nationwide class, but instead limit the class to CreditBuilder purchasers in Washington. In accordance with ASC 450, we do not have sufficient information upon which to determine that a loss in connection with this matter is probable, reasonably possible or estimable, and thus no reserve has been established nor has a range of loss been disclosed.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Die-Mension Corporation v. Dun & Bradstreet Credibility Corporation et al., No. 2:14-cv-00855 (TSZ) (W.D. Wash.) (filed as No. 1:14-cv-392 (N.D. Oh.))
On February 20, 2014, plaintiff Die-Mension Corporation (“Die-Mension”) filed a putative class action in the United States District Court for the Northern District of Ohio against the Company and DBCC, an unaffiliated entity, purporting to sue on behalf of a putative class of all purchasers of a CreditBuilder product in the United States or in such state(s) as the Court may certify. The complaint alleged that DBCC used deceptive marketing practices to sell the CreditBuilder credit monitoring products. As against the Company, the complaint alleged a violation of Ohio’s Deceptive Trade Practices Act, defamation, and negligence. The complaint alleged deceptive trade practices, negligent misrepresentation and concealment against DBCC. On March 4, 2014, in response to a direction from the Ohio court, Die-Mension withdrew its original complaint and filed an amended complaint. The amended complaint contains the same substantive allegations as the original complaint, but limits the purported class to small businesses in Ohio that purchased the CreditBuilder product. On March 13, 2014, the Company agreed to waive service of the amended complaint. On May 5, 2014, the Company and DBCC filed a Joint Motion to Transfer the litigation to the Western District of Washington. On June 9, 2014, the Ohio court issued an order granting the Defendants’ Joint Motion to Transfer. On June 22, 2014, the case was transferred to the Western District of Washington. Pursuant to an order entered on December 17, 2014 by the Washington court, this case was coordinated for pre-trial discovery purposes with related cases transferred to the Western District of Washington. On January 6, 2015, the Court entered a stipulation and order setting forth the case management schedule. On January 15, 2015, Defendants filed motions to dismiss the amended complaint. Discovery in the case is ongoing and the Company is continuing to investigate the allegations. In accordance with ASC 450, we therefore do not have sufficient information upon which to determine that a loss in connection with this matter is probable, reasonably possible or estimable, and thus no reserve has been established nor has a range of loss been disclosed.
Vinotemp International Corporation and CPrint®, Inc. v. Dun & Bradstreet Credibility Corporation, et al., No. 2:14-cv-01021 (TSZ) (W.D. Wash.) (filed as No. 8:14-cv-00451 (C.D. Cal.))
On March 24, 2014, plaintiffs Vinotemp International Corporation (“Vinotemp”) and CPrint®, Inc. (“CPrint”) filed a putative class action in the United States District Court for the Central District of California against the Company and DBCC, an unaffiliated entity. Vinotemp and CPrint purport to sue on behalf of all purchasers of DBCC’s CreditBuilder product in the state of California. The complaint alleges that DBCC used deceptive marketing practices to sell the CreditBuilder credit monitoring products, in violation of §17200 and §17500 of the California Business and Professions Code. The complaint also alleges negligent misrepresentation and concealment against DBCC. As against the Company, the complaint alleges that the Company entered false and inaccurate information on credit reports in violation of § 17200 of the California Business and Professions Code, and also alleges negligence and defamation claims. On March 31, 2014, the Company agreed to waive service of the complaint. On June 13, 2014, the Company and DBCC filed a Joint Unopposed Motion to Transfer the litigation to the Western District of Washington. On July 2, 2014, the California court granted the Defendants’ Joint Motion to Transfer, and on July 8, 2014, the case was transferred to the Western District of Washington. Pursuant to an order entered on December 17, 2014 by the Washington court, this case was coordinated for pre-trial discovery purposes with related cases transferred to the Western District of Washington. On January 6, 2015, the Court entered a stipulation and order setting forth the case management schedule. On January 15, 2015, Defendants filed motions to dismiss the complaint. Discovery in the case is ongoing, and the Company is continuing to investigate the allegations. In accordance with ASC 450, we therefore do not have sufficient information upon which to determine that a loss in connection with this matter is probable, reasonably possible or estimable, and thus no reserve has been established nor has a range of loss been disclosed.
Flow Sciences Inc. v. Dun & Bradstreet Credibility Corporation, et al., No. 2:14-cv-01404 (TSZ) (W.D. Wash.) (filed as No. 7:14-cv-128 (E.D.N.C.))
On June 13, 2014, plaintiff Flow Sciences Inc. (“Flow Sciences”) filed a putative class action in the United States District Court for the Eastern District of North Carolina against the Company and DBCC, an unaffiliated entity. Flow Sciences purports to sue on behalf of all purchasers of DBCC’s CreditBuilder product in the state of North Carolina. The complaint alleges that the Company and DBCC engaged in deceptive practices in connection with DBCC’s sale of the CreditBuilder credit monitoring products, in violation of North Carolina’s Unfair Trade Practices Act, N.C. Gen. Stat. § 75-1.1 et seq. In addition, as against the Company, the complaint alleges negligence and defamation claims. The complaint also alleges negligent misrepresentation and concealment against DBCC. On June 26, 2014, the Company agreed to waive service of the complaint. On August 4, 2014, the Company and DBCC filed a Joint Unopposed Motion to Transfer the litigation to the Western District of Washington. On September 8, 2014, the North Carolina court granted the motion to transfer, and on September 9, 2014, the case was transferred to the Western District of Washington. Pursuant to an order entered on December 17, 2014 by the Washington court, this case was coordinated for pre-trial discovery purposes with related cases transferred to the Western District of Washington. On January 6, 2015, the Court entered a stipulation and order setting forth the case management schedule. On January 15, 2015,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Defendants filed motions to dismiss the complaint. Discovery in the case is ongoing, and the Company is continuing to investigate the allegations. In accordance with ASC 450 Contingencies, we therefore do not have sufficient information upon which to determine that a loss in connection with this matter is probable, reasonably possible or estimable, and thus no reserve has been established nor has a range of loss been disclosed.
Altaflo, LLC v. Dun & Bradstreet Credibility Corporation, et al., No. 2:14-cv-01288 (TSZ) (W.D. Wash.) (filed as No. 2:14-cv-03961 (D.N.J.))
On June 20, 2014, plaintiff Altaflo, LLC (“Altaflo”) filed a putative class action in the United States District Court for the District of New Jersey against the Company and DBCC, an unaffiliated entity. Altaflo purports to sue on behalf of all purchasers of DBCC’s CreditBuilder product in the state of New Jersey. The complaint alleges that the Company and DBCC engaged in deceptive practices in connection with DBCC’s sale of the CreditBuilder credit monitoring products, in violation of the New Jersey Consumer Fraud Act, N.J. Stat. § 56:8-1 et seq. In addition, as against the Company, the complaint alleges negligence and defamation claims. The complaint also alleges negligent misrepresentation and concealment against DBCC. On June 26, 2014, the Company agreed to waive service of the complaint. On July 29, 2014, the Company and DBCC filed a Joint Unopposed Motion to Transfer the litigation to the Western District of Washington. On July 31, 2014, the New Jersey court granted the Defendants’ Joint Motion to Transfer, and the case was transferred to the Western District of Washington on August 20, 2014. Pursuant to an order entered on December 17, 2014 by the Washington court, this case was coordinated for pre-trial discovery purposes with related cases transferred to the Western District of Washington. On January 6, 2015, the Court entered a stipulation and order setting forth the case management schedule. On January 15, 2015, Defendants filed motions to dismiss the complaint. Discovery in the case is ongoing, and the Company is continuing to investigate the allegations. In accordance with ASC 450 Contingencies, we therefore do not have sufficient information upon which to determine that a loss in connection with this matter is probable, reasonably possible or estimable, and thus no reserve has been established nor has a range of loss been disclosed.
Other Matters
In addition, in the normal course of business, and including without limitation, our merger and acquisition activities and financing transactions, Dun & Bradstreet indemnifies other parties, including customers, lessors and parties to other transactions with Dun & Bradstreet, with respect to certain matters. Dun & Bradstreet has agreed to hold the other parties harmless against losses arising from a breach of representations or covenants, or arising out of other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. Dun & Bradstreet has also entered into indemnity obligations with its officers and directors.
Additionally, in certain circumstances, Dun & Bradstreet issues guarantee letters on behalf of our wholly-owned subsidiaries for specific situations. It is not possible to determine the maximum potential amount of future payments under these indemnification agreements due to the limited history of prior indemnification claims and the unique facts and circumstances involved in each particular agreement. Historically, payments made by Dun & Bradstreet under these agreements have not had a material impact on the consolidated financial statements.
Note 14. Segment Information
The operating segments reported below are our segments for which separate financial information is available and upon which operating results are evaluated by management on a timely basis to assess performance and to allocate resources.

Through December 31, 2014, we managed and reported our business through the following three segments:

•	North America (which consists of our operations in the U.S. and Canada);

•	Asia Pacific (which primarily consists of our operations in Australia, Greater China, India and Asia Pacific Worldwide Network); and

•	Europe and other International Markets (which primarily consists of our operations in the U.K., the Netherlands, Belgium, Latin America and our European Worldwide Network).
To further align with our strategy, we began reporting our business as of January 1, 2015 through two segments:

•	Americas (which consists of our operations in the U.S., Canada and Latin America); and

•	Non Americas (which primarily consists of our operations in the U.K., the Netherlands, Belgium, Australia, Greater China, India and our Worldwide Network).

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

	For the Years Ended December 31,
	2014	2013	2012
Revenue:
North America	$1,248.8	$1,233.9	$1,225.6
Asia Pacific	181.7	178.3	174.2
Europe and Other International Markets	251.2	241.4	241.2
Consolidated Core	1,681.7	1,653.6	1,641.0
Divested and Other Businesses	0.1	1.6	22.0
Consolidated Total	$1,681.8	$1,655.2	$1,663.0
Operating Income (Loss):
North America	$397.8	$407.4	$480.9
Asia Pacific	28.8	19.0	4.7
Europe and Other International Markets	75.3	72.9	68.8
Total Segments	501.9	499.3	554.4
Corporate and Other (1)	(80.4)	(62.2)	(122.3)
Consolidated Total	421.5	437.1	432.1
Non-Operating Income (Expense) – Net	(72.9)	(41.1)	(53.8)
Income Before Provision for Income Taxes and Equity in Net Income of Affiliates	$348.6	$396.0	$378.3

Depreciation and Amortization (2):
North America	$34.8	$41.6	$41.8
Asia Pacific	13.3	14.4	17.2
Europe and Other International Markets	12.2	12.2	13.0
Total Segments	60.3	68.2	72.0
Corporate and Other	2.8	3.0	6.3
Consolidated Total	$63.1	$71.2	$78.3

Capital Expenditures (3):
North America	$7.6	$3.7	$2.2
Asia Pacific	3.4	3.2	4.4
Europe and Other International Markets	0.6	1.9	0.3
Total Segments	11.6	8.8	6.9
Corporate and Other	0.6	0.7	0.1
Consolidated Total	$12.2	$9.5	$7.0

Additions to Computer Software and Other Intangibles (4):
North America	$22.7	$25.0	$21.2
Asia Pacific	5.3	4.4	5.4
Europe and Other International Markets	5.6	6.7	6.7
Total Segments	33.6	36.1	33.3
Corporate and Other	8.1	9.5	34.1
Consolidated Total	$41.7	$45.6	$67.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

	At December 31,
	2014	2013	2012
Assets (5):
North America	$821.1	$843.2	$795.4
Asia Pacific	355.8	371.9	414.6
Europe and Other International Markets	488.8	445.4	365.7
Total Segments	1,665.7	1,660.5	1,575.7
Corporate and Other (primarily taxes)	320.5	229.8	416.1
Consolidated Total	$1,986.2	$1,890.3	$1,991.8

Goodwill (6):
North America	$268.5	$265.1	$266.5
Asia Pacific	199.9	210.2	234.0
Europe and Other International Markets	106.8	113.8	110.6
Consolidated Total	$575.2	$589.1	$611.1

(1)	The following table summarizes “Corporate and Other:”

	For the Years Ended December 31,
	2014	2013	2012
Corporate Costs (a)	$(62.0)	$(40.9)	$(49.1)
Restructuring Expense	(14.9)	(13.9)	(29.4)
Strategic Technology Investment or MaxCV	—	—	(30.3)
Legal Fees and Other Shut-Down Costs Associated with Matters in China	(3.5)	(7.4)	(13.5)
Total Corporate and Other	$(80.4)	$(62.2)	$(122.3)
(a) The increase of $21.1 million in Corporate Costs for the year ended December 31, 2014 as compared to December 31, 2013 was primarily due to higher compensation and professional costs in 2014 associated with our strategic activities.

(2)	Includes depreciation and amortization of Property, Plant and Equipment, Computer Software and Other Intangibles.
The decrease of $8.1 million for the year ended December 31, 2014 as compared to December 31, 2013 was primarily attributed to lower software amortization in 2014 in the North America segment as a result of the impairment of technology software assets in the fourth quarter of 2013 related to our data management infrastructure (data supply chain).
The decrease of $7.1 million for the year ended December 31, 2013 as compared to December 31, 2012 was primarily attributed to software assets that became fully depreciated in 2012 and the divestiture of the domestic portion of our Japanese operations to TSR Ltd.

(3)
The increase of $3.9 million in capital expenditures in the North America segment for the year ended December 31, 2014 as compared to December 31, 2013 was primarily driven by the purchase of computer hardware related to the DNBi infrastructure upgrade.

(4)
The decrease of $2.3 million in additions to computer software and other intangibles in the North America segment for the year ended December 31, 2014 as compared to December 31, 2013 was mainly due to nonrecurring purchases in the prior year related to MaxCV.

The increase of $3.8 million in additions to computer software and other intangibles in the North America segment for the year ended December 31, 2013 as compared to December 31, 2012 was mainly attributed to the purchase of perpetual licenses of third-party software.
The decrease of $24.6 million in additions to computer software and other intangibles in “Corporate and Other” for the year ended December 31, 2013 as compared to December 31, 2012 was primarily due to our then non-recurring Strategic Technology Investment or MaxCV related software additions that occurred in the prior year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

(5)
The decrease in assets in the North America segment to $821.1 million at December 31, 2014 from $843.2 million at December 31, 2013 was primarily due to normal software amortization and the impairment charge related to the sale of the Parsippany, New Jersey building.

The increase in assets in the North America segment to $843.2 million at December 31, 2013 from $795.4 million at December 31, 2012 was primarily due to increases in cash and computer software. The increase in cash was mainly a function of timing, while the increase in computer software was primarily due to the purchase of perpetual licenses of third-party software.
The decrease in assets in the Asia Pacific segment to $355.8 million at December 31, 2014 from $371.9 million and $414.6 million at December 31, 2013 and 2012, respectively, was primarily due to the negative impact of foreign currency translation.
The increase in assets in the Europe and Other International Markets segment to $488.8 million at December 31, 2014 from $445.4 million and $365.7 million at December 31, 2013 and 2012, respectively, was primarily due to an increase in cash as a result of operational performance in the region.
The increase in assets in “Corporate and Other” to $320.5 million at December 31, 2014 from $229.8 million at December 31, 2013 was primarily due to increased deferred tax assets as a result of the remeasurement of our pension plan obligations in the fourth quarter of 2014.
The decrease in assets in “Corporate and Other” to $229.8 million at December 31, 2013 from $416.1 million at December 31, 2012 was primarily due to reduced deferred tax assets as a result of the remeasurement of our pension plan obligations in the fourth quarter of 2013 and a reduction in cash.

(6)	Goodwill in the North America segment increased to $268.5 million at December 31, 2014 from $265.1 million at December 31, 2013. The increase was primarily a result of two small acquisitions.
Goodwill in the Asia Pacific segment decreased to $199.9 million at December 31, 2014 from $210.2 million and $234.0 million at December 31, 2013 and, 2012, respectively. This decrease was primarily due to the negative impact of foreign currency translation.
Goodwill in the Europe and Other International Markets decreased to $106.8 million at December 31, 2014 from $113.8 million at December 31, 2013, primarily due to the negative impact of foreign currency translation.

Supplemental Geographic and Customer Solution Set Information:

	At December 31,
	2014	2013	2012
Long-Lived Assets (7):
North America	$400.1	$453.5	$484.3
Asia Pacific	270.5	290.0	333.9
Europe and Other International Markets	147.6	162.8	164.9
Consolidated Total	$818.2	$906.3	$983.1

(7)
Long-lived assets in North America decreased to $400.1 million at December 31, 2014 from $453.5 million at December 31, 2013. This decline was primarily driven by a reduction of a contractual receipt under a tax allocation agreement between Moody’s Corporation and Dun & Bradstreet as it relates to the effective settlement of audits for the 2007 - 2009 tax years and the expiration of a statute of limitations for the 2010 tax year, normal software amortization, and the impairment charge related to the sale of the Parsippany, New Jersey building. In addition, the remaining asset balance for the Parsippany, New Jersey building was reclassified to “Current Asset Held For Sale.”

Long-lived assets in North America decreased to $453.5 million at December 31, 2013 from $484.3 million at December 31, 2012. This decrease was due to an impairment charge primarily related to technology and software assets that were primarily related to our data management infrastructure (data supply chain). We can improve data collection through other commercially available means, as needed.
Long-lived assets in the Asia Pacific segment decreased to $270.5 million at December 31, 2014 from $290.0 million and $333.9 million at December 31, 2013, and 2012, respectively. This was primarily attributable to the negative impact of foreign currency translation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Long-lived assets in Europe and Other International Markets decreased to $147.6 million at December 31, 2014 from $162.8 million at December 31, 2013, primarily due to the negative impact of foreign currency translation.

	For the Years Ended December 31,
	2014	2013	2012
Customer Solution Set Revenue:
North America:
Risk Management Solutions	$691.7	$693.2	$700.6
Sales & Marketing Solutions	557.1	540.7	525.0
North America Core Revenue	1,248.8	1,233.9	1,225.6
Divested and Other Businesses (8)	—	—	—
Total North America Revenue	$1,248.8	$1,233.9	$1,225.6

Asia Pacific:
Risk Management Solutions	$158.9	$154.5	$147.5
Sales & Marketing Solutions	22.8	23.8	26.7
Asia Pacific Core Revenue	181.7	178.3	174.2
Divested and Other Businesses (8)	—	1.0	21.3
Total Asia Pacific Revenue	$181.7	$179.3	$195.5

Europe and Other International Markets:
Risk Management Solutions	$204.2	$197.7	$198.8
Sales & Marketing Solutions	47.0	43.7	42.4
Europe and Other International Markets Core Revenue	251.2	241.4	241.2
Divested and Other Businesses (8)	0.1	0.6	0.7
Total Europe and Other International Markets Revenue	$251.3	$242.0	$241.9

Consolidated Total:
Risk Management Solutions	$1,054.8	$1,045.4	$1,046.9
Sales & Marketing Solutions	626.9	608.2	594.1
Core Revenue	1,681.7	1,653.6	1,641.0
Divested and Other Businesses (8)	0.1	1.6	22.0
Consolidated Total Revenue	$1,681.8	$1,655.2	$1,663.0
(8) During the year ended December 31, 2014, we ceased the operations of our small Ireland Corporation Registry Business. This business has been classified as “Divested and Other Businesses.”
During the year ended December 31, 2013, we ceased the operations of our India Event Planning and Rural Marketing Businesses. During the year ended December 31, 2012, we completed (a) the sale of: (i) the domestic portion of our Japanese operations to TSR Ltd.; (ii) our market research business in China, consisting of two joint venture companies; and (iii) a research and advisory services business in India; and (b) the shut-down of our Roadway operations. These businesses have been classified as “Divested and Other Businesses.” These Divested and Other Businesses contributed less than 1% and 11% to our Asia Pacific total revenue for the years ended December 31, 2013 and 2012, respectively.
During the year ended December 31, 2012, we completed the sale of: (i) AllBusiness.com, Inc.; (ii) Purisma Incorporated; and (iii) a small supply management company. These businesses have been classified as “Divested and Other Businesses.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

The following table represents Divested and Other Businesses revenue by solution set:

	For the Years Ended December 31,
	2014	2013	2012
Divested and Other Businesses:
Risk Management Solutions	$0.1	$0.6	$10.0
Sales & Marketing Solutions	—	1.0	12.0
Total Divested and Other Businesses Revenue	$0.1	$1.6	$22.0

Note 15. Supplemental Financial Data

Other Accrued and Current Liabilities:

	At December 31,
	2014	2013
Restructuring Accruals	$9.9	$10.4
Professional Fees	31.4	34.6
Operating Expenses	43.2	39.0
Other Accrued Liabilities	29.7	32.1
	$114.2	$116.1

Property, Plant and Equipment – Net:

	At December 31,
	2014	2013
Land	$1.1	$5.7
Buildings	23.7	33.5
Furniture	60.8	59.5
	85.6	98.7
Less: Accumulated Depreciation	66.2	68.3
	19.4	30.4
Leasehold Improvements, less:
Accumulated Amortization of $16.5 and $15.6 as of December 31, 2014 and 2013, respectively	8.0	9.2
Property, Plant and Equipment – Net (1)	$27.4	$39.6

(1)
The decrease in Property, Plant and Equipment – Net is primarily due to reclassification to "Current Assets Held for Sale" for the Parsippany, New Jersey building. See Note 1 and Note 7 to our consolidated financial statements included in this Annual Report on Form 10-K for further detail.

Other Income (Expense) – Net:

	For the Years Ended December 31,
	2014	2013	2012
Effect of Legacy Tax Matters (2)	$(28.6)	$0.8	$(14.8)
Gain (Loss) on Sale of Businesses (3)	—	—	6.1
Miscellaneous Other Income (Expense) – Net (4)	(2.7)	(2.5)	(6.4)
Other Income (Expense) – Net	$(31.3)	$(1.7)	$(15.1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

(2)
During the year ended December 31, 2014, we recognized the reduction of a contractual receipt under a tax allocation agreement between Moody's Corporation and Dun & Bradstreet as it relates to the effective settlement of audits for the 2007 - 2009 tax years and the expiration of a statute of limitations for the 2010 tax year. During the year ended December 31, 2012, we recognized the reduction of a contractual receipt under a tax allocation agreement between Moody's Corporation and Dun & Bradstreet as it relates to the expiration of the statute of limitations for the tax years 2005 and 2006.

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

Computer Software and Goodwill:

	Computer Software	Goodwill
January 1, 2013	$140.9	$611.1
Additions at Cost (5)	43.5	—
Amortization	(46.9)	—
Write-offs (6)	(31.3)	—
Other (7)	1.7	(22.0)
December 31, 2013	107.9	589.1
Additions at Cost (8)	39.6	7.3
Amortization	(39.7)	—
Write-offs	(1.2)	—
Other (7)	(2.9)	(21.2)
December 31, 2014	$103.7	$575.2

(5) Computer Software - Amount mainly due to the purchase of perpetual licenses of third party software.

(6)
Computer Software - This decrease is due to impairment charges primarily related to (i) technology and software assets that were primarily related to our data management infrastructure (data supply chain) in our North America segment. We can improve data collection through other commercially available means, as needed; and (ii) our China Trade Portal (“Portal”) asset in our Asia Pacific segment resulting from lower than expected product revenue. We decided to sunset the Portal product and migrate our existing Portal customers to an enhanced version of our existing DUNS Registered Seal product.

(7) Computer Software and Goodwill - Primarily due to the impact of foreign currency fluctuations.

(8) Computer Software and Goodwill:
Computer Software - Primarily due to software related enhancements on Dun & Bradstreet products and the purchase of third party licenses.

Goodwill - Related to two immaterial acquisitions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Other Intangibles (included in Non-Current Assets):

	Customer Relationships	Trademark and Other	Total
January 1, 2013	$29.6	$69.7	$99.3
Additions	—	0.6	0.6
Amortization	(4.1)	(11.7)	(15.8)
Write-offs	—	(0.4)	(0.4)
Other (9)	5.5	(12.5)	(7.0)
December 31, 2013 (10)	31.0	45.7	76.7
Acquisitions	0.8	0.5	1.3
Additions	—	1.1	1.1
Amortization	(4.0)	(11.1)	(15.1)
Other	(1.1)	(1.3)	(2.4)
December 31, 2014 (10)	$26.7	$34.9	$61.6

(9) During the year ended December 31, 2013 we reclassified assets between Trademark and Other and Customer Relationships. In addition, the amount includes the negative impact of foreign currency translation.
(10) Customer Relationships - Includes accumulated amortization of $17.1 million and $13.8 million as of
December 31, 2014 and 2013, respectively.
Trademark and Other - Includes accumulated amortization of $86.9 million and $78.2 million as of December
31, 2014 and 2013, respectively.

Allowance for Doubtful Accounts:

January 1, 2012	$17.1
Additions charged to costs and expenses	15.2
Write-offs	(7.2)
Recoveries	2.1
Other	0.1
December 31, 2012	27.3
Additions charged to costs and expenses	3.0
Write-offs	(9.7)
Recoveries	3.2
Other	0.1
December 31, 2013	23.9
Additions charged to costs and expenses	1.8
Write-offs	(6.0)
Recoveries	1.5
Other	(0.2)
December 31, 2014	$21.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Deferred Tax Asset Valuation Allowance:

January 1, 2012	$38.1
Additions charged (credited) to costs and expenses	(1.6)
Additions charged (credited) due to foreign currency fluctuations	—
Additions charged (credited) to other accounts	(1.1)
December 31, 2012	35.4
Additions charged (credited) to costs and expenses	2.7
Additions charged (credited) due to foreign currency fluctuations	1.2
Additions charged (credited) to other accounts	(1.0)
December 31, 2013	38.3
Additions charged (credited) to costs and expenses	1.9
Additions charged (credited) due to foreign currency fluctuations	(2.6)
Additions charged (credited) to other accounts	(0.7)
December 31, 2014	$36.9

Note 16. Quarterly Financial Data (Unaudited)

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Full Year
2014
Revenue:
North America	$279.0	$284.6	$305.3	$379.9	$1,248.8
Asia Pacific	41.7	46.4	47.2	46.4	181.7
Europe and Other International Markets	61.2	62.0	64.6	63.5	251.3
Consolidated Revenue	$381.9	$393.0	$417.1	$489.8	$1,681.8
Operating Income (Loss):
North America	$78.0	$79.9	$88.2	$151.7	$397.8
Asia Pacific	6.2	7.7	7.7	7.2	28.8
Europe and Other International Markets	16.7	18.2	19.4	21.0	75.3
Total Segments	100.9	105.8	115.3	179.9	501.9
Corporate and Other (1)	(18.6)	(20.8)	(18.5)	(22.5)	(80.4)
Consolidated Operating Income	82.3	85.0	96.8	157.4	421.5
Net Income	86.0	50.9	68.4	92.6	297.9
Less: Net (Income) Loss Attributable to the Noncontrolling Interest	(0.7)	(1.0)	(0.9)	(0.9)	(3.5)
Net Income Attributable to Dun & Bradstreet	$85.3	$49.9	$67.5	$91.7	$294.4

Basic Earnings Per Share of Common Stock Attributable to Dun & Bradstreet Common Shareholders (2)	$2.28	$1.36	$1.87	$2.55	$8.06
Diluted Earnings Per Share of Common Stock Attributable to Dun & Bradstreet Common Shareholders (2)	$2.26	$1.35	$1.85	$2.53	$7.99
Cash Dividends Paid Per Common Share	$0.44	$0.44	$0.44	$0.44	$1.76

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Full Year
2013
Revenue:
North America	$283.2	$278.7	$305.8	$366.2	$1,233.9
Asia Pacific	41.4	49.3	44.4	44.2	179.3
Europe and Other International Markets	56.4	58.4	60.9	66.3	242.0
Consolidated Revenue	$381.0	$386.4	$411.1	$476.7	$1,655.2
Operating Income (Loss):
North America	$86.0	$84.5	$112.3	$124.6	$407.4
Asia Pacific	2.4	8.4	5.1	3.1	19.0
Europe and Other International Markets	14.0	15.7	19.7	23.5	72.9
Total Segments	102.4	108.6	137.1	151.2	499.3
Corporate and Other (1)	(14.6)	(14.7)	(16.6)	(16.3)	(62.2)
Consolidated Operating Income	87.8	93.9	120.5	134.9	437.1
Net Income	53.6	58.4	73.5	76.6	262.1
Less: Net (Income) Loss Attributable to the Noncontrolling Interest	(0.7)	(0.9)	(0.7)	(1.3)	(3.6)
Net Income Attributable to Dun & Bradstreet	$52.9	$57.5	$72.8	$75.3	$258.5

Basic Earnings Per Share of Common Stock Attributable to Dun & Bradstreet Common Shareholders (2)	$1.30	$1.46	$1.89	$1.98	$6.61
Diluted Earnings Per Share of Common Stock Attributable to Dun & Bradstreet Common Shareholders (2)	$1.29	$1.44	$1.87	$1.96	$6.54
Cash Dividends Paid Per Common Share	$0.40	$0.40	$0.40	$0.40	$1.60

(1)	The following table itemizes the components of the “Corporate and Other” category of Operating Income (Loss):

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Full Year
2014
Corporate Costs	$(13.4)	$(14.6)	$(15.3)	(18.7)	$(62.0)
Restructuring Expense	(4.9)	(5.0)	(2.0)	(3.0)	(14.9)
Legal and Other Professional Fees and Shut-Down Costs Related to Matters in China	(0.3)	(1.2)	(1.2)	(0.8)	(3.5)
Total Corporate and Other	$(18.6)	$(20.8)	$(18.5)	$(22.5)	$(80.4)

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Full Year
2013
Corporate Costs	$(10.7)	$(8.8)	$(9.6)	$(11.8)	$(40.9)
Restructuring Expense	(2.3)	(2.2)	(6.1)	(3.3)	(13.9)
Legal and Other Professional Fees and Shut-Down Costs Related to Matters in China	(1.6)	(3.7)	(0.9)	(1.2)	(7.4)
Total Corporate and Other	$(14.6)	$(14.7)	$(16.6)	$(16.3)	$(62.2)

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

Note 17. Divestitures and Other Businesses
India Research and Advisory Services Business
In September 2012, we sold substantially all of the assets and liabilities of our India Research and Advisory Services business for $0.5 million. As a result, we recorded a pre-tax gain of $0.2 million in “Other Income (Expense) - Net” in the consolidated statement of operations and comprehensive income during the year ended December 31, 2012. The India Research and Advisory Services business generated approximately $1.3 million in revenue during 2011.
Shanghai Roadway D&B Marketing Services Co. Ltd.
On March 18, 2012, we announced we had temporarily suspended our Roadway operations in China, pending an investigation into allegations that its data collection practices may have violated local Chinese consumer data privacy laws. Thereafter, the Company decided to permanently cease the operations of Roadway. In addition, we have been reviewing certain allegations that we may have violated the Foreign Corrupt Practices Act and certain other laws in our China operations. As previously reported, we have voluntarily contacted the SEC and the DOJ to advise both agencies of our investigation, and we are continuing to meet with the representatives of both the SEC and DOJ in connection therewith. Our investigation remains ongoing and is being conducted at the direction of the Audit Committee.
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
For the years ended December 31, 2014 and 2013, we incurred $3.7 million and $7.4 million, respectively, of legal and other professional fees related to matters in China. Additionally, during the year ended December 31, 2012, we incurred $13.5 million of legal and other professional fees and $2.1 million in local shut-down costs, as well as an impairment charge of $12.9 million related to accounts receivable, intangible assets, prepaid costs and software for Roadway, an operation in our Greater China reporting unit. For the year ended December 31, 2012, the Roadway operations had $5.4 million of revenue and $14.5 million of operating loss. Dun & Bradstreet acquired Roadway’s operations in 2009, and for 2011 Roadway accounted for approximately $22 million in revenue and $2 million in operating income.
Domestic Portion of our Japanese Joint Venture
In February 2012, we completed the sale of the domestic portion of our Japan operations to TSR Ltd., our local joint venture partner since December 2007, for $4.5 million. As a result, we recorded a pre-tax gain of $3.0 million in “Other Income (Expense) - Net” in the consolidated statement of operations and comprehensive income during the year ended December 31, 2012. Our domestic Japanese operations generated approximately $64 million in revenue during 2011.
Simultaneously with closing this transaction, we entered into a ten-year commercial arrangement to provide TSR Ltd. with global data for its Japanese customers and to become the exclusive distributor of TSR Ltd. data to the Worldwide Network. From the date of this transaction in February 2012, this arrangement has aggregate future cash payments of approximately $140 million.
AllBusiness.com, Inc.
In February 2012, we completed the sale of AllBusiness.com, Inc., a U.S. entity included in our North American reporting segment, for $0.4 million. As a result, we recorded a pre-tax loss of $0.4 million in “Other Income (Expense) - Net” in the consolidated statement of operations and comprehensive income during the year ended December 31, 2012. AllBusiness.com, Inc. generated approximately $4 million in revenue during 2011.
Chinese Market Research Joint Ventures
In January 2012, we completed the sale of our market research business in China, consisting of two joint venture companies, by selling our equity interests in such companies to our partner for a total purchase price of $5.0 million. As a result, we recorded a pre-tax gain of $1.4 million in “Other Income (Expense) - Net” in the consolidated statement of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

operations and comprehensive income during the year ended December 31, 2012. The joint ventures generated approximately $16 million in revenue during 2011.
Purisma Incorporated
In January 2012, we completed the sale of Purisma Incorporated, a U.S. entity included in our North American reporting segment, for $2.0 million. As a result, we recorded a pre-tax gain of $2.0 million in “Other Income (Expense) - Net” in the consolidated statement of operations and comprehensive income during the year ended December 31, 2012. Purisma Incorporated generated approximately $4 million in revenue during 2011.
Note 18. Subsequent Events
Dividend Declaration
In February 2015, we approved the declaration of a dividend of $0.4625 per share of common stock for the first quarter of 2015. This cash dividend will be payable on March 11, 2015 to shareholders of record at the close of business on February 24, 2015.

Acquisition
On January 5, 2015, we acquired NetProspex for approximately $125 million, net of cash acquired. NetProspex is based out of Waltham, Massachusetts and is a B2B professional contact and data management business. The addition of the NetProspex Workbench data services platform and CleneStepTM methodology to our global commercial database will further enable customers to better understand their ideal customers, identify and prioritize opportunities, and grow their business. From the date of acquisition, NetProspex will be included in our consolidated financial statements.

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
Limitations on the Effectiveness of Controls
Our management, including our CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Dun & Bradstreet have been detected. Judgments in decision-making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by individual acts, by collusion of two or more people, or by management override. The design of a control system is also based upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. Our Disclosure Controls are designed to provide reasonable assurance of achieving their objectives.
Conclusions Regarding Disclosure Controls
Based upon our Controls Evaluation, our CEO and CFO have concluded that as of the end of our fiscal year ended December 31, 2014, our Disclosure Controls are effective at a reasonable assurance level.
Management's Report on Internal Control Over Financial Reporting
Management's Report on Internal Control Over Financial Reporting and Management's Responsibility for Financial Statements are contained in this Annual Report on Form 10-K.
Change in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required to be furnished by this Item 10. “Directors, Executive Officers and Corporate Governance,” is incorporated herein by reference from our Notice of 2015 Annual Meeting of Shareholders and Proxy Statement to be filed within 120 days after Dun & Bradstreet's fiscal year end of December 31, 2014 (the “Proxy Statement”).

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
(3) Exhibits.
See Index to Exhibits in this Annual Report on Form 10-K.
(b) Exhibits.
See Index to Exhibits in this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2015.

The Dun & Bradstreet Corporation (Registrant)

By:	/s/ ROBERT P. CARRIGAN
Robert P. Carrigan
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities set forth next to their names, on February 26, 2015.

/s/ ROBERT P. CARRIGAN	President and Chief Executive Officer and Director
Robert P. Carrigan	(principal executive officer)

/s/ RICHARD H. VELDRAN	Chief Financial Officer
Richard H. Veldran	(principal financial officer)

/s/ ANTHONY PIETRONTONE JR.	Principal Accounting Officer and Corporate Controller
Anthony Pietrontone Jr.

/s/ CHRISTOPHER J. COUGHLIN	Chairman of the Board
Christopher J. Coughlin

/s/ AUSTIN A. ADAMS	Director
Austin A. Adams

/s/ L. GORDON CROVITZ	Director
L. Gordon Crovitz

/s/ JAMES N. FERNANDEZ	Director
James N. Fernandez

/s/ PAUL R. GARCIA	Director
Paul R. Garcia

/s/ ANASTASSIA LAUTERBACH	Director
Anastassia Lauterbach

/s/ THOMAS J. MANNING	Director
Thomas J. Manning

/s/ SANDRA E. PETERSON	Director
Sandra E. Peterson

/s/ JUDITH A. REINSDORF	Director
Judith A. Reinsdorf

INDEX TO EXHIBITS

3.	Articles of Incorporation and By-laws
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
967, filed May 10, 2013).

3.3
The Dun & Bradstreet Corporation Certificate of Designation of Series B Preferred Stock (incorporated by reference to Appendix B to the Restated Certificate of Incorporation, included as Exhibit 3.3 to the Registrant's Current Report on Form 8-K, file number 1-15967, filed May 10, 2013).

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

4.10
Amended and Restated Five-Year Credit Agreement, dated July 23, 2014, among The Dun & Bradstreet Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and RBS Citizens, N.A. as Co-Syndication Agents, and Bank of America, N.A., Barclays Bank PLC and HSBC Bank USA, N.A., as Co-Documentation Agents, and the Lenders thereto (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed July 24, 2014).

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

10.10†
The Dun & Bradstreet Corporation Change in Control Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 3, 2014).

10.11†
The Dun & Bradstreet Career Transition Plan, as amended and restated effective January 1, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed December 16, 2014).

	10.12*†	First Amendment to The Dun & Bradstreet Career Transition Plan (as amended and restated as of January 1, 2015), effective February 24, 2015.

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

10.28†
First Amendment, effective December 17, 2013, to The Dun & Bradstreet Corporation Key Employees' NonQualified Deferred Compensation Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 28, 2014).

10.29†
Second Amendment, effective December 17, 2013, to The Dun & Bradstreet Corporation Key Employees' NonQualified Deferred Compensation Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 28, 2014).

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

10.32†
The Dun & Bradstreet Corporation Covered Employee Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K, file number 1-15967, filed May 6, 2011), together with the First Amendment thereto (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 28, 2014).

10.33†	Form of Detrimental Conduct Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, file number 1-15967, filed May 5, 2006).
10.34†
Form of Detrimental Conduct Agreement, as amended effective March 25, 2010 (incorporated by reference to Exhibit 10.45 to the Registrant's Annual Report on Form 10-K, file number 1-15967, filed March 1, 2011).

10.35†
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

10.53†
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

10.57†
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

10.60†
Form of Stock Option Award Agreement, effective January 29, 2008, under the 2000 Non-employee Directors' Stock Incentive Plan (incorporated by reference to Exhibit 10.44 to the Registrant's Annual Report on Form 10-K, file number 1-15967, filed February 25, 2008).

10.61†
Form of Stock Option Award Agreement under the 2000 Non-employee Directors' Stock Incentive Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.68 to the Registrant's Annual Report on Form 10-K, file number 1-15967, filed February 29, 2012).

10.62†
Form of Restricted Share Unit Award Agreement under the 2000 Non-employee Directors' Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K, file number 1-15967, filed December 8, 2004).

10.63†
Form of Restricted Stock Unit Award Agreement under the 2000 Non-employee Directors' Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to the Registrant's Current Report on Form 8-K, file number 1-15967, filed March 2, 2005).

10.64†
Form of Restricted Stock Unit Award Agreement, effective February 23, 2007, under the 2000 Non-employee Directors' Stock Incentive Plan (incorporated by reference to Exhibit 10.48 to the Registrant's Annual Report on Form 10-K, file number 1-15967, filed February 28, 2007).

10.65†
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

10.67†
Form of Stock Option Award Agreement, effective October 23, 2013, under the 2000 Non-employee Directors’ Stock Incentive Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 5, 2013).

10.68†
Form of Restricted Stock Unit Award Agreement, effective October 23, 2013, under the 2000 Non-employee Directors’ Stock Incentive Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 5, 2013).

10.69†
Form of U.S. Performance Restricted Stock Unit Award for Leveraged Restricted Stock Units under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan, effective February 26, 2014 (incorporated by reference to Exhibit 10.75 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 28, 2014).

10.70†
Form of U.S. Performance Restricted Stock Unit Award based on Revenue Compound Annual Growth Rate under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan, effective February 26, 2014 (incorporated by reference to Exhibit 10.76 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 28, 2014).

10.71†
Form of U.S. Performance Restricted Stock Unit Award based on Total Shareholder Return under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan, effective February 26, 2014 (incorporated by reference to Exhibit 10.77 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 28, 2014).

10.72†
Form of International Restricted Stock Unit Award under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan, effective February 26, 2014 (incorporated by reference to Exhibit 10.78 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 28, 2014).

10.73†
Form of International Performance Restricted Stock Unit Award for Leveraged Restricted Stock Units under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan, effective February 26, 2014 (incorporated by reference to Exhibit 10.79 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 28, 2014).

10.74†
Form of International Performance Restricted Stock Unit Award based on Revenue Compound Annual Growth Rate under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan, effective February 26, 2014 (incorporated by reference to Exhibit 10.80 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 28, 2014).

10.75†
Form of International Performance Restricted Stock Unit Award based on Total Shareholder Return under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan, effective February 26, 2014 (incorporated by reference to Exhibit 10.81 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 28, 2014).

10.76†
Form of U.S. Restricted Stock Unit Award under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan, effective January 1, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed August 7, 2014).

10.77†
Form of U.S. Performance Restricted Stock Unit Award for Leveraged Restricted Stock Units under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan, effective January 1, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed August 7, 2014).

10.78†
Form of U.S. Performance Restricted Stock Unit Award based on Revenue Compound Annual Growth Rate under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan, effective January 1, 2015 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed August 7, 2014).

10.79†
Form of U.S. Performance Restricted Stock Unit Award based on Total Shareholder Return under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan, effective January 1, 2015 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed August 7, 2014).

10.80†
Form of International Restricted Stock Unit Award under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan, effective January 1, 2015 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed August 7, 2014).

10.81†
Form of International Performance Restricted Stock Unit Award for Leveraged Restricted Stock Units under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan, effective January 1, 2015 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed August 7, 2014).

10.82†
Form of International Performance Restricted Stock Unit Award based on Revenue Compound Annual Growth Rate under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan, effective January 1, 2015 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed August 7, 2014).

10.83†
Form of International Performance Restricted Stock Unit Award based on Total Shareholder Return under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan, effective January 1, 2015 (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed August 7, 2014).

10.84†
Form of Restricted Stock Unit Award Agreement, effective May 6, 2014, under the 2000 Non-employee Directors’ Stock Incentive Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed May 7, 2014).

	10.85*†	Form of Employee Agreement for Equity Recipients, effective January 1, 2015.

	10.86*†	Form of Global Restricted Stock Unit Award, effective February 24, 2015, under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan.

	10.87*†	Form of Global Performance Restricted Stock Unit Award for Leveraged Restricted Stock Units, effective February 24, 2015, under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan.

	10.88*†	Form of Global Performance Restricted Stock Unit Award based on Revenue Compound Annual Growth Rate, effective February 24, 2015, under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan.

	10.89*†	Form of Global Performance Restricted Stock Unit Award based on Total Shareholder Return, effective February 24, 2015, under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan.

21.	Subsidiaries of the Registrant
	21.1*	Subsidiaries of the Registrant as of December 31, 2014.

23.	Consents of Experts and Counsel
	23.1*	Consent of Independent Registered Public Accounting Firm.

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

101
The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations and Comprehensive Income (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders’ Equity (Deficit), and (v) the Notes to the Consolidated Financial Statements.

*	Filed herewith.
† Represents a management contract or compensatory plan.

^	Portions of this Exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission.