Form 10-Q
period 2015-03-31
DUN & BRADSTREET CORP/NW
filed 2015-05-06
CIK 1115222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
Form 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding at March 31, 2015
Common Stock,	36,035,174
par value $0.01 per share

THE DUN & BRADSTREET CORPORATION

PART I. UNAUDITED FINANCIAL INFORMATION

Item 1.	Financial Statements
The Dun & Bradstreet Corporation Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
	2015	2014
	(Amounts in millions, except per share data)
Revenue	$376.2	$381.9
Operating Expenses	134.6	128.3
Selling and Administrative Expenses	155.7	150.5
Depreciation and Amortization	14.9	15.9
Restructuring Charge	4.8	4.9
Operating Costs	310.0	299.6
Operating Income	66.2	82.3
Interest Income	0.4	0.4
Interest Expense	(11.4)	(10.6)
Other Income (Expense) - Net	1.4	(23.3)
Non-Operating Income (Expense) - Net	(9.6)	(33.5)
Income Before Provision for Income Taxes and Equity in Net Income of Affiliates	56.6	48.8
Less: Provision for Income Taxes (Benefit)	15.4	(36.7)
Equity in Net Income of Affiliates	0.7	0.5
Net Income	41.9	86.0
Less: Net (Income) Loss Attributable to the Noncontrolling Interest	(0.9)	(0.7)
Net Income Attributable to Dun & Bradstreet	$41.0	$85.3
Basic Earnings Per Share of Common Stock Attributable to Dun & Bradstreet Common Shareholders	$1.14	$2.28
Diluted Earnings Per Share of Common Stock Attributable to Dun & Bradstreet Common Shareholders	$1.13	$2.26
Weighted Average Number of Shares Outstanding-Basic	36.0	37.4
Weighted Average Number of Shares Outstanding-Diluted	36.4	37.7
Cash Dividend Paid Per Common Share	$0.46	$0.44
Other Comprehensive Income, Net of Tax
Net Income	$41.9	$86.0
Foreign Currency Translation Adjustments, no Tax Impact	(43.7)	(3.4)
Defined Benefit Pension Plans:
Prior Service Costs, Net of Tax Income (Expense) (1)	(0.1)	(0.2)
Net Actuarial Gain (Loss), Net of Tax Income (Expense) (2)	6.6	5.6
Comprehensive Income, Net of Tax	4.7	88.0
Less: Comprehensive (Income) Loss Attributable to the Noncontrolling Interest	(0.7)	(0.8)
Comprehensive Income Attributable to Dun & Bradstreet	$4.0	$87.2

(1)	No tax impact during the three months ended March 31, 2015. Tax Income (Expense) of $0.1 million during the three months ended March 31, 2014.

(2)	Tax Income (Expense) of $(3.7) million and $(3.0) million during the three months ended March 31, 2015 and 2014, respectively.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation Consolidated Balance Sheets (Unaudited)

	March 31, 2015	December 31, 2014
	(Amounts in millions, except per share data)
ASSETS
Current Assets
Cash and Cash Equivalents	$355.2	$319.4
Accounts Receivable, Net of Allowance of $20.6 at March 31, 2015 and $21.0 at December 31, 2014	458.2	527.1
Other Receivables	8.5	5.9
Prepaid Taxes	6.7	7.5
Deferred Income Tax	21.1	22.6
Other Prepaids	31.9	37.2
Assets Held for Sale	8.5	8.5
Other Current Assets	5.7	7.7
Total Current Assets	895.8	935.9
Non-Current Assets
Property, Plant and Equipment, Net of Accumulated Depreciation of $83.4 at March 31, 2015 and $82.7 at December 31, 2014	27.2	27.4
Computer Software, Net of Accumulated Amortization of $355.1 at March 31, 2015 and $350.7 at December 31, 2014	104.5	103.7
Goodwill	639.8	575.2
Deferred Income Tax	212.4	219.0
Other Receivables	10.5	12.6
Other Intangibles	92.5	61.6
Other Non-Current Assets	45.0	50.8
Total Non-Current Assets	1,131.9	1,050.3
Total Assets	$2,027.7	$1,986.2
LIABILITIES
Current Liabilities
Accounts Payable	$56.9	$31.4
Accrued Payroll	63.8	105.6
Accrued Income Tax	22.2	21.7
Short-Term Debt	300.8	301.1
Other Accrued and Current Liabilities (Note 6)	118.0	114.2
Deferred Revenue	610.8	584.9
Total Current Liabilities	1,172.5	1,158.9
Pension and Postretirement Benefits	576.2	588.2
Long-Term Debt	1,402.7	1,352.2
Liabilities for Unrecognized Tax Benefits	27.4	30.7
Other Non-Current Liabilities	50.2	50.8
Total Liabilities	3,229.0	3,180.8
Contingencies (Note 7)
EQUITY
DUN & BRADSTREET SHAREHOLDERS’ EQUITY (DEFICIT)
Series A Junior Participating Preferred Stock, $0.01 par value per share, authorized - 0.5 shares; outstanding - none	—	—
Preferred Stock, $0.01 par value per share, authorized - 9.5 shares; outstanding - none	—	—
Series Common Stock, $0.01 par value per share, authorized - 10.0 shares; outstanding - none	—	—
Common Stock, $0.01 par value per share, authorized - 200.0 shares; issued - 81.9 shares	0.8	0.8
Capital Surplus	279.0	279.3
Retained Earnings	2,855.3	2,831.1
Treasury Stock, at cost, 45.9 shares at March 31, 2015 and 46.0 shares at December 31, 2014	(3,386.6)	(3,392.4)
Accumulated Other Comprehensive Income (Loss)	(959.1)	(922.1)
Total Dun & Bradstreet Shareholders’ Equity (Deficit)	(1,210.6)	(1,203.3)
Noncontrolling Interest	9.3	8.7
Total Equity (Deficit)	(1,201.3)	(1,194.6)
Total Liabilities and Shareholders’ Equity (Deficit)	$2,027.7	$1,986.2

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2015	2014
	(Amounts in millions)
Cash Flows from Operating Activities:
Net Income	$41.9	$86.0
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	14.9	15.9
Amortization of Unrecognized Pension Loss	10.2	8.3
Income Tax Benefit from Stock-Based Awards	4.3	3.0
Excess Tax Benefit on Stock-Based Awards	(2.0)	(1.1)
Equity-Based Compensation	2.3	2.0
Restructuring Charge	4.8	4.9
Restructuring Payments	(2.8)	(5.9)
Changes in Deferred Income Taxes, Net	(2.6)	(62.0)
Changes in Accrued Income Taxes, Net	0.2	5.7
Changes in Current Assets and Liabilities:
Decrease (Increase) in Accounts Receivable	65.8	68.2
Decrease (Increase) in Other Current Assets	8.3	2.0
Increase (Decrease) in Deferred Revenue	28.9	26.6
Increase (Decrease) in Accounts Payable	26.4	9.1
(Decrease) Increase in Accrued Liabilities	(44.6)	(25.4)
Increase (Decrease) in Other Accrued and Current Liabilities	9.1	9.1
Changes in Non-Current Assets and Liabilities:
Decrease (Increase) in Other Long-Term Assets	4.8	27.9
Net (Decrease) Increase in Long-Term Liabilities	(12.2)	(14.8)
Net, Other Non-Cash Adjustments	1.1	1.0
Net Cash Provided by Operating Activities	158.8	160.5
Cash Flows from Investing Activities:
Payments for Acquisitions of Businesses, Net of Cash Acquired	(124.2)	—
Cash Settlements of Foreign Currency Contracts	(9.1)	(4.7)
Capital Expenditures	(2.1)	(2.3)
Additions to Computer Software and Other Intangibles	(11.9)	(9.7)
Net, Other	(0.1)	—
Net Cash Used in Investing Activities	(147.4)	(16.7)
Cash Flows from Financing Activities:
Payments for Purchases of Treasury Shares	—	(98.0)
Net Proceeds from Stock-Based Awards	0.8	1.5
Payments of Dividends	(16.6)	(16.3)
Proceeds from Borrowings on Credit Facilities	462.1	116.4
Payments of Borrowings on Credit Facilities	(411.6)	(118.4)
Excess Tax Benefit on Stock-Based Awards	2.0	1.1
Capital Lease and Other Long-Term Financing Obligation Payment	(0.1)	—
Net, Other	(0.1)	—
Net Cash Provided by (Used in) Financing Activities	36.5	(113.7)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(12.1)	2.3
Increase (Decrease) in Cash and Cash Equivalents	35.8	32.4
Cash and Cash Equivalents, Beginning of Period	319.4	235.9
Cash and Cash Equivalents, End of Period	$355.2	$268.3
Supplemental Disclosure of Cash Flow Information:
Cash Paid for:
Income Taxes, Net of Refunds	$13.6	$16.6
Interest	$1.9	$1.3

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation Consolidated Statements of Shareholders’ Equity (Deficit) (Unaudited)

			For the Three Months Ended March 31, 2015 and 2014
					(Amounts in millions)
	Common Stock ($0.01 Par Value)	Capital Surplus	Retained Earnings	Treasury Stock	Cumulative Translation Adjustment	Pension Liability Adjustment	Derivative Financial Instrument	Total Dun & Bradstreet Shareholders’ Equity (Deficit)	Noncontrolling Interest	Total Equity (Deficit)
Balance, December 31, 2013	$0.8	$270.0	$2,600.9	$(3,181.3)	$(186.7)	$(552.2)	$0.1	$(1,048.4)	$6.1	$(1,042.3)
Net Income	—	—	85.3	—	—	—	—	85.3	0.7	86.0
Equity-Based Plans	—	(0.4)	—	7.2	—	—	—	6.8	—	6.8
Treasury Shares Acquired	—	—	—	(98.0)	—	—	—	(98.0)	—	(98.0)
Pension Adjustments, net of tax of $2.9	—	—	—	—	—	5.4	—	5.4	—	5.4
Dividend Declared	—	—	(16.4)	—	—	—	—	(16.4)	—	(16.4)
Change in Cumulative Translation Adjustment	—	—	—	—	(3.4)	—	—	(3.4)	—	(3.4)
Balance, March 31, 2014	$0.8	$269.6	$2,669.8	$(3,272.1)	$(190.1)	$(546.8)	$0.1	$(1,068.7)	$6.8	$(1,061.9)

Balance, December 31, 2014	$0.8	$279.3	$2,831.1	$(3,392.4)	$(233.4)	$(688.7)	$—	$(1,203.3)	$8.7	$(1,194.6)
Net Income	—	—	41.0	—	—	—	—	41.0	0.9	41.9
Payment to Noncontrolling Interest	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Equity-Based Plans	—	(0.3)	—	5.8	—	—	—	5.5	—	5.5
Pension Adjustments, net of tax of $3.7	—	—	—	—	—	6.5	—	6.5	—	6.5
Dividend Declared	—	—	(16.8)	—	—	—	—	(16.8)	—	(16.8)
Change in Cumulative Translation Adjustment	—	—	—	—	(43.5)	—	—	(43.5)	(0.2)	(43.7)
Balance, March 31, 2015	$0.8	$279.0	$2,855.3	$(3,386.6)	$(276.9)	$(682.2)	$—	$(1,210.6)	$9.3	$(1,201.3)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE DUN & BRADSTREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular dollar amounts in millions, except share and per share data)

Note 1 --	Basis of Presentation
These interim unaudited consolidated financial statements have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q. They should be read in conjunction with the consolidated financial statements and related notes, which appear in The Dun & Bradstreet Corporation’s (“Dun & Bradstreet” or “we” or “us” or “our” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2014. The unaudited consolidated results for interim periods do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements and are not necessarily indicative of results for the full year or any subsequent period. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the unaudited consolidated financial position, results of operations and cash flows at the dates and for the periods presented have been included.
All inter-company transactions have been eliminated in consolidation.
On January 1, 2015, to further align with our strategy, we began reporting our business through two segments:

•	Americas (which consists of our operations in the United States (“U.S.”), Canada and Latin America); and

•	Non-Americas (which primarily consists of our operations in the United Kingdom (“U.K.”), the Netherlands, Belgium, Australia, Greater China, India and our Worldwide Network).
Prior to January 1, 2015, we managed and reported our business through the following three segments:

•	North America (which consisted of our operations in the U.S. and Canada);

•	Asia Pacific (which primarily consisted of our operations in Australia, Greater China, India and Asia Pacific Worldwide Network); and

•	Europe and other International Markets (which primarily consisted of our operations in the U.K., the Netherlands, Belgium, Latin America and our European Worldwide Network).
In addition to the changes in our segment reporting that became effective January 1, 2015 that further align our external reporting with our strategy, we also began reporting and monitoring the performance of our Risk Management Solutions as Trade Credit and Other Enterprise Risk Management, and the results of our Sales & Marketing Solutions as Traditional Prospecting Solutions and Advanced Marketing Solutions. Trade Credit represents our traditional commercial credit products such as DNBi. Other Enterprise Risk Management includes all of our remaining Risk Management products, such as our compliance, supply chain and D&B Direct risk solutions. Traditional Prospecting Solutions includes our Hoovers, Market Data Retrieval (“MDR”) and marketing list solutions. Advanced Marketing Solutions includes all of our remaining Sales & Marketing Solutions products including Optimizer and DaaS (Customer Relationship Management (“CRM”) and D&B Direct sales and marketing solutions).
The financial statements of the subsidiaries outside of the U.S. and Canada reflect results for the three months ended February 28 in order to facilitate the timely reporting of the unaudited consolidated financial results and unaudited consolidated financial position.
Where appropriate, we have reclassified certain prior year amounts to conform to the current year presentation.

Note 2 --	Recent Accounting Pronouncements
We consider the applicability and impact of all Accounting Standards Updates (“ASU’s”). The ASU's not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position and/or results of operations.
In April 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-05 “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This standard provides guidance to assist an entity in evaluating the accounting for fees paid by a customer in a cloud computing arrangement. Specifically, the amendments in this update provide guidance to customers related to whether a cloud computing arrangement includes a software license. If the cloud computing arrangement includes a software license, the guidance requires that the customer account for the software license element of the arrangement in a manner consistent with the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

acquisition of other software licenses. Where the arrangement does not include a software license, the guidance requires the customer to account for the arrangement as a service contract. The amendments in this update apply only to internal-use software that a customer obtains access to in a hosting arrangement if certain criteria are met. The new standard supersedes certain guidance in Accounting Standards Codification (“ASC”) 350-40 “Internal-Use Software” which will require the accounting for all software licenses within the scope of such guidance to be consistent with the accounting for other licenses of intangible assets. The standard is effective for fiscal years and the interim periods within those fiscal years beginning on or after December 15, 2015. The guidance may be applied: (i) prospectively to all arrangements entered into or materially modified after the effective date, or (ii) retrospectively. The standard requires additional disclosures under each method of adoption. Early adoption is permitted. We are currently assessing the impact of the adoption of this authoritative guidance on our consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03 “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The new standard requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability in a manner consistent with the treatment for debt discounts. The amendments in this update do not affect the recognition and measurement guidance for debt issuance costs. In addition, the ASU requires that the amortization of debt issuance costs be reported as interest expense. The standard is effective for fiscal years and the interim periods within those fiscal years beginning on or after December 15, 2015. The guidance should be applied retrospectively to all prior periods presented in the financial statements, subject to the disclosure requirements for a change in an accounting principle. Early adoption is permitted for financial statements that have not been previously issued. We do not expect that the adoption of this authoritative guidance will have a material impact on our consolidated financial statements.
In January 2015, the FASB issued ASU 2015-01 “Income Statement Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” This standard eliminates such concept from existing GAAP. Under the new guidance an entity is no longer required to: (i) segregate an extraordinary item from the results of ordinary operations; (ii) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; or (iii) disclose income taxes and earnings-per share data applicable to an extraordinary item. The new standard retains the existing requirement to separately present on a pre-tax basis within income from continuing operations items that are of an unusual nature or occur infrequently. Additionally, the new standard requires similar separate presentation of items that are both unusual and infrequent in nature. The standard is effective for fiscal years and the interim periods within those fiscal years beginning on or after December 15, 2015. The guidance may be applied prospectively or retrospectively to all prior periods presented in the financial statements, with additional disclosures for entities electing prospective application. Early application is permitted as of the beginning of the fiscal year of adoption. We do not expect that the adoption of this authoritative guidance will have a material impact on our consolidated financial statements.
In November 2014, the FASB issued ASU 2014-17 “Business Combinations (Topic 805): Pushdown Accounting (a Consensus of the FASB Emerging Issues Task Force).” This standard provides an acquired business the option to apply pushdown accounting in its separate financial statements upon a change-in-control event. Concurrently, the SEC eliminated its guidance under SAB Topic 5.J. “New Basis of Accounting Required in Certain Circumstances” which had required or precluded pushdown accounting based on the percentage of ownership. The standard became effective upon issuance for new change-in-control events or to the most recent change-in-control event. An acquiree may elect to apply pushdown accounting retrospectively, as a change in accounting principle, for its most recent change-in-control event for which it did not previously apply pushdown accounting. The new standard requires the acquiree to provide certain disclosures upon election of pushdown accounting consistent with those required under the guidance for business combinations. The adoption of this authoritative guidance did not have a material impact on our consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes and replaces nearly all existing GAAP revenue recognition guidance, including industry-specific guidance. The authoritative guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The five steps are: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations; and (v) recognize revenue when or as each performance obligation is satisfied. The authoritative guidance applies to all contracts with customers except those that are within the scope of other topics in the FASB Accounting Standards Codification. The authoritative guidance requires significantly expanded disclosures about revenue recognition and was initially effective for fiscal years and the interim periods within these fiscal years beginning on or after December 15, 2016. In April 2015, the FASB proposed to defer for one year the effective date of this standard. The proposed deferral would result in this standard being effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017. In addition, the proposal permits entities to early adopt the standard,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

however no earlier than the original effective date. Companies have the option of using either a full retrospective or a modified approach to adopting the authoritative guidance. We are currently assessing the impact of the adoption of this authoritative guidance on our consolidated financial statements.
In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which changes the requirements for reporting discontinued operations by limiting it to disposals representing a strategic shift that has or will have a major effect on the entity’s operations and financial results. An entity is now required to: (i) present the assets and liabilities of a disposal group that includes a discontinued operation separately in the statement of financial position; and (ii) expand disclosures about the discontinued operations. The authoritative guidance was effective for fiscal years and the interim periods within those fiscal years beginning on or after December 15, 2014 and should be applied on a prospective basis. The adoption of this authoritative guidance did not have a material impact on our consolidated financial statements.
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
Three Months Ended March 31, 2015 vs. Three Months Ended March 31, 2014
During the three months ended March 31, 2015, we recorded a $4.8 million restructuring charge. The significant components of this charge included:

•
Severance and termination costs of $4.7 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 85 employees were impacted. Of these 85 employees, approximately 60 employees exited the Company in the first quarter of 2015, with the remaining primarily exiting in the second quarter of 2015. The cash payments for these employees will be substantially completed by the fourth quarter of 2015; and

•	Contract termination, lease termination obligations and other exit costs including those to consolidate or close facilities of $0.1 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

During the three months ended March 31, 2014, we recorded a $4.9 million restructuring charge. The significant components of this charge included:

•
Severance and termination costs of $4.7 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 55 employees were impacted. Of these 55 employees, approximately 30 employees exited the Company in the first quarter of 2014, with the remaining primarily having exited in the second quarter of 2014. The cash payments for these employees were substantially completed by the fourth quarter of 2014; and

•	Contract termination, lease termination obligations and other exit costs including those to consolidate or close facilities of $0.2 million.

The following tables set forth, in accordance with ASC 712-10 and/or ASC 420-10, the restructuring reserves and utilization:

	Severance and Termination	Contract Termination, Lease Termination Obligations and Other Exit Costs	Total
Restructuring Charges:
Balance Remaining as of December 31, 2014	$8.1	$1.8	$9.9
Charge Taken during First Quarter 2015	4.7	0.1	4.8
Payments during First Quarter 2015	(2.5)	(0.3)	(2.8)
Balance Remaining as of March 31, 2015	$10.3	$1.6	$11.9

	Severance and Termination	Contract Termination, Lease Termination Obligations and Other Exit Costs	Total
Restructuring Charges:
Balance Remaining as of December 31, 2013	$5.8	$4.6	$10.4
Charge Taken during First Quarter 2014	4.7	0.2	4.9
Payments during First Quarter 2014	(2.0)	(3.9)	(5.9)
Balance Remaining as of March 31, 2014	$8.5	$0.9	$9.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

Note 4 --	Notes Payable and Indebtedness
Our borrowings are summarized in the following table:

	March 31, 2015	December 31, 2014
Debt Maturing Within One Year:
Fixed-Rate Note (net of a $0.1 million and $0.2 million discount as of March 31, 2015 and December 31, 2014, respectively)	$299.9	$299.8
Fair Value Adjustment Related to Hedged Debt	$0.9	1.2
Other	—	0.1
Total Debt Maturing Within One Year	$300.8	$301.1
Debt Maturing After One Year:
Long-Term Fixed-Rate Notes (Net of a $2.3 million discount as of March 31, 2015 and December 31, 2014, respectively)	$747.7	$747.7
Credit Facility	655.0	604.5
Total Debt Maturing After One Year	$1,402.7	$1,352.2
Fixed-Rate Notes
In December 2012, we issued senior notes with a face value of $450 million that mature on December 1, 2017 (the "2017 notes”), bearing interest at a fixed annual rate of 3.25%, payable semi-annually. In addition, in December 2012, we issued senior notes with a face value of $300 million that mature on December 1, 2022 (the “2022 notes”), bearing interest at a fixed annual rate of 4.375%, payable semi-annually. The proceeds were used in December 2012 to repay borrowings outstanding under our revolving credit facility and retire our then outstanding $400 million senior notes bearing interest at a fixed annual rate of 6.00%, which had a maturity date of April 1, 2013. The interest rates applicable to the 2017 notes and 2022 notes are subject to adjustment if our debt rating is decreased three levels below the Standard & Poor's and Fitch BBB+ credit ratings that we held on the date of issuance. After a rate adjustment, if our debt ratings are subsequently upgraded, the adjustment(s) would reverse. The maximum adjustment is 2.00% above the initial interest rates and the rates cannot adjust below the initial interest rates. As of March 31, 2015, no such adjustments to the interest rates were required. The 2017 notes and 2022 notes carrying amounts of $450.0 million and $297.8 million, net of less than $0.1 million and $2.2 million of remaining issuance discounts, respectively, are recorded as “Long-Term Debt” in the unaudited consolidated balance sheet at March 31, 2015.
The 2017 notes and 2022 notes were issued at discounts of less than $0.1 million and $2.9 million, respectively. In addition, in connection with the issuance, we incurred underwriting and other fees of approximately $3.4 million and $2.5 million for the 2017 notes and 2022 notes, respectively. These costs are being amortized over the life of the applicable notes. The 2017 notes and 2022 notes contain certain covenants that limit our ability to create liens, enter into sale and leaseback transactions and consolidate, merge or sell assets to another entity. We were in compliance with these non-financial covenants at March 31, 2015 and December 31, 2014. The 2017 notes and 2022 notes do not contain any financial covenants.
In November 2010, we issued senior notes with a face value of $300 million that mature on November 15, 2015 (the "2015 notes”), bearing interest at a fixed annual rate of 2.875%, payable semi-annually. The proceeds were used in December 2010 to repay our then outstanding $300 million senior notes, bearing interest at a fixed annual rate of 5.50%, which had a maturity date of March 15, 2011. The 2015 notes of $299.9 million, net of $0.1 million remaining discount, are recorded as “Short-Term Debt” in the unaudited consolidated balance sheet at March 31, 2015.
The 2015 notes were issued at a discount of $1.1 million, and, in connection with the issuance, we incurred underwriting and other fees of approximately $2.5 million. These costs are being amortized over the life of the 2015 notes. The 2015 notes contain certain covenants that limit our ability to create liens, enter into sale and leaseback transactions and consolidate, merge or sell assets to another entity. We were in compliance with these non-financial covenants at March 31, 2015 and December 31, 2014. The 2015 notes do not contain any financial covenants.
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
Approximately $0.8 million of derivative gains offset by a $0.5 million loss on the fair value adjustment related to the hedged debt were recorded through the date of termination in the results for the three months ended March 31, 2012. The $4.9 million adjustment in the carrying amount of the hedged debt at the date of termination is being amortized as an offset to “Interest Expense” in our consolidated statement of operations and comprehensive income over the remaining term of the 2015 notes. Approximately $0.3 million of amortization was recorded during the three months ended March 31, 2015, resulting in a balance of $0.9 million in the unaudited consolidated balance sheet at March 31, 2015.

Credit Facility

On July 23, 2014, we amended and extended our then-existing $800 million revolving credit facility, increasing the facility amount to $1 billion and extending the maturity to July 23, 2019. The $1 billion revolving credit facility was amended with commercial terms substantially similar to the then-existing $800 million revolving credit facility, with the same financial covenants, and at borrowing rates that reflect the prevailing market for companies of similar credit quality. The revolving credit facilities require the maintenance of interest coverage and total debt to Earnings Before Income Taxes, Depreciation and Amortization (“EBITDA”) ratios, which are defined in the credit agreement. We were in compliance with the $1 billion revolving credit facility financial and non-financial covenants at March 31, 2015 and December 31, 2014.

At March 31, 2015 and December 31, 2014, we had $655.0 million and $604.5 million, respectively, of borrowings outstanding under the $1 billion revolving credit facility with weighted average interest rates of 1.28% and 1.38%, respectively. We borrowed under this facility from time to time during the three months ended March 31, 2015 to supplement the timing of receipts in order to fund our working capital and our purchase of NetProspex for $124.2 million, net of cash assumed on January 5, 2015. We borrowed under this facility from time to time during the year ended December 31, 2014 to supplement the timing of receipts in order to fund our working capital and a portion of our share repurchases. This facility also supports our commercial paper program. Under this program, we may issue from time to time unsecured promissory notes in the commercial paper market in private placements exempt from registration under the Securities Act of 1933, as amended, for a cumulative face amount not to exceed $800 million outstanding at any one time and with maturities not exceeding 364 days from the date of issuance. Outstanding commercial paper would effectively reduce the amount available for borrowing under our revolving credit facility. We did not borrow under our commercial paper program during the three months ended March 31, 2015 or 2014.
Other
At each of March 31, 2015 and December 31, 2014, certain of our international operations had uncommitted lines of credit of $1.8 million. There were no borrowings outstanding under these lines of credit at March 31, 2015 and December 31, 2014, respectively. These arrangements have no material facility fees and no compensating balance requirements.
At March 31, 2015 and December 31, 2014, we were contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties totaling $5.0 million and $4.6 million, respectively.
Interest paid for all outstanding debt totaled $1.9 million and $1.3 million during the three months ended March 31, 2015 and 2014, respectively.

Note 5 --	Earnings Per Share
We assess if any of our share-based payment transactions are deemed participating securities prior to vesting and therefore need to be included in the earnings allocation when computing Earnings Per Share ("EPS") under the two-class method. The two-class method requires earnings to be allocated between common shareholders and holders of participating securities. All outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be a separate class of common stock and should be included in the calculation of basic and diluted EPS. Based on a review of our stock-based awards, we have determined that for the three months ended March 31, 2015 and 2014, respectively, none of our outstanding awards were deemed to be participating securities.

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

	Three Months Ended March 31,
	2015	2014
Net Income Attributable to Dun & Bradstreet	$41.0	$85.3
Less: Allocation to Participating Securities	—	—
Net Income Attributable to Dun & Bradstreet Common Shareholders – Basic and Diluted	$41.0	$85.3
Weighted Average Number of Shares Outstanding – Basic	36.0	37.4
Dilutive Effect of Our Stock Incentive Plans	0.4	0.3
Weighted Average Number of Shares Outstanding – Diluted	36.4	37.7
Basic Earnings Per Share of Common Stock Attributable to Dun & Bradstreet Common Shareholders	$1.14	$2.28
Diluted Earnings Per Share of Common Stock Attributable to Dun & Bradstreet Common Shareholders	$1.13	$2.26
Stock-based awards (including contingently issuable shares) to acquire 45,902 and 17,058 shares of common stock were outstanding at the three months ended March 31, 2015 and 2014, respectively, but were not included in the computation of diluted earnings per share because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being anti-dilutive. Our options generally expire ten years from the grant date and our stock awards vest generally within three to five years from the grant date.
Our share repurchases were as follows:

	For the Three Months Ended March 31,
Program	2015			2014
	Shares		$ Amount	Shares		$ Amount
	(Dollar amounts in millions)
Share Repurchase Programs	—	(a)	$—	813,323	(b)	$85.0
Repurchases to Mitigate the Dilutive Effect of the Shares Issued Under Our Stock Incentive Plans and Employee Stock Purchase Plan (“ESPP”)	—	(a)	—	123,401	(c)	13.0
Total Repurchases	—		$—	936,724		$98.0

(a)
In August 2014, our Board of Directors approved a new $100 million share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and Employee Stock Purchase Program, and to be used for discretionary share repurchases from time to time. Use of the new $100 million share repurchase program for anti-dilutive share repurchases was authorized to commence upon the completion or expiration of our four-year, five million share repurchase program which expired in October 2014. Any use for discretionary share repurchases was authorized to commence upon the completion of our $1 billion discretionary program which was completed in August 2014. The new $100 million share repurchase program will remain open until it has been fully utilized. There is currently no definitive timeline under which the program will be completed. As of March 31, 2015, we have not yet commenced repurchasing under this program.

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

Note 6 -- Other Accrued and Current Liabilities

	March 31, 2015	December 31, 2014
Restructuring Accruals	$11.9	$9.9
Professional Fees (1)	41.8	31.4
Operating Expenses	37.7	39.8
Bond Interest Payable (2)	12.5	3.4
Other Accrued Liabilities (3)	14.1	29.7
	$118.0	$114.2

(1)	The increase in professional fees was primarily related to technology spending as a result of our strategic investments.

(2)	The increase in bond interest payable from December 31, 2014 to March 31, 2015 was primarily attributed to the timing of the semi-annual interest payments.

(3)	The decrease in other accrued liabilities was primarily due to the impact of foreign exchange.
Note 7 -- Contingencies
We are involved in legal proceedings, claims and litigation arising in the ordinary course of business for which we believe that we have adequate reserves, and such reserves are not material to the consolidated financial statements. We record a liability when management believes that it is both probable that a liability has been incurred and we can reasonably estimate the amount of the loss. For such matters where management believes a liability is not probable but is reasonably possible, a liability is not recorded; instead, an estimate of loss or range of loss, if material individually or in the aggregate, is disclosed if reasonably estimable, or a statement will be made that an estimate of loss cannot be made. Once we have disclosed a matter that we believe is or could be material to us, we continue to report on such matter until there is finality of outcome or until we determine that disclosure is no longer warranted. Further, we believe our estimate of the aggregate range of reasonably possible losses, in excess of established reserves, for our legal proceedings was not material at March 31, 2015. In addition, from time-to-time, we may be involved in additional matters, which could become material and for which we may also establish reserve amounts, as discussed below.
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
During the three months ended March 31, 2015, we incurred $0.4 million of legal and other professional fees related to matters in China, as compared to $0.3 million of legal and other professional fees related to matters in China for the three months ended March 31, 2014.
As our investigation and our discussions with both the SEC and DOJ are ongoing, we cannot yet predict the ultimate outcome of the matter or its impact on our business, financial condition or results of operations. Based on our discussions with the SEC and DOJ, including an indication from the SEC in February and March 2015 of its initial estimate of the amount of net benefit potentially earned by the Company as a result of the challenged activities, we continue to believe that it is probable

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

that the Company will incur a loss related to the government's investigation. We will be meeting with the Staff of the SEC to obtain and to further understand the assumptions and methodologies underlying their current estimate of net benefit and will subsequently provide a responsive position. The DOJ also advised the Company in February 2015 that they will be proposing terms of a potential settlement, but we are unable to predict the timing or terms of any such proposal. Accordingly, we are unable at this time to reasonably estimate the amount or range of any loss, although it is possible that the amount of such loss could be material. In accordance with ASC 450, “Contingencies,” or “ASC 450,” no amount in respect of any potential liability in this matter, including for penalties, fines or other sanctions, has been accrued in the consolidated financial statements.
Dun & Bradstreet Credibility Corporation v. Dun & Bradstreet, Inc., and The Dun & Bradstreet Corporation, Index No. 650568/2014 (N.Y. State Supreme Court)
On February 20, 2014, Dun & Bradstreet Credibility Corporation (“DBCC”) filed an action in the Supreme Court of the State of New York for the County of New York against the Company. DBCC was an unaffiliated entity with license rights to use the Company’s brand name and to sell certain of the Company’s products. The complaint alleges that the Company breached the Commercial Services Agreement (“CSA”), entered into by the Company and DBCC on July 30, 2010 in connection with DBCC’s acquisition of the Company’s North American Self Awareness Solution business. The complaint alleges that the Company breached several of the CSA’s terms, and that the Company is trying to terminate the CSA through improper means. The Complaint alleges causes of action for breach of contract; breach of the covenant of good faith and fair dealing, in the alternative; intentional interference with prospective economic advantage; and declaratory judgment. The Complaint seeks damages and declaratory and injunctive relief. The Company was served with the Complaint on February 24, 2014. On March 10, 2014, the court entered an order staying the lawsuit to permit the parties to attempt to resolve the matter in mediation. In April 2015, the Company entered into an agreement with the parent company of DBCC, Credibility Corporation (“Credibility”), to acquire Credibility; coincident with the closing of the transaction, the claims in this matter will be released and a stipulation discontinuing the action with prejudice will be filed.
In accordance with ASC 450 Contingencies, we did not believe that a loss in connection with this matter was probable. Accordingly, no amounts have been accrued for it in our consolidated financial statements.
Dun & Bradstreet Credibility Corporation Class Action Litigations
O&R Construction, LLC v. Dun & Bradstreet Credibility Corporation, et al., No. 2:12 CV 02184 (TSZ) (W.D. Wash.)
On December 13, 2012, plaintiff O&R Construction LLC filed a putative class action in the United States District Court for the Western District of Washington against the Company and DBCC. In April 2015, the Company entered into an agreement with the parent company of DBCC, Credibility, to acquire Credibility. The complaint alleged, among other things, that defendants violated the antitrust laws, used deceptive marketing practices to sell the CreditBuilder credit monitoring products and allegedly misrepresented the nature, need and value of the products. The plaintiff purports to sue on behalf of a putative class of purchasers of CreditBuilder and seeks recovery of damages and equitable relief. On February 18, 2013, the Company filed a motion to dismiss the complaint. On April 5, 2013, plaintiff filed an amended complaint in lieu of responding to the motion. The amended complaint dropped the antitrust claims and retained the deceptive practices allegations. The Company filed a new motion to dismiss the amended complaint on May 3, 2013. On August 23, 2013, the Court heard the motion and granted it. Specifically, the Court dismissed a contract claim with prejudice, and dismissed all the remaining claims without prejudice. On September 23, 2013, plaintiff filed a Second Amended Complaint (“SAC”). The SAC alleges claims for negligence, defamation and unfair business practices under Washington state law against the Company for alleged inaccuracies in small business credit reports. The SAC also alleges liability against the Company under a joint venture or agency theory for practices relating to CreditBuilder. The Company filed a motion to dismiss the SAC. On January 9, 2014, the Court heard argument on the Company’s motion and dismissed with prejudice the claims based on a joint venture or agency liability theory brought against the Company. The Court denied the motion with respect to the negligence, defamation and unfair practices claims. On January 23, 2014, the Company answered the SAC. At a court conference on December 17, 2014, plaintiff informed the Court that it would not be seeking to certify a nationwide class, but instead limit the class to CreditBuilder purchasers in Washington. In accordance with ASC 450, we do not have sufficient information upon which to determine that a loss in connection with this matter is probable, reasonably possible or estimable, and thus no reserve has been established nor has a range of loss been disclosed.
Die-Mension Corporation v. Dun & Bradstreet Credibility Corporation et al., No. 2:14-cv-00855 (TSZ) (W.D. Wash.) (filed as No. 1:14-cv-392 (N.D. Oh.))

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

On February 20, 2014, plaintiff Die-Mension Corporation (“Die-Mension”) filed a putative class action in the United States District Court for the Northern District of Ohio against the Company and DBCC, purporting to sue on behalf of a putative class of all purchasers of a CreditBuilder product in the United States or in such state(s) as the Court may certify. The complaint alleged that DBCC used deceptive marketing practices to sell the CreditBuilder credit monitoring products. As against the Company, the complaint alleged a violation of Ohio’s Deceptive Trade Practices Act, defamation, and negligence. The complaint alleged deceptive trade practices, negligent misrepresentation and concealment against DBCC. On March 4, 2014, in response to a direction from the Ohio court, Die-Mension withdrew its original complaint and filed an amended complaint. The amended complaint contains the same substantive allegations as the original complaint, but limits the purported class to small businesses in Ohio that purchased the CreditBuilder product. On March 13, 2014, the Company agreed to waive service of the amended complaint. On May 5, 2014, the Company and DBCC filed a Joint Motion to Transfer the litigation to the Western District of Washington. On June 9, 2014, the Ohio court issued an order granting the Defendants’ Joint Motion to Transfer. On June 22, 2014, the case was transferred to the Western District of Washington. Pursuant to an order entered on December 17, 2014 by the Washington court, this case was coordinated for pre-trial discovery purposes with related cases transferred to the Western District of Washington. On January 6, 2015, the Court entered a stipulation and order setting forth the case management schedule. On January 15, 2015, Defendants filed motions to dismiss the amended complaint. In response, Die-Mension filed a second amended complaint on March 13, 2015. On April 3, 2015, Defendants filed motions to dismiss the second amended complaint. Discovery in the case is ongoing and the Company is continuing to investigate the allegations. In accordance with ASC 450, we therefore do not have sufficient information upon which to determine that a loss in connection with this matter is probable, reasonably possible or estimable, and thus no reserve has been established nor has a range of loss been disclosed.
Vinotemp International Corporation and CPrint®, Inc. v. Dun & Bradstreet Credibility Corporation, et al., No. 2:14-cv-01021 (TSZ) (W.D. Wash.) (filed as No. 8:14-cv-00451 (C.D. Cal.))

On March 24, 2014, plaintiffs Vinotemp International Corporation (“Vinotemp”) and CPrint®, Inc. (“CPrint”) filed a putative class action in the United States District Court for the Central District of California against the Company and DBCC. Vinotemp and CPrint purport to sue on behalf of all purchasers of DBCC’s CreditBuilder product in the state of California. The complaint alleges that DBCC used deceptive marketing practices to sell the CreditBuilder credit monitoring products, in violation of §17200 and §17500 of the California Business and Professions Code. The complaint also alleges negligent misrepresentation and concealment against DBCC. As against the Company, the complaint alleges that the Company entered false and inaccurate information on credit reports in violation of § 17200 of the California Business and Professions Code, and also alleges negligence and defamation claims. On March 31, 2014, the Company agreed to waive service of the complaint. On June 13, 2014, the Company and DBCC filed a Joint Unopposed Motion to Transfer the litigation to the Western District of Washington. On July 2, 2014, the California court granted the Defendants’ Joint Motion to Transfer, and on July 8, 2014, the case was transferred to the Western District of Washington. Pursuant to an order entered on December 17, 2014 by the Washington court, this case was coordinated for pre-trial discovery purposes with related cases transferred to the Western District of Washington. On January 6, 2015, the Court entered a stipulation and order setting forth the case management schedule. On January 15, 2015, Defendants filed motions to dismiss the complaint. In response, Vinotemp filed an amended complaint on March 13, 2015. On April 3, 2015, Defendants filed motions to dismiss the amended complaint. Discovery in the case is ongoing, and the Company is continuing to investigate the allegations. In accordance with ASC 450, we therefore do not have sufficient information upon which to determine that a loss in connection with this matter is probable, reasonably possible or estimable, and thus no reserve has been established nor has a range of loss been disclosed.
Flow Sciences Inc. v. Dun & Bradstreet Credibility Corporation, et al., No. 2:14-cv-01404 (TSZ) (W.D. Wash.) (filed as No. 7:14-cv-128 (E.D.N.C.))

On June 13, 2014, plaintiff Flow Sciences Inc. (“Flow Sciences”) filed a putative class action in the United States District Court for the Eastern District of North Carolina against the Company and DBCC. Flow Sciences purports to sue on behalf of all purchasers of DBCC’s CreditBuilder product in the state of North Carolina. The complaint alleges that the Company and DBCC engaged in deceptive practices in connection with DBCC’s sale of the CreditBuilder credit monitoring products, in violation of North Carolina’s Unfair Trade Practices Act, N.C. Gen. Stat. § 75-1.1 et seq. In addition, as against the Company, the complaint alleges negligence and defamation claims. The complaint also alleges negligent misrepresentation and concealment against DBCC. On June 26, 2014, the Company agreed to waive service of the complaint. On August 4, 2014, the Company and DBCC filed a Joint Unopposed Motion to Transfer the litigation to the Western District of Washington. On September 8, 2014, the North Carolina court granted the motion to transfer, and on September 9, 2014, the case was transferred to the Western District of Washington. Pursuant to an order entered on December 17, 2014 by the Washington court, this case was coordinated for pre-trial discovery purposes with related cases transferred to the Western

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

District of Washington. On January 6, 2015, the Court entered a stipulation and order setting forth the case management schedule. On January 15, 2015, Defendants filed motions to dismiss the complaint. In response, Flow Sciences filed an amended complaint on March 13, 2015. On April 3, 2015, Defendants filed motions to dismiss the amended complaint. Discovery in the case is ongoing, and the Company is continuing to investigate the allegations. In accordance with ASC 450 Contingencies, we therefore do not have sufficient information upon which to determine that a loss in connection with this matter is probable, reasonably possible or estimable, and thus no reserve has been established nor has a range of loss been disclosed.
Altaflo, LLC v. Dun & Bradstreet Credibility Corporation, et al., No. 2:14-cv-01288 (TSZ) (W.D. Wash.) (filed as No. 2:14-cv-03961 (D.N.J.))

On June 20, 2014, plaintiff Altaflo, LLC (“Altaflo”) filed a putative class action in the United States District Court for the District of New Jersey against the Company and DBCC. Altaflo purports to sue on behalf of all purchasers of DBCC’s CreditBuilder product in the state of New Jersey. The complaint alleges that the Company and DBCC engaged in deceptive practices in connection with DBCC’s sale of the CreditBuilder credit monitoring products, in violation of the New Jersey Consumer Fraud Act, N.J. Stat. § 56:8-1 et seq. In addition, as against the Company, the complaint alleges negligence and defamation claims. The complaint also alleges negligent misrepresentation and concealment against DBCC. On June 26, 2014, the Company agreed to waive service of the complaint. On July 29, 2014, the Company and DBCC filed a Joint Unopposed Motion to Transfer the litigation to the Western District of Washington. On July 31, 2014, the New Jersey court granted the Defendants’ Joint Motion to Transfer, and the case was transferred to the Western District of Washington on August 20, 2014. Pursuant to an order entered on December 17, 2014 by the Washington court, this case was coordinated for pre-trial discovery purposes with related cases transferred to the Western District of Washington. On January 6, 2015, the Court entered a stipulation and order setting forth the case management schedule. On January 15, 2015, Defendants filed motions to dismiss the complaint. In response, Altaflo filed an amended complaint on March 13, 2015. On April 3, 2015, Defendants filed motions to dismiss the amended complaint. Discovery in the case is ongoing, and the Company is continuing to investigate the allegations. In accordance with ASC 450 Contingencies, we therefore do not have sufficient information upon which to determine that a loss in connection with this matter is probable, reasonably possible or estimable, and thus no reserve has been established nor has a range of loss been disclosed.
Sentry Insurance, a Mutual Company v. The Dun & Bradstreet Corporation and Dun & Bradstreet, Inc., No. 2:15-cv-01952 (SRC) (D.N.J.)
On March 17, 2015, Sentry Insurance filed a Declaratory Judgment Action in the United States District Court for the District of New Jersey against The Dun & Bradstreet Corporation and Dun & Bradstreet, Inc. (collectively, the “Company”). The Complaint seeks a judicial declaration that Sentry, which issued a General Commercial Liability insurance policy (the “CGL Policy”), to the Company, does not have a duty under the CGL Policy to provide the Company with a defense or indemnification in connection with five putative class action complaints (the “Class Actions”) filed against the Company and DBCC. Against the Company, the Class Actions complaints allege negligence, defamation and violations of state laws prohibiting unfair and deceptive practices in connection with DBCC's marketing and sale of credit monitoring products. Sentry’s Complaint alleges that the Company is not entitled to a defense or indemnification for any losses it sustains in the Class Actions because the underlying claims in the Class Actions fall within various exceptions in the CGL policy, including exclusions for claims: (i) that arise from D&B’s provision of “professional services”; (ii) that are based on intentional or fraudulent acts; and (iii) that are based on conduct that took place prior to the beginning of the CGL Policy periods. On March 26, 2015, Sentry filed and served an Amended Complaint which added several exhibits but did not otherwise materially differ from the original Complaint. The Company filed an Answer to the Amended Complaint on April 16, 2015 and also asserted counterclaims. In addition, the parties have held informal discussions regarding a possible resolution to the dispute. The Company is in the initial stages of investigating the allegations. In accordance with ASC 450 Contingencies, we therefore do not have sufficient information upon which to determine that a loss in connection with this matter is probable, reasonably possible or estimable, and thus no reserve has been established nor has a range of loss been disclosed.
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

Note 8 -- Income Taxes
For the three months ended March 31, 2015, our effective tax rate was 27.3% as compared to (75.0)% for the three months ended March 31, 2014. The effective tax rate for the three months ended March 31, 2015, was positively impacted by the release of reserves for uncertain tax positions in a non-U.S. jurisdiction due to the expiration of statutes of limitation and the settlement of an audit in a U.S. jurisdiction. The effective tax rate for the three months ended March 31, 2014 was positively impacted by the release of reserves of $58.7 million, net of cash paid, for uncertain tax positions due to the effective settlement of audits for the 2007 - 2009 tax years. For the period ended March 31, 2015, there are no known changes in our effective tax rate that either have had or that we expect may reasonably have a material impact on our operations or future performance.
The total amount of gross unrecognized tax benefits as of March 31, 2015 was $26.2 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $24.3 million, net of related additional tax benefits. During the three months ended March 31, 2015, we decreased our unrecognized tax benefits by approximately $3.0 million, net of increases. The decrease is primarily due to the expiration of applicable statutes of limitation in a non-U.S. jurisdiction and settlements with taxing authorities within one of our state jurisdictions. We anticipate that it is reasonably possible that total unrecognized tax benefits will decrease by approximately $20 million within the next twelve months as a result of the expiration of applicable statutes of limitation.
We or one of our subsidiaries file income tax returns in the U.S. federal, and various state, local and foreign jurisdictions. In the U.S. federal jurisdiction, we are no longer subject to examination by the Internal Revenue Service (“IRS") for years prior to 2011. In state and local jurisdictions, with a few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2010. In foreign jurisdictions, with a few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2009.
We recognize accrued interest expense related to unrecognized tax benefits in income tax expense. The total amount of interest expense recognized for the three months ended March 31, 2015 was $0.1 million, net of tax benefits, as compared to $0.3 million, net of tax benefits, for the three months ended March 31, 2014. The total amount of accrued interest as of March 31, 2015 was $3.1 million, net of tax benefits, as compared to $4.3 million, net of tax benefits, as of March 31, 2014.
Note 9 -- Pension and Postretirement Benefits
The following table sets forth the components of the net periodic cost (income) associated with our pension plans and our postretirement benefit obligations:

	Pension Plans		Postretirement Benefit Obligations
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2015	2014	2015	2014
Components of Net Periodic Cost (Income):
Service Cost	$1.0	$1.1	$0.2	$0.2
Interest Cost	18.4	19.7	0.1	0.2
Expected Return on Plan Assets	(25.7)	(25.2)	—	—
Amortization of Prior Service Cost (Credit)	0.1	0.1	(0.2)	(0.4)
Recognized Actuarial Loss (Gain)	10.7	8.9	(0.4)	(0.3)
Net Periodic Cost (Income)	$4.5	$4.6	$(0.3)	$(0.3)
We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 that we expected to contribute approximately $22.4 million to our U.S. Non-Qualified plans and non-U.S. pension plans and that we expected to contribute approximately $2.7 million to our postretirement benefit plan for the year ended December 31, 2015. As of March 31, 2015, we have made contributions to our U.S. Non-Qualified and non-U.S. pension plans of $5.0 million and $0.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

million to our postretirement benefit plan, net of a subsidy received of $2.0 million under the previous retiree medical program covered by a group-based company sponsored Medicare Part D program, or EGWP. Effective January 1, 2015, we provide our eligible retirees and dependents age 65 or older access to coverage in the individual Medicare market. We also provide an annual contribution towards retirees' premiums and other out-of-pocket expenses.
Note 10 -- Segment Information

The operating segments reported below are our segments for which separate financial information is available and upon which operating results are evaluated by management on a timely basis to assess performance and to allocate resources.
On January 1, 2015, to further align with our strategy, we began reporting our business through two segments:

•	Americas (which consists of our operations in the U.S., Canada and Latin America); and

•	Non-Americas (which primarily consists of our operations in the U.K., the Netherlands, Belgium, Australia, Greater China, India and our Worldwide Network).
Prior to January 1, 2015, we managed and reported our business through the following three segments:

•	North America (which consisted of our operations in the U.S. and Canada);

•	Asia Pacific (which primarily consisted of our operations in Australia, Greater China, India and Asia Pacific Worldwide Network); and

•	Europe and other International Markets (which primarily consisted of our operations in the U.K., the Netherlands, Belgium, Latin America and our European Worldwide Network).
We have conformed prior period amounts to reflect the new segment structure.
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

	For the Three Months Ended March 31,
	2015	2014
Revenue:
Americas	$280.9	$281.9
Non-Americas	95.3	99.9
Consolidated Core	376.2	381.8
Divested and Other Businesses	—	0.1
Consolidated Total	$376.2	$381.9
Operating Income (Loss):
Americas	$67.9	$79.7
Non-Americas	23.0	21.2
Total Segments	90.9	100.9
Corporate and Other (1)	(24.7)	(18.6)
Consolidated Total	66.2	82.3
Non-Operating Income (Expense), Net (2)	(9.6)	(33.5)
Income Before Provision for Income Taxes and Equity in Net Income of Affiliates	$56.6	$48.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

(1)	The following table summarizes “Corporate and Other:”

	For the Three Months Ended March 31,
	2015	2014
Corporate Costs	$(16.2)	$(13.4)
Restructuring Expense	(4.8)	(4.9)
Acquisition-Related Costs (a)	(3.3)	—
Legal and Other Professional Fees and Shut-Down Costs Related to Matters in China	(0.4)	(0.3)
Total Corporate and Other	$(24.7)	$(18.6)

(a) The acquisition-related costs (i.e., banker's fees) for the three months ended March 31, 2015 were primarily related to the acquisition of NetProspex. See Note 13 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

(2)	The following table summarizes “Non-Operating Income (Expense):”

	For the Three Months Ended March 31,
	2015	2014
Interest Income	$0.4	$0.4
Interest Expense	(11.4)	(10.6)
Other Income (Expense) - Net (a)	1.4	(23.3)
Non-Operating Income (Expense) - Net	$(9.6)	$(33.5)

(a) The increase in Other Income (Expense) - Net was primarily due to the reduction of a contractual receipt during the three months ended March 31, 2014 under a tax allocation agreement between Moody’s Corporation and Dun & Bradstreet as it relates to the effective settlement of audits for the 2007 - 2009 tax years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

Supplemental Geographic and Customer Solution Set Information:

	For the Three Months Ended March 31,
	2015	2014
Customer Solution Set Revenue:
Americas:
Risk Management Solutions	$160.4	$166.0
Sales & Marketing Solutions	120.5	115.9
Americas Core Revenue	280.9	281.9
Divested and Other Businesses	—	—
Total Americas Revenue	280.9	281.9

Non-Americas:
Risk Management Solutions	79.3	83.5
Sales & Marketing Solutions	16.0	16.4
Non-Americas Core Revenue	95.3	99.9
Divested and Other Businesses (3)	—	0.1
Total Non-Americas Revenue	95.3	100.0

Consolidated Total:
Risk Management Solutions	239.7	249.5
Sales & Marketing Solutions	136.5	132.3
Core Revenue	376.2	381.8
Divested and Other Businesses (3)	—	0.1
Consolidated Total Revenue	$376.2	$381.9

(3)
During the first quarter of 2014, we ceased the operations of our Ireland Small Corporate Registry Business in our Non-Americas segment. This business contributed less than 1% to our Non-Americas total revenue for the three months ended March 31, 2014. This business has been classified as “Divested and Other Businesses.”

The following table represents Divested and Other Businesses revenue by solution set:

	For the Three Months Ended March 31,
	2015	2014
Divested and Other Businesses:
Risk Management Solutions	$—	$0.1
Sales & Marketing Solutions	—	—
Total Divested and Other Businesses Revenue	$—	$0.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

	At March 31, 2015	At December 31, 2014
Assets:
Americas (4)	$920.1	$831.9
Non-Americas (5)	816.5	833.8
Total Segments	1,736.6	1,665.7
Corporate and Other (6)	291.1	320.5
Consolidated Total	$2,027.7	$1,986.2
Goodwill:
Americas	$360.1	$275.1
Non-Americas	279.7	300.1
Consolidated Total (7)	$639.8	$575.2

(4)
The increase in assets in the Americas segment to $920.1 million at March 31, 2015 from $831.9 million at December 31, 2014 was primarily due to the acquisition of NetProspex (See Note 13 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q), and an increase in cash primarily as a result of operational performance in the segment, partially offset by a decrease in accounts receivable compared to the fourth quarter of 2014 resulting from the cyclical sales pattern of our Americas business and the negative impact of foreign currency translation.

(5)
The decrease in assets in the Non-Americas segment to $816.5 million at March 31, 2015 from $833.8 million at December 31, 2014 was primarily due to the negative impact of foreign currency translation, partially offset by an increase in cash as a result of operational performance in the segment.

(6)	The decrease in assets in Corporate and Other to $291.1 million at March 31, 2015 from $320.5 million at December 31, 2014 was primarily due to a decrease in cash mainly as a function of timing.

(7)
The increase in total goodwill to $639.8 million at March 31, 2015 from $575.2 million at December 31, 2014 was primarily attributable to the goodwill associated with the acquisition of NetProspex, partially offset by the negative impact of foreign currency translation. See Note 13 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

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
By their nature, all such instruments involve risk, including the credit risk of non-performance by counterparties. However, at March 31, 2015 and December 31, 2014, there was no significant risk of loss in the event of non-performance of the counterparties to these financial instruments. We control our exposure to credit risk through monitoring procedures.
Our trade receivables do not represent a significant concentration of credit risk at March 31, 2015 and December 31, 2014, because we sell to a large number of customers in different geographical locations and industries.
Interest Rate Risk Management
Our objective in managing our exposure to interest rates is to limit the impact of interest rate changes on our earnings, cash flows and financial position, and to lower our overall borrowing costs. To achieve these objectives, we maintain a policy that floating-rate debt be managed within a minimum and maximum range of our total debt exposure. To manage our exposure and limit volatility, we may use fixed-rate debt, floating-rate debt and/or interest rate swaps. We recognize all derivative

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

instruments as either assets or liabilities at fair value in the statement of financial position. As of March 31, 2015, we did not have any interest rate derivatives outstanding.
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
Approximately $0.8 million of derivative gains partially offset by a $0.5 million loss on the fair value adjustment related to the hedged debt were recorded through the date of termination in the results for the three months ended March 31, 2012. The $4.9 million adjustment in the carrying amount of the hedged debt at the date of termination is being amortized as an offset to “Interest Expense” in our consolidated statement of operations and comprehensive income over the remaining term of the 2015 notes. Approximately $0.3 million of amortization was recorded during the three months ended March 31, 2015, resulting in a balance of $0.9 million in the unaudited consolidated balance sheet at March 31, 2015.
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
As of March 31, 2015 and 2014, the notional amounts of our foreign exchange contracts were $285.3 million and $295.9 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

Fair Values of Derivative Instruments in the Consolidated Balance Sheet

	Asset Derivatives				Liability Derivatives
	March 31, 2015		December 31, 2014		March 31, 2015		December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other Current Assets	$0.8	Other Current Assets	$0.4	Other Accrued & Current Liabilities	$1.5	Other Accrued & Current Liabilities	$0.1
Total derivatives not designated as hedging instruments		$0.8		$0.4		$1.5		$0.1
Total Derivatives		$0.8		$0.4		$1.5		$0.1
Our foreign exchange forward contracts are not designated as hedging instruments under authoritative guidance.
The Effect of Derivative Instruments on the Consolidated Statement of Operations and Comprehensive Income

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		For the Three Months Ended March 31,
		2015	2014
Foreign exchange forward contracts	Non-Operating Income (Expenses) – Net	$(9.0)	$(4.9)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value. Level inputs, as defined by authoritative guidance, are as follows:

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
The following table summarizes fair value measurements by level at March 31, 2015 for assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Balance at March 31, 2015
Assets:
Cash Equivalents (1)	$122.8	$—	$—	$122.8
Other Current Assets:
Foreign Exchange Forwards (2)	$—	$0.8	$—	$0.8
Liabilities:
Other Accrued and Current Liabilities:
Foreign Exchange Forwards (2)	$—	$1.5	$—	$1.5

(1)	Cash equivalents represent fair value as it consists of highly liquid investments with an original maturity of three months or less.

(2)	Primarily represents foreign currency forward contracts. Fair value is determined utilizing a market approach and considers a factor for nonperformance in the valuation.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

At March 31, 2015 and December 31, 2014, the fair value of cash and cash equivalents, accounts receivable, other receivables and accounts payable approximated carrying value due to the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on valuation models using discounted cash flow methodologies with market data inputs from globally recognized data providers and third-party quotes from major financial institutions (categorized as Level II in the fair value hierarchy), are as follows:

	Balance at
	March 31, 2015		December 31, 2014
	Carrying Amount (Asset) Liability	Fair Value (Asset) Liability	Carrying Amount (Asset) Liability	Fair Value (Asset) Liability
Short-term and Long-term Debt	$1,047.6	$1,092.1	$1,047.5	$1,082.1
Credit Facilities	$655.0	$668.8	$604.5	$625.4
Items Measured at Fair Value on a Nonrecurring Basis
In addition to assets and liabilities that are recorded at fair value on a recurring basis, we are required to record assets and liabilities at fair value on a nonrecurring basis as required by GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges.
During the three months ended March 31, 2015 and 2014, we did not measure any assets or liabilities at fair value on nonrecurring basis.

Note 12 --	Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) ("AOCI") as of March 31, 2015 and 2014:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, December 31, 2013	$(186.7)	$(552.2)	$0.1	$(738.8)
Other Comprehensive Income (Loss) Before Reclassifications	(3.4)	—	—	(3.4)
Amounts Reclassified From Accumulated Other Comprehensive Income (Loss), net of tax	—	5.4	—	5.4
Balance, March 31, 2014	$(190.1)	$(546.8)	$0.1	$(736.8)

Balance, December 31, 2014	$(233.4)	$(688.7)	$—	$(922.1)
Other Comprehensive Income (Loss) Before Reclassifications	(43.5)	—	—	(43.5)
Amounts Reclassified From Accumulated Other Comprehensive Income (Loss), net of tax	—	6.5	—	6.5
Balance, March 31, 2015	$(276.9)	$(682.2)	$—	$(959.1)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

The following table summarizes the reclassifications out of AOCI as of March 31, 2015 and 2014:

Details About Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income is Presented	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
		Three Months Ended March 31,
		2015	2014
Defined Benefit Pension Plans:
Amortization of Prior Service Costs	Selling and Administrative Expenses	$(0.1)	$(0.2)
	Operating Expenses	—	(0.1)
Amortization of Actuarial Gain/Loss	Selling and Administrative Expenses	6.8	6.3
	Operating Expenses	3.5	2.3
Total Before Tax		10.2	8.3
Tax (Expense) or Benefit		(3.7)	(2.9)
Total After Tax		$6.5	$5.4

Total Reclassifications for the Period, Net of Tax		$6.5	$5.4
Note 13 -- Acquisition
NetProspex
On January 5, 2015, we acquired a 100% equity interest in NetProspex. NetProspex is a leader in business-to-business professional contact data and data management based out of Massachusetts. The acquisition combines NetProspex’s comprehensive professional contact database with our global data and analytics. This will further enable our customers to better understand their ideal customers, identify and prioritize opportunities, and grow their business. The results of NetProspex have been included in our unaudited consolidated financial statements since the date of acquisition.
The acquisition was accounted for in accordance with ASC 805 “Business Combination.” The acquisition was valued at $124.5 million, net of cash assumed. Transaction costs of $2.2 million were included in operating expenses in the unaudited consolidated statement of operations and comprehensive income. The acquisition was accounted for as a purchase transaction, and accordingly, the assets and liabilities of the acquired entity were recorded at their estimated fair values at the date of the acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

The table below reflects the initial purchase price related to the acquisition and the resulting purchase price allocation:

	Amortization Life (years)	Acquisition
Current Assets		$10.8
Intangible Assets:
Data Supply Agreement	5.5	1.1
Customer Relationships	5.5	6.5
Database	2.0	3.2
Technology	6.5	18.8
Database Screening Tool	9.0	9.5
Goodwill	Indefinite	87.0
Other		1.0
Total Assets Acquired		$137.9

Total Liabilities Assumed		9.5

Total Purchase Price		$128.4
Less:
Cash Assumed		(4.2)
Acceleration of Vesting for NetProspex Options		0.3

Net Cash Consideration		$124.5
On the acquisition date NetProspex’s outstanding options were accelerated for vesting. In accordance with ASC 805, the amounts paid for the acceleration of the vesting for the options that are without existing change in control clauses are treated as post-acquisition expense. As a result, $0.3 million was included in “Operating Costs” in our Americas segment for the three months ended March 31, 2015.
The technology intangible asset represents NetProspex’s data service platform and method to deliver customer services and solutions. The fair value of this intangible asset was determined by applying the income approach, specifically a relief-from-royalty method.
The database screening tool intangible asset is a key component in NetProspex’s data management process. It facilitates efficient identification and classification of data during collection as well as customer engagement. The fair value of this intangible asset was determined by applying the income approach through a discounted cash flow analysis.
The fair value of the customer relationships and data supply agreement intangible assets were determined by applying the income approach through a discounted cash flow analysis.
The fair value of the database intangible asset was determined by applying the replacement cost approach.
The goodwill was assigned to our North America reporting unit, which is part of the Americas reportable segment. The primary item that generated the goodwill is the value of NetProspex's technology and its process to deliver customer services as well as its database. The intangible assets, with useful lives from 2 to 9 years, are being amortized over a weighted-average useful life of 6.5 years. The intangibles have been recorded as “Trademarks, Patents and Other” within Other Intangibles in our consolidated balance sheet since the date of acquisition. The impact that the acquisition would have had on our results had the acquisition occurred at the beginning of 2015 was not material, and as such, pro forma financial results have not been presented.
Tax Treatment of Goodwill
The goodwill acquired is not deductible for tax purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

Note 14 -- Contractual Obligations
As a result of a modification to our business process outsourcing agreement with Convergys Customer Management Group ("CCMG") effective January 1, 2015, we have updated the following table as of March 31, 2015:

Contractual Obligations	2015	2016	2017	2018	2019	Thereafter	Total
Obligations to Outsourcers	$134.0	$75.8	$31.1	$21.3	$18.4	$56.2	$336.8

Convergys Customer Management Group
In December 2010, we entered into a six-year business process outsourcing agreement effective January 1, 2011, with Convergys Customer Management Group (“CCMG”) in order to enhance our customer contact center solution. CCMG has transitioned contact center services previously outsourced principally to International Business Machines (“IBM”) as well as certain other smaller providers.
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
Effective January 1, 2015, we modified the original agreement to extend the services from December 31, 2016 through December 31, 2022.
In December 2011, we signed a five-year telephone agreement to support our small business customers’ telesales team. Effective January 1, 2015, this agreement was modified, extending the terms from December 31, 2016 through December 31, 2022.
After the first three years of service by CCMG, we have the right to terminate for convenience any or all of the services provided under the agreements upon one hundred eighty days prior written notice. The agreement provides for typical adjustments due to changes in volume, inflation and incremental project work. We incurred costs of approximately $21 million, $21 million, and $20 million for the years ended December 31, 2014, 2013, and 2012, respectively. Total payments to CCMG over the remaining terms of the above contracts will aggregate to approximately $147 million.
Note 15 -- Subsequent Events
Dividend Declaration
In May 2015, the Board of Directors approved the declaration of a dividend of $0.4625 per share of common stock for the second quarter of 2015. This cash dividend will be payable on June 12, 2015 to shareholders of record at the close of business on May 28, 2015.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Overview
The Dun & Bradstreet Corporation (“Dun & Bradstreet” or “we” or “us” or “our” or the “Company”) grows the most valuable relationships in business. By uncovering truth and meaning from data, we connect customers with the prospects, suppliers, clients and partners that matter most, and have since 1841. Nearly ninety percent of the Fortune 500, and companies of every size around the world, rely on our data, insights and analytics.
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
We also isolate the effects of changes in foreign exchange rates on our revenue growth because we believe it is useful for investors to be able to compare revenue from one period to another, both after and before the effects of foreign exchange. The change in our operating performance attributable to foreign currency rates is determined by converting both our prior and current periods by a constant rate. As a result, we monitor our core revenue growth both after and before the effects of foreign exchange.
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

Effective January 1, 2015, in addition to reporting GAAP results, the Company evaluates performance and report on a total company basis and on a business segment level basis its results (such as revenue, operating income, operating income growth, operating margin, net income, tax rate and diluted earnings per share) on an “As Adjusted” basis. The term “As Adjusted” results refers to the following: the elimination of the effect on revenue due to purchase accounting fair value adjustments to deferred revenue; restructuring charges; other non-core gains and charges (such as gains and losses on sales of businesses, impairment charges and tax settlements); acquisition and divestiture-related fees (such as costs for bankers, legal fees, diligence costs and retention payments); and acquisition-related intangible amortization expense. A recurring component of our "As Adjusted" basis is our restructuring charges, which we believe do not reflect our underlying business performance. Such charges are variable from period to period based upon actions identified and taken during each period. Management reviews operating results on an “As Adjusted” basis on a monthly basis and establishes internal budgets and forecasts based upon such measures. Management further establishes annual and long-term compensation such as salaries, target cash bonuses and target equity compensation amounts based on performance on an “As Adjusted” basis and a significant percentage weight is placed upon performance on an “As Adjusted” basis in determining whether performance objectives have been achieved. Management believes that by reflecting these adjustments to our GAAP financial measures, business leaders are provided incentives to recommend and execute actions rather than being influenced by the potential impact one of these items can have in a particular period on their compensation. The Company adjusts for these items because they do not reflect the Company's underlying business performance and they may have a disproportionate positive or negative impact on the results of its ongoing business operations. We believe that the use of our non-GAAP financial measures provides useful supplemental information to our investors.
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
We report and monitor the performance of our Risk Management Solutions as Trade Credit and Other Enterprise Risk Management, and the results of our Sales & Marketing Solutions as Traditional Prospecting Solutions and Advanced Marketing Solutions. Trade Credit represents our traditional commercial credit products such as DNBi and all other products that help customers assess payment risk. Other Enterprise Risk Management includes all of our remaining Risk Management products, such as our compliance, supply chain and D&B Direct risk solutions. Traditional Prospecting Solutions includes our Hoovers, our educational marketing business Market Data Retrieval (“MDR”) and marketing list solutions. Advanced Marketing Solutions includes all of our remaining Sales & Marketing Solutions products including Optimizer, NetProspex and Data-as-a-Service (“DaaS”) (Customer Relationship Management (“CRM”) and D&B Direct sales and marketing solutions).
We evaluate our business based on the following supplemental revenue metrics: (1) for Trade Credit we will further evaluate it by “DNBi®” and “Other Trade Credit” and (2) for total revenue we will further evaluate it by “Direct” and “Alliance & Partners”. We define “DNBi” as our interactive, online application that offers customers a subscription based real time access to our most complete and up-to-date global information, comprehensive monitoring and portfolio. We define “Other Trade Credit”as products and services used to manage credit risk and to support our customers’ internal credit risk decisioning processes. We define “Direct” as when we hold the relationship with the end customer. We define “Alliance & Partners” as where we do not maintain the end relationship with the customer of our content (e.g. Alliances, Worldwide Network Partners, Third Party or Broker type relationships). Management believes these measures provide further insight into our revenue performance.
The adjustments discussed herein to our results as determined under generally accepted accounting principles in the United States of America (“GAAP”) are among the primary indicators management uses as a basis for our planning and forecasting of future periods, to allocate resources, to evaluate business performance and, as noted above, for compensation purposes. However, these financial measures (e.g., results on an "As Adjusted" basis and free cash flow) are not prepared in accordance with GAAP, and should not be considered in isolation or as a substitute for total revenue, operating income, operating income growth, operating margin, net income, tax rate, diluted earnings per share, or net cash provided by operating activities, investing activities and financing activities prepared in accordance with GAAP. In addition, it should be noted that because not all companies calculate these financial measures similarly, or at all, the presentation of these financial measures is not likely to be comparable to measures of other companies.
See “Results of Operations” below for a discussion of our results reported on a GAAP basis.
Overview
Effective as of January 1, 2015, we changed our segment reporting structure in order to reflect the way management now makes operating decisions and manages the growth and profitability of the business. This change corresponds with management’s current approach of allocating costs and resources and assessing the performance of our segments. We report our segment information in accordance with the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 280, “Segment Reporting.”
As a result, our new segment structure consists of the following two segments:

•	Americas (which consists of our operations in the United States (“U.S.”), Canada and Latin America); and

•	Non-Americas (which primarily consists of our operations in the United Kingdom (“U.K.”), the Netherlands, Belgium, Australia, Greater China, India and our Worldwide Network).
Prior to January 1, 2015, we managed and reported our business through the following three segments:

•	North America (which consisted of our operations in the U.S. and Canada);

•	Asia Pacific (which primarily consisted of our operations in Australia, Greater China, India and Asia Pacific Worldwide Network); and

•	Europe and other International Markets (which primarily consisted of our operations in the U.K., the Netherlands, Belgium, Latin America and our European Worldwide Network).
The financial statements of our subsidiaries outside of the U.S. and Canada reflect results for the three months ended February 28 in order to facilitate the timely reporting of the unaudited consolidated financial results and unaudited consolidated financial position.

The following table presents the contribution by segment to total revenue and core revenue:

	For the Three Months Ended March 31,
	2015	2014
Total Revenue:
Americas	75%	74%
Non-Americas	25%	26%
Core Revenue:
Americas	75%	74%
Non-Americas	25%	26%
The following table presents contributions by customer solution set to total revenue and core revenue:

	For the Three Months Ended March 31,
	2015	2014
Total Revenue by Customer Solution Set (1):
Risk Management Solutions	64%	65%
Sales & Marketing Solutions	36%	35%
Core Revenue by Customer Solution Set:
Risk Management Solutions	64%	65%
Sales & Marketing Solutions	36%	35%

(1)
Our Divested and Other Businesses contributed less than 1% to our total consolidated revenue for the three months ended March 31, 2014. See Note 10 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further detail.

Our customer solution sets are discussed in greater detail in “Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2014.
Critical Accounting Policies and Estimates
In preparing the unaudited consolidated financial statements and accounting for the underlying transactions and balances reflected therein, we have applied the critical accounting policies described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2014.
Recently Issued Accounting Standards
See Note 2 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for disclosure of the impact that recent accounting pronouncements may have on the unaudited consolidated financial statements.
Results of Operations
The following discussion and analysis of our financial condition and results of operations are based upon the unaudited consolidated financial statements and should be read in conjunction with the unaudited consolidated financial statements and related notes set forth in Item 1. of this Quarterly Report on Form 10-Q and the audited financial statements and related notes set forth in Item 8. of our Annual Report on Form 10-K for the year ended December 31, 2014, all of which have been prepared in accordance with GAAP.

Consolidated Revenue
The following table presents our core and total revenue by segment:

	For the Three Months Ended March 31,
	2015	2014
	(Amounts in millions)
Revenue:
Americas	$280.9	$281.9
Non-Americas	95.3	99.9
Core Revenue	376.2	381.8
Divested and Other Businesses	—	0.1
Total Revenue	$376.2	$381.9
The following table presents our core and total revenue by customer solution set:

	For the Three Months Ended March 31,
	2015	2014
	(Amounts in millions)
Revenue:
Risk Management Solutions	$239.7	$249.5
Sales & Marketing Solutions	136.5	132.3
Core Revenue	376.2	381.8
Divested and Other Businesses	—	0.1
Total Revenue	$376.2	$381.9
Three Months Ended March 31, 2015 vs. Three Months Ended March 31, 2014
Total revenue decreased $5.7 million, or 1% (1% increase before the effect of foreign exchange), for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The decrease in total revenue was driven by a decrease in Non-Americas total revenue of $4.7 million, or 5% (3% increase before the effect of foreign exchange), and a decrease in Americas total revenue of $1.0 million, or less than 1% (both before and after the effect of foreign exchange).
During the three months ended March 31, 2015, we acquired a 100% equity interest in NetProspex. In accordance with ASC 805, “Business Combinations,” deferred revenue at the acquisition date was recorded at fair value based on the estimated cost to provide the related services plus a reasonable profit margin on such costs. The impact of the deferred revenue fair value adjustment was $0.6 million for the three months ended March 31, 2015. See Note 13 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further details.
Non-Americas total revenue was impacted by the ceasing of operations of our Ireland Small Corporate Registry Business, during the first quarter of 2014, which was reclassified as Divested and Other Businesses.
Core revenue, which reflects total revenue less revenue from Divested and Other Businesses, decreased $5.6 million, or 1% (1% increase before the effect of foreign exchange), for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. The decrease was primarily due to:

•	The negative impact of foreign exchange;

•
Loss of a certain customer account and decreased commitment spend within our third-party alliances primarily due to competition and a shift in customer needs, which lowers our revenue from these alliances; and

•	Decreased revenue of our subscription plans primarily due to a decline in sales in prior quarters;

partially offset by:

•	Growth in our DaaS CRM alliances; and

•	Increased revenue associated with our acquisition of NetProspex, which was completed during the first quarter of 2015.
Customer Solution Sets
On a customer solution set basis, core revenue reflects:

•
A $9.8 million, or 4% decrease (1% decrease before the effect of foreign exchange), in Risk Management Solutions. The decrease was driven by a decrease in revenue in Americas of $5.6 million, or 3% (both before and after the effect of foreign exchange), and a decrease in revenue in Non-Americas of $4.2 million, or 5% (3% increase before the effect of foreign exchange); and

•
A $4.2 million, or 3% increase (4% increase before the effect of foreign exchange), in Sales & Marketing Solutions. The increase was driven by an increase in revenue in Americas of $4.6 million, or 4% (both before and after the effect of foreign exchange), partially offset by a decrease in Non-Americas of $0.4 million, or 3% (4% increase before the effect of foreign exchange).

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
During the three months ended March 31, 2015, we incurred $0.4 million of legal and other professional fees related to matters in China, as compared to $0.3 million of legal and other professional fees related to matters in China for the three months ended March 31, 2014.
As our investigation and our discussions with both the SEC and DOJ are ongoing, we cannot yet predict the ultimate outcome of the matter or its impact on our business, financial condition or results of operations. Based on our discussions with the SEC and DOJ, including an indication from the SEC in February and March 2015 of its initial estimate of the amount of net benefit potentially earned by the Company as a result of the challenged activities, we continue to believe that it is probable that the Company will incur a loss related to the government's investigation. We will be meeting with the Staff of the SEC to obtain and to further understand the assumptions and methodologies underlying their current estimate of net benefit and will subsequently provide a responsive position. The DOJ also advised the Company in February 2015 that they will be proposing terms of a potential settlement, but we are unable to predict the timing or terms of any such proposal. Accordingly, we are unable at this time to reasonably estimate the amount or range of any loss, although it is possible that the amount of such loss could be material. In accordance with ASC 450, “Contingencies,” or “ASC 450,” no amount in respect of any potential liability in this matter, including for penalties, fines or other sanctions, has been accrued in the consolidated financial statements.

Consolidated Operating Costs
The following table presents our consolidated operating costs and operating income for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31,
	2015	2014
	(Amounts in millions)
Operating Expenses	$134.6	$128.3
Selling and Administrative Expenses	155.7	150.5
Depreciation and Amortization	14.9	15.9
Restructuring Charge	4.8	4.9
Operating Costs	$310.0	$299.6
Operating Income	$66.2	$82.3
Operating Expenses
Operating expenses increased $6.3 million, or 5%, for the three months ended March 31, 2015, compared to the three months ended March 31, 2014. The increase was primarily due to the following:

•	Increased costs in data and technology as a result of our strategic investments;

partially offset by:

•	The positive impact of foreign exchange.
Selling and Administrative Expenses
Selling and administrative expenses increased $5.2 million, or 4%, for the three months ended March 31, 2015, compared to the three months ended March 31, 2014. The increase was primarily due to:

•	Increased costs associated with our acquisition of NetProspex during the first quarter of 2015; and

•	Increased costs associated with our brand modernization effort;

partially offset by:

•	The positive impact of foreign exchange.
Matters Impacting Both Operating Expenses and Selling and Administrative Expenses
Pension, Postretirement and 401(k) Plan
We had net pension cost of $4.5 million and $4.6 million for the three months ended March 31, 2015 and 2014, respectively. The pension cost in 2015 was favorably impacted by a lower discount rate at December 31, 2014 for our U.S. plans and a higher expected return on plan assets in 2015. The lower discount rate resulted in lower interest cost and the higher expected return on plan assets in 2015 was due to a higher market-related value of plan assets at January 1, 2015. These decreases in net pension cost were essentially offset by a higher actuarial loss amortization in 2015 as a result of the adoption of new mortality tables and a lower discount rate at December 31, 2014. The discount rate applied to our U.S. plans at January 1, 2015 is 3.60%, an 84 basis points decrease from the 4.44% discount rate used for 2014.
We had postretirement benefit income of $0.3 million for each of the three months ended March 31, 2015 and 2014. Postretirement benefit income in 2015 was favorably impacted by the amortization of the prior service credit established in the third quarter of 2014. In July 2014, we amended our post-65 retiree health plan to eliminate our group-based retiree medical and prescription plans effective December 31, 2014. Effective January 1, 2015, we provide eligible retirees and dependents age 65 or older access to coverage in the individual Medicare market. We also provide an annual contribution towards retirees’ premiums and other out-of-pocket expenses. As a result of this change, we reduced our accumulated postretirement obligation by $4.9 million in the third quarter of 2014, which is being amortized over approximately three years. The amortization of the prior service credit noted above was offset by the impact associated with the prior service credit established on July 1, 2010 which was fully amortized in the fourth quarter of 2014.
We had expense associated with our 401(k) Plan of $3.7 million and $2.7 million for the three months ended March 31, 2015 and 2014, respectively. Higher expense in 2015 was primarily due to higher company matching contributions associated with higher compensation in the first quarter of 2015 as compared to the first quarter of 2014.
Stock-Based Compensation
We recognized total stock-based compensation expense of $2.3 million and $2.0 million for the three months ended March 31, 2015 and 2014, respectively.
Expense associated with our stock option programs was $0.1 million and $0.3 million for the three months ended March 31, 2015 and 2014, respectively. The decrease was primarily due to changes in 2013 to our executive compensation program where the annual grants of stock options were replaced by grants of performance-based restricted stock units.
Expense associated with restricted stock unit and restricted stock unit opportunity awards was $2.0 million and $1.5 million for the three months ended March 31, 2015 and 2014, respectively. The increase was primarily due to our increased use of performance-based restricted stock units, as well as higher grant date fair values related to the 2015 performance-based restricted stock unit awards, partially offset by the impact of higher than anticipated forfeitures.
Expense associated with our Employee Stock Purchase Plan (“ESPP”) was $0.2 million for each of the three months ended March 31, 2015 and 2014.
We expect total equity-based compensation of approximately $18 million for 2015. We consider these costs to be part of our compensation costs and, therefore, they are included in operating expenses and in selling and administrative expenses, based upon the classifications of the underlying compensation.
Depreciation and Amortization
Depreciation and amortization decreased $1.0 million, or 7%, for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. This decrease was primarily due to the completion of the depreciable lives of certain assets.
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

Three Months Ended March 31, 2015 vs. Three Months Ended March 31, 2014
During the three months ended March 31, 2015, we recorded a $4.8 million restructuring charge. The significant components of this charge included:

•
Severance and termination costs of $4.7 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 85 employees were impacted. Of these 85 employees, approximately 60 employees exited the Company in the first quarter of 2015, with the remaining primarily exiting in the second quarter of 2015. The cash payments for these employees will be substantially completed by the fourth quarter of 2015; and

•	Contract termination, lease termination obligations and other exit costs including those to consolidate or close facilities of $0.1 million.

During the three months ended March 31, 2014, we recorded a $4.9 million restructuring charge. The significant components of this charge included:

•
Severance and termination costs of $4.7 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 55 employees were impacted. Of these 55 employees, approximately 30 employees exited the Company in the first quarter of 2014, with the remaining primarily having exited in the second quarter of 2014. The cash payments for these employees were substantially completed by the fourth quarter of 2014; and

•	Contract termination, lease termination obligations and other exit costs including those to consolidate or close facilities of $0.2 million.

Interest Income (Expense) — Net
The following table presents our “Interest Income (Expense) – Net” for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31,
	2015	2014
	(Amounts in millions)
Interest Income	$0.4	$0.4
Interest Expense	(11.4)	(10.6)
Interest Income (Expense) – Net	$(11.0)	$(10.2)
Interest income was flat for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014.
Interest expense increased $0.8 million, or 7%, for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014. The increase in interest expense is primarily attributable to higher amounts of average debt outstanding.

Other Income (Expense) — Net
The following table presents our “Other Income (Expense) — Net” for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31,
	2015	2014
	(Amounts in millions)
Effect of Legacy Tax Matters (a)	$—	$(21.6)
Miscellaneous Other Income (Expense) – Net (b)	1.4	(1.7)
Other Income (Expense) – Net	$1.4	$(23.3)

(a)
During the three months ended March 31, 2014, we recognized the reduction of a contractual receipt under a tax allocation agreement between Moody's Corporation and Dun & Bradstreet as it relates to the effective settlement of audits for the 2007 - 2009 tax years.

(b)
Miscellaneous Other Income (Expense) – Net increased during the three months ended March 31, 2015 as compared to the three months ended March 31, 2014 primarily due to an increase in dividend income from our minority-interest investments.

Provision for Income Taxes
For the three months ended March 31, 2015, our effective tax rate was 27.3% as compared to (75.0)% for the three months ended March 31, 2014. The effective tax rate for the three months ended March 31, 2015, was positively impacted by the release of reserves for uncertain tax positions in a non-U.S. jurisdiction due to the expiration of statutes of limitation and the settlement of an audit in a U.S. jurisdiction. The effective tax rate for the three months ended March 31, 2014 was positively impacted by the release of reserves of $58.7 million, net of cash paid, for uncertain tax positions due to the effective settlement of audits for the 2007 - 2009 tax years. For the period ended March 31, 2015, there are no known changes in our effective tax rate that either have had or that we expect may reasonably have a material impact on our operations or future performance.
Earnings per Share
We assess if any of our share-based payment transactions are deemed participating securities prior to vesting and therefore need to be included in the earnings allocation when computing Earnings Per Share ("EPS") under the two-class method. The two-class method requires earnings to be allocated between common shareholders and holders of participating securities. All outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be a separate class of common stock and should be included in the calculation of basic and diluted EPS. Based on a review of our stock-based awards, we have determined that for the three months ended March 31, 2015 and 2014, respectively, none of our outstanding awards were deemed to be participating securities.

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
The following table sets forth our EPS for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31,
	2015	2014
Basic Earnings Per Share of Common Stock Attributable to Dun & Bradstreet Common Shareholders	$1.14	$2.28
Diluted Earnings Per Share of Common Stock Attributable to Dun & Bradstreet Common Shareholders	$1.13	$2.26
For the three months ended March 31, 2015, basic and diluted EPS attributable to Dun & Bradstreet common shareholders decreased 50%, compared with the three months ended March 31, 2014, due to a decrease of 52% in Net Income Attributable to Dun & Bradstreet common shareholders, partially offset by a 4% reduction in the weighted average number of basic and diluted shares outstanding resulting from our total share repurchases.

Segment Results
On January 1, 2015, to further align with our strategy, we began reporting our business through two segments:

•	Americas (which consists of our operations in the U.S., Canada and Latin America); and

•	Non-Americas (which primarily consists of our operations in the U.K., the Netherlands, Belgium, Australia, Greater China, India and our Worldwide Network).
The segments reported below, Americas and Non-Americas, are our segments for which separate financial information is available, and upon which operating results are evaluated on a timely basis to assess performance and to allocate resources.
Americas
Americas is our largest segment, representing 75% of our total and core revenue for the three months ended March 31, 2015 and 74% of our total and core revenue for the three months ended March 31, 2014.
The following table presents our Americas revenue by customer solution set and Americas operating income for the three months ended March 31, 2015 and 2014:

	For the Three Months Ended March 31,
	2015	2014
	(Amounts in millions)
Revenue:
Risk Management Solutions	$160.4	$166.0
Sales & Marketing Solutions	120.5	115.9
Americas Total and Core Revenue	$280.9	$281.9
Operating Income	$67.9	$79.7
Three Months Ended March 31, 2015 vs. Three Months Ended March 31, 2014
Americas Overview
Americas total and core revenue decreased $1.0 million, or less than 1% (both before and after the effect of foreign exchange), for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014. During the three months ended March 31, 2015, we acquired a 100% equity interest in NetProspex. In accordance with ASC 805, “Business Combinations,” deferred revenue at the acquisition date was recorded at fair value based on the estimated cost to provide the related services plus a reasonable profit margin on such costs. The impact of the deferred revenue fair value adjustment was $0.6 million for the three months ended March 31, 2015. See Note 13 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further details.
Americas Customer Solution Sets
On a customer solution set basis, the $1.0 million decrease in total and core revenue for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, reflects:
Risk Management Solutions
A decrease in Risk Management Solutions of $5.6 million, or 3% (both before and after the effect of foreign exchange) attributable to:

Trade Credit, which accounted for 82% of total Americas Risk Management Solutions, decreased 4% (3% decrease before the effect of foreign exchange) primarily attributable to:

•
The renewal of a large government multi-million dollar contract within Risk Management Solutions with a shorter commitment period of six months compared with a twelve month commitment period last year; and

•
Declining sales performance in prior quarters of DNBi due to the ratable nature of DNBi revenue as well as competition, partially offset by one large customer that converted from another Risk Management Solution product to DNBi in order to take advantage of the advanced functionality that DNBi offers. DNBi was down 1% in the first quarter of 2015 compared to a 4% decline in the prior year quarter. While DNBi retention continued to be in the low to mid 90% range, and the increase in pricing continued to be in the low single digits, we are not generating enough new customers to offset normal attrition.

We continue to expect DNBi to be down for the full year but the rate of decline should improve as compared to last year.
Other Enterprise Risk Management, which accounted for 18% of total Americas Risk Management Solutions, decreased 2% (1% decrease before the effect of foreign exchange), primarily due to the renewal of a large government contract (as discussed in Trade Credit above) with a shorter commitment period of six months compared with a twelve month commitment period last year, partially offset by growth in our Compliance and Supply products.
Sales & Marketing Solutions
An increase in Sales & Marketing Solutions of $4.6 million, or 4% (both before and after the effect of foreign exchange) primarily attributable to:
Traditional Prospecting Solutions, which accounted for 26% of total Americas Sales & Marketing Solutions, decreased 5% (both before and after the effect of foreign exchange). The decrease was primarily due to decreased revenue in Hoover's, primarily due to declining sales performance in prior quarters, driven by reduced customer spend and competitive pressures.
Advanced Marketing Solutions, which accounted for 74% of total Americas Sales & Marketing Solutions, increased 8% (both before and after the effect of foreign exchange). The increase was primarily due to:

•	Growth in our DaaS CRM alliances;

•
Increased revenue associated with our acquisition of NetProspex, which was completed during the three months ended March 31, 2015. The impact of the deferred revenue fair value adjustment was $0.6 million for the three months ended March 31, 2015; and

•	The renewal of a large government contract within Advanced Marketing Solutions with a longer commitment period, which includes increased commitment spend;

partially offset by:

•
Loss of a certain customer account and decreased commitment spend within our third-party alliances primarily due to competition and a shift in customer needs, which lowers our revenue from these alliances.

Americas Operating Income
Americas operating income for the three months ended March 31, 2015 was $67.9 million, compared to $79.7 million for the three months ended March 31, 2014, a decrease of $11.8 million, or 15%. The decrease in operating income was primarily attributable to:

•	Increased costs as a result of the acquisitions of NetProspex during the first quarter of 2015 and Indicee during the second quarter of 2014; and

•	Increased compensation costs as a result of our strategic investments.
Non-Americas
Non-Americas represented 25% and 26% of our total revenue for the three months ended March 31, 2015 and 2014, respectively.
During the first quarter of 2014, we ceased operations of our Ireland Small Corporate Registry Business. This business was classified as "Divested and Other Businesses" and contributed less than 1% to our Non-Americas total revenue for the three months ended March 31, 2014. See Note 10 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further detail.
Non-Americas represented 25% and 26% of our core revenue for the three months ended March 31, 2015 and 2014, respectively.

The following table presents our Non-Americas revenue by customer solution set and Non-Americas operating income for the three months ended March 31, 2015 and 2014.

	For the Three Months Ended March 31,
	2015	2014
	(Amounts in millions)
Revenue:
Risk Management Solutions	$79.3	$83.5
Sales & Marketing Solutions	16.0	16.4
Non-Americas Core Revenue	95.3	99.9
Divested and Other Businesses	—	0.1
Non-Americas Total Revenue	$95.3	$100.0
Operating Income (Loss)	$23.0	$21.2
Three Months Ended March 31, 2015 vs. Three Months Ended March 31, 2014
Non-Americas Overview
Non-Americas total revenue decreased $4.7 million, or 5% (3% increase before the effect of foreign exchange), for the three months ended March 31, 2015 as compared to the three months ended March 31, 2014.
Non-Americas total revenue was impacted by the ceasing of operations of our Ireland Small Corporate Registry Business, during the first quarter of 2014, which was reclassified as Divested and Other Businesses.
Excluding the impact of the Divested and Other Businesses, core revenue decreased $4.6 million, or 5% (3% increase before the effect of foreign exchange) for the three months ended March 31, 2015.
Non-Americas Customer Solution Sets
On a customer solution set basis, the $4.6 million decrease in Non-Americas core revenue for the three months ended March 31, 2015, as compared to the three months ended March 31, 2014, reflects:
Risk Management Solutions
A decrease in Risk Management Solutions of $4.2 million, or 5% (3% increase before the effect of foreign exchange) primarily due to:
Trade Credit, which accounted for 69% of total Non-Americas Risk Management Solutions, decreased 6% (2% increase before the effect of foreign exchange) primarily attributable to:

•	The negative impact of foreign exchange;
partially offset by:

•	Increased transactional usage of various risk products, across most markets, by new and existing customers.

Other Enterprise Risk Management, which accounted for 31% of total Non-Americas Risk Management Solutions, decreased 3% (4% increase before the effect of foreign exchange) primarily attributable to:

•	The negative impact of foreign exchange; and

•
A decrease in project revenue primarily due to a prior year project related to a customer's compliance need reflecting new insurance and banking regulations in our Australia market that did not recur in the current year;

partially offset by:

•	Increased transactional usage of various risk products, across most markets, by new and existing customers; and

•	Increased revenue from a new Compliance offering in our European markets.

Sales & Marketing Solutions
A decrease in Sales & Marketing Solutions of $0.4 million, or 3% (4% increase before the effect of foreign exchange) primarily due to decreased project revenue in our marketing business in certain markets.
Traditional Prospecting Solutions, which accounted for 31% of total Non-Americas Sales & Marketing Solutions, decreased 11% (7% decrease before the effect of foreign exchange) primarily attributed to:

•	Decreased project revenue in our marketing business in certain Asian markets; and

•	The negative impact of foreign exchange.
Advanced Marketing Solutions, which accounted for 69% of total Non-Americas Sales & Marketing Solutions, increased 1% (9% increase before the effect of foreign exchange) primarily attributed to:

•	Increased project revenue in our marketing business in certain markets;
partially offset by:

•	The negative impact of foreign exchange.

Non-Americas Operating Income

Non-Americas operating income for the three months ended March 31, 2015 was $23.0 million, compared to $21.2 million for the three months ended March 31, 2014, an increase of $1.8 million, or 9%. The increase was primarily due to:

•	Decreased data and fulfillment costs;

partially offset by:

•	The negative impact of foreign exchange; and

•	Increased compensation costs (i.e., bonus and commission) in certain markets.
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
We believe that cash provided by operating activities, supplemented as needed with available financing arrangements, is sufficient to meet our short-term needs (12 months or less), including restructuring charges, our capital investments, contractual obligations and contingencies (see Note 7 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q), excluding the legal matters identified in such note for which exposures cannot be estimated or are not probable. We have the ability to access the short-term borrowings market to supplement the seasonality in the timing of receipts in order to fund our working capital needs. Such borrowings would be supported by our $1 billion revolving credit facility, when needed. Our future capital requirements will depend on many factors that are difficult to predict, including the size, timing and structure of any future acquisitions, future capital investments, and the ultimate resolution of issues arising from the investigations regarding potential FCPA violations in our China operations and future results of operations.
At March 31, 2014, we had an $800 million revolving credit facility which was scheduled to expire in October 2016. On July 23, 2014, we amended and extended our then-existing $800 million revolving credit facility, increasing the facility amount to $1 billion and extending the maturity to July 2019.  The $1 billion revolving credit facility was amended with commercial terms substantially similar to the then-existing $800 million revolving credit facility, with the same financial covenants, and at borrowing rates that reflect the prevailing market for companies of similar credit quality. The $1 billion revolving credit facility requires the maintenance of interest coverage and total debt to Earnings Before Income Taxes, Depreciation and Amortization (“EBITDA”) ratios which are defined in the credit agreement. We were in compliance with the $1 billion revolving credit facility financial and non-financial covenants at March 31, 2015 and the then-existing $800 million revolving credit facility financial and non-financial covenants at March 31, 2014. At March 31, 2015, we had $655.0 million in borrowings outstanding under our $1 billion revolving credit facility. At March 31, 2014, we had $464.5 million in borrowings outstanding under our then-existing $800 million revolving credit facility.
As of March 31, 2015, $339.5 million of our $355.2 million cash and cash equivalents on the unaudited consolidated balance sheet was held by our foreign operations. While a portion of the $339.5 million foreign cash and cash equivalents balance is potentially available for remittance to the United States, we generally maintain these balances within our foreign operations since we have sufficient liquidity in the United States to satisfy our ongoing domestic funding requirements. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. taxes and applicable withholding taxes have not already been previously provided, we would be required to accrue and pay additional U.S. and applicable withholding taxes in order to repatriate these funds.
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
Cash Provided by Operating Activities
Net cash provided by operating activities was $158.8 million and $160.5 million for the three months ended March 31, 2015 and 2014, respectively. The $1.7 million decrease was primarily driven by:

•	Continued increased strategic investments (i.e., compensation and data expenses) to drive long-term growth of our business; and

•	Increased acquisition related costs as compared to the prior year;
partially offset by:

•	Lower restructuring and tax payments.
Cash Used in Investing Activities
Net cash used in investing activities was $147.4 million for the three months ended March 31, 2015, as compared to net cash used in investing activities of $16.7 million for the three months ended March 31, 2014. The $130.7 million change primarily reflects the acquisition of NetProspex of $124.2 million during the three months ended March 31, 2015, as compared to not having any acquisitions during the three months ended March 31, 2014. See Note 13 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q.
Cash Provided by (Used in) Financing Activities
Net cash provided by financing activities was $36.5 million for the three months ended March 31, 2015, as compared to cash used in financing activities of $113.7 million for the three months ended March 31, 2014. As set forth below, this $150.2 million change primarily relates to share repurchases and contractual obligations.
Share Repurchases
During the three months ended March 31, 2015, we did not repurchase any shares of common stock. In August 2014, our Board of Directors approved a new $100 million share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and Employee Stock Purchase Program, and to be used for discretionary share repurchases from time to time. Use of the new $100 million share repurchase program for anti-dilutive share repurchases was authorized to commence upon the completion or expiration of our four-year, five million share anti-dilutive share repurchase program which expired in October 2014. Any use for discretionary share repurchases was authorized to commence upon the completion of our $1 billion discretionary share repurchase program which was completed in August 2014. The new $100 million share repurchase program will remain open until it has been fully utilized. There is currently no definitive timeline under which the program will be completed. As of March 31, 2015, we had not yet commenced share repurchases under this program.
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

Contractual Obligations
Credit Facility
At March 31, 2014, we had an $800 million revolving credit facility, which was scheduled to expire in October 2016. On July 23, 2014, we amended and extended our then-existing $800 million revolving credit facility, increasing the facility amount to $1 billion and extending the maturity to July 2019. We had $655.0 million of borrowings outstanding under the $1 billion revolving credit facility at March 31, 2015. We had $464.5 million of borrowings outstanding under the then-existing $800 million revolving credit facility at March 31, 2014. We borrowed under these credit facilities from time to time during the three months ended March 31, 2015 to supplement the timing of receipts in order to fund our working capital needs and during the three months ended March 31, 2014 to supplement the timing of receipts in order to fund our working capital needs and share repurchases. We were in compliance with the $1 billion revolving credit facility financial and non-financial covenants at March 31, 2015 and the then-existing $800 million revolving credit facility financial and non-financial covenants at March 31, 2014.
Future Liquidity—Sources and Uses of Funds
Contractual Cash Obligations
As a result of a modification to our business process outsourcing agreement with Convergys Customer Management Group ("CCMG") effective January 1, 2015, we have updated the following table as of March 31, 2015:

Contractual Obligations	Total	2015	2016	2017	2018	2019	Thereafter	Other
	(Amounts in millions)
Obligations to Outsourcers (1)	336.8	$134.0	$75.8	$31.1	$21.3	$18.4	$56.2	—
(1)    Convergys Customer Management Group
In December 2010, we entered into a six-year business process outsourcing agreement effective January 1, 2011, with CCMG in order to enhance our customer contact center solution. CCMG has transitioned contact center services previously outsourced principally to International Business Machines (“IBM”) as well as certain other smaller providers.
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
Effective January 1, 2015, we modified the original agreement to extend the services from December 31, 2016 through December 31, 2022.
In December 2011, we signed a five-year telephone agreement to support our small business customers’ telesales team. Effective January 1, 2015, this agreement was modified, extending the terms from December 31, 2016 through December 31, 2022.
After the first three years of service by CCMG, we have the right to terminate for convenience any or all of the services provided under the agreements upon one hundred eighty days prior written notice. The agreement provides for typical adjustments due to changes in volume, inflation and incremental project work. We incurred costs of approximately $21 million, $21 million, and $20 million for the years ended December 31, 2014, 2013, and 2012, respectively. Total payments to CCMG over the remaining terms of the above contracts will aggregate to approximately $147 million.

Share Repurchase Programs
In August 2014, our Board of Directors approved a new $100 million share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and Employee Stock Purchase Program, and to be used for discretionary share repurchases from time to time. Use of the new $100 million share repurchase program for anti-dilutive share repurchases was authorized to commence upon the completion or expiration of our four-year, five million share anti-dilutive share repurchase program which expired in October 2014. Any use for discretionary share repurchases was authorized to commence upon the completion of our $1 billion discretionary share repurchase program which was completed in August 2014. The new $100 million share repurchase program will remain open until it has been fully utilized. There is currently no definitive timeline under which the program will be completed. As of March 31, 2015, we had not yet commenced share repurchases under this program.
Dividends
In May 2015, the Board of Directors approved the declaration of a dividend of $0.4625 per share of common stock for the second quarter of 2015. This cash dividend will be payable on June 12, 2015 to shareholders of record at the close of business on May 28, 2015.
Fixed-Rate Note
Our senior notes with a face value of $300 million mature on November 15, 2015 (the “2015 notes”) and we currently intend to refinance the 2015 notes prior to their stated maturity.

Dun & Bradstreet Credibility Corporation
On April 26, 2015, our Board of Directors approved the acquisition of Credibility Corporation, the parent company of Dun & Bradstreet Credibility Corporation for $320 million in cash plus an earn out of up to $30 million if certain performance milestones are met through 2018. The transaction is expected to close during May of 2015, subject to regulatory approval. We are currently assessing the funding options for the transaction and we expect to fund the acquisition when we close with cash on hand and our revolving credit facility. We then plan to access the capital markets to issue longer term debt shortly thereafter.
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
Unrecognized Tax Benefits
In addition to our contractual cash obligations as set forth in our Annual Report on Form 10-K for the year ending December 31, 2014, we have a total amount of unrecognized tax benefits of $26.2 million as of March 31, 2015. Although we do not anticipate payments within the next twelve months for these matters, these could require the aggregate use of cash totaling approximately $31.3 million as of such date.
Off-Balance Sheet Arrangements and Related Party Transactions

We do not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements except for those disclosed in Note 7 to our consolidated financial statements included in Item 8. of our Annual Report on Form 10-K for the year ended December 31, 2014.
We do not have any related party transactions as of March 31, 2015.

Fair Value Measurements
Our non-recurring non-financial assets and liabilities include long-lived assets held and used, goodwill and intangible assets. These assets are recognized at fair value when they are deemed to be impaired. As of March 31, 2015, we did not have any unobservable (Level III) inputs in determining the fair value of our non-recurring non-financial assets and liabilities.
As of March 31, 2015, we did not have any unobservable (Level III) inputs in determining fair value for our assets and liabilities measured at fair value on a recurring basis other than our real estate funds within our pension plans.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Our market risks primarily consist of the impact of changes in currency exchange rates on assets and liabilities, the impact of changes in the market value of certain of our investments and the impact of changes in interest rates on our borrowing costs and fair value calculations. As of March 31, 2015, no material change had occurred in our market risks, compared with the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2014 included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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
Conclusions Regarding Disclosure Controls
Based upon our Controls Evaluation, our CEO and CFO have concluded that as of the end of the quarter ended March 31, 2015, our Disclosure Controls are effective at a reasonable assurance level.
Change in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the first quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Information in response to this Item is included in “Part I — Item 1. — Note 7 — Contingencies” and is incorporated by reference into Part II of this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases made by or on behalf of the Company or our affiliated purchasers during the quarter ended March 31, 2015, of shares of equity that are registered by the Company pursuant to Section 12 of the Exchange Act.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Currently Authorized Shares that May Yet Be Purchased Under the Plans or Programs (a)
(Dollar amounts in millions, except share data)
January 1 - 31, 2015	—	$—	—	$—
February 1 - 28, 2015	—	$—	—	$—
March 1 - 31, 2015	—	$—	—	$—
	—	$—	—	$100.0

(a)
In August 2014, our Board of Directors approved a new $100 million share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and Employee Stock Purchase Program, and to be used for discretionary share repurchases from time to time.  Use of the new $100 million share repurchase program for anti-dilutive share repurchases was authorized to commence upon the completion or expiration of our four-year, five million share anti-dilutive share repurchase program which expired in October 2014. Any use for discretionary share repurchases was authorized to commence upon the completion of our $1 billion discretionary share repurchase program which was completed in August 2014. The new $100 million share repurchase program will remain open until it has been fully utilized. There is currently no definitive timeline under which the program will be completed. As of March 31, 2015, we had not yet commenced share repurchases under this program.

Item 6.	Exhibits

Exhibit 2.1
Agreement and Plan of Merger, dated as of April 27, 2015 by and among (i) Dun & Bradstreet, Inc., (ii) Brad Acquisition Corp., (iii) Credibility Corp. (the “Company”), (iv) Great Hill Equity Partners IV, L.P. (“GHP”), (v) Great Hill Investors, LLC, (vi) GHP, as the representative of the Company securityholders and (vii) Carbon Investments, LLC, as the representative of the Company common securityholders solely in respect of matters related to an earn-out agreement.

Exhibit 10.1	Form of 2000 Dun & Bradstreet Corporation Non-Employee Directors’ Stock Incentive Plan Stock Option Award, effective May 6, 2015.

Exhibit 10.2	Form of 2000 Dun & Bradstreet Corporation Non-Employee Directors’ Stock Incentive Plan Restricted Stock Unit Award, effective May 6, 2015.

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

Exhibit 101
The following financial information from The Dun & Bradstreet Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations and Comprehensive Income (Unaudited), (ii) the Consolidated Balance Sheets (Unaudited), (iii) the Consolidated Statements of Cash Flows (Unaudited), (iv) the Consolidated Statements of Shareholders’ Equity (Deficit) (Unaudited), and (v) the Notes to Consolidated Financial Statements (Unaudited).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DUN & BRADSTREET CORPORATION
		By:	/s/ RICHARD H. VELDRAN
Richard H. Veldran
Date:	May 6, 2015		Chief Financial Officer

		By:	/s/ ANTHONY PIETRONTONE JR.
Anthony Pietrontone Jr.
Date:	May 6, 2015		Principal Accounting Officer and Corporate Controller