Form 10-Q
period 2015-06-30
DUN & BRADSTREET CORP/NW
filed 2015-08-06
CIK 1115222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
Form 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding at June 30, 2015
Common Stock,	36,111,021
par value $0.01 per share

THE DUN & BRADSTREET CORPORATION

PART I. UNAUDITED FINANCIAL INFORMATION

Item 1.	Financial Statements
The Dun & Bradstreet Corporation Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Amounts in millions, except per share data)
Revenue	$375.4	$368.0	$731.6	$728.2
Operating Expenses	136.4	124.3	267.4	246.9
Selling and Administrative Expenses	161.9	142.2	304.8	281.8
Depreciation and Amortization	14.1	13.4	26.5	26.8
Restructuring Charge	4.8	5.0	9.6	9.9
Operating Costs	317.2	284.9	608.3	565.4
Operating Income	58.2	83.1	123.3	162.8
Interest Income	0.4	0.4	0.8	0.7
Interest Expense	(11.8)	(10.8)	(23.2)	(21.4)
Other Income (Expense) - Net	(1.5)	(0.3)	1.8	(21.7)
Non-Operating Income (Expense) - Net	(12.9)	(10.7)	(20.6)	(42.4)
Income Before Provision for Income Taxes and Equity in Net Income of Affiliates	45.3	72.4	102.7	120.4
Less: Provision for Income Taxes (Benefit)	15.7	24.8	33.4	(10.1)
Equity in Net Income (Loss) of Affiliates	1.3	1.1	2.0	1.6
Net Income (Loss) from Continuing Operations	30.9	48.7	71.3	132.1
Less: Net (Income) Loss Attributable to the Noncontrolling Interest	(1.3)	(1.0)	(2.2)	(1.7)
Net Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet	29.6	47.7	69.1	130.4
Income from Discontinued Operations, Net of Income Taxes (1)	0.7	2.2	2.2	4.8
Loss on Disposal of Business, Net of Income Taxes (1)	(38.2)	—	(38.2)	—
Income (Loss) from Discontinued Operations, Net of Income Taxes	(37.5)	2.2	(36.0)	4.8
Net Income (Loss) Attributable to Dun & Bradstreet	$(7.9)	$49.9	$33.1	$135.2
Basic Earnings (Loss) Per Share of Common Stock:
Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$0.82	$1.30	$1.92	$3.52
Income (Loss) from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	(1.04)	0.06	(1.00)	0.13
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders	$(0.22)	$1.36	$0.92	$3.65
Diluted Earnings (Loss) Per Share of Common Stock:
Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$0.81	$1.29	$1.90	$3.49
Income (Loss) from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	(1.03)	0.06	(0.99)	0.13
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders	$(0.22)	$1.35	$0.91	$3.62
Weighted Average Number of Shares Outstanding-Basic	36.1	36.7	36.0	37.0
Weighted Average Number of Shares Outstanding-Diluted	36.4	36.9	36.4	37.3
Cash Dividend Paid Per Common Share (2)	$0.46	$0.44	$0.93	$0.88
Other Comprehensive Income, Net of Income Taxes
Net Income (Loss) from Continuing Operations	$30.9	$48.7	$71.3	$132.1
Income (Loss) from Discontinued Operations, Net of Income Taxes	(37.5)	2.2	(36.0)	4.8
Net Income (Loss)	(6.6)	50.9	35.3	136.9
Foreign Currency Translation Adjustments, no Tax Impact	(10.4)	10.5	(54.1)	7.1
Defined Benefit Pension Plans:
Prior Service Costs, Net of Tax Income (Expense) (3)	—	(0.2)	(0.1)	(0.4)
Net Actuarial Gain (Loss), Net of Tax Income (Expense) (4)	6.6	5.7	13.2	11.3
Derivative Financial Instruments, Net of Tax Income (Expense) (5)	—	(0.1)	—	(0.1)
Total Other Comprehensive Income (Loss)	(3.8)	15.9	(41.0)	17.9
Comprehensive Income (Loss), Net of Income Taxes	(10.4)	66.8	(5.7)	154.8
Less: Comprehensive (Income) Loss Attributable to the Noncontrolling Interest	(1.1)	(1.0)	(1.8)	(1.8)
Comprehensive Income (Loss) Attributable to Dun & Bradstreet	$(11.5)	$65.8	$(7.5)	$153.0

(1)	See Note 15 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for further detail.

(2)	The sum of quarterly Cash Dividend Paid Per Common Share may not be the same as Cash Dividend Paid Per Common Share year to date due to rounding.

(3)
No tax impact and Tax Income (Expense) of $0.1 million during the three months ended June 30, 2015 and 2014, respectively. Tax Income (Expense) of $0.1 million and $0.2 million during the six months ended June 30, 2015 and 2014, respectively.

(4)
Tax Income (Expense) of $(3.5) million and $(3.0) million during the three months ended June 30, 2015 and 2014, respectively. Tax Income (Expense) of $(7.3) million and $(6.0) million during the six months ended June 30, 2015 and 2014, respectively.

(5)	Tax Income (Expense) of $(0.1) million during each of the three month and six month periods ended June 30, 2014.
The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation Consolidated Balance Sheets (Unaudited)

	June 30, 2015	December 31, 2014
	(Amounts in millions, except per share data)
ASSETS
Current Assets
Cash and Cash Equivalents	$137.8	$316.3
Accounts Receivable, Net of Allowance of $19.5 at June 30, 2015 and $20.6 at December 31, 2014	376.8	503.0
Other Receivables	6.3	5.8
Prepaid Taxes	6.7	7.5
Deferred Income Tax	26.2	22.6
Other Prepaids	29.9	36.0
Current Assets from Discontinued Operations and Asset Held for Sale	181.4	246.6
Other Current Assets	4.2	5.7
Total Current Assets	769.3	1,143.5
Non-Current Assets
Property, Plant and Equipment, Net of Accumulated Depreciation of $81.0 at June 30, 2015 and $78.8 at December 31, 2014	24.3	22.0
Computer Software, Net of Accumulated Amortization of $357.5 at June 30, 2015 and $347.6 at December 31, 2014	101.4	95.0
Goodwill	714.7	428.1
Deferred Income Tax	88.2	209.1
Other Receivables	10.5	10.4
Other Intangibles	340.0	27.8
Other Non-Current Assets	44.3	50.3
Total Non-Current Assets	1,323.4	842.7
Total Assets	$2,092.7	$1,986.2
LIABILITIES
Current Liabilities
Accounts Payable	$44.6	$28.0
Accrued Payroll	73.0	102.0
Accrued Income Tax	3.7	17.1
Liabilities from Discontinued Operations	41.5	53.0
Short-Term Debt	300.5	301.1
Other Accrued and Current Liabilities (Note 6)	119.0	110.5
Deferred Revenue	599.7	567.0
Total Current Liabilities	1,182.0	1,178.7
Pension and Postretirement Benefits	565.7	588.2
Long-Term Debt	1,486.1	1,352.2
Liabilities for Unrecognized Tax Benefits	27.0	27.3
Other Non-Current Liabilities	49.8	34.4
Total Liabilities	3,310.6	3,180.8
Contingencies (Note 7)
EQUITY
DUN & BRADSTREET SHAREHOLDERS’ EQUITY (DEFICIT)
Series A Junior Participating Preferred Stock, $0.01 par value per share, authorized - 0.5 shares; outstanding - none	—	—
Preferred Stock, $0.01 par value per share, authorized - 9.5 shares; outstanding - none	—	—
Series Common Stock, $0.01 par value per share, authorized - 10.0 shares; outstanding - none	—	—
Common Stock, $0.01 par value per share, authorized - 200.0 shares; issued - 81.9 shares	0.8	0.8
Capital Surplus	284.2	279.3
Retained Earnings	2,830.6	2,831.1
Treasury Stock, at cost, 45.8 shares at June 30, 2015 and 46.0 shares at December 31, 2014	(3,381.2)	(3,392.4)
Accumulated Other Comprehensive Income (Loss)	(962.7)	(922.1)
Total Dun & Bradstreet Shareholders’ Equity (Deficit)	(1,228.3)	(1,203.3)
Noncontrolling Interest	10.4	8.7
Total Equity (Deficit)	(1,217.9)	(1,194.6)
Total Liabilities and Shareholders’ Equity (Deficit)	$2,092.7	$1,986.2

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
	2015	2014
	(Amounts in millions)
Cash Flows from Operating Activities:
Net Income	$35.3	$136.9
Less:
Loss on Disposal of Business, Net of Income Taxes	(38.2)	—
Income from Discontinued Operations	2.2	4.8
Net Income from Continuing Operations, Net of Income Taxes	$71.3	$132.1
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	26.5	26.8
Amortization of Unrecognized Pension Loss	20.3	16.7
Income Tax Benefit from Stock-Based Awards	5.9	3.5
Excess Tax Benefit on Stock-Based Awards	(2.8)	(1.3)
Equity-Based Compensation	7.4	4.6
Restructuring Charge	9.6	9.9
Restructuring Payments	(8.2)	(8.9)
Changes in Deferred Income Taxes, Net	—	(59.8)
Changes in Accrued Income Taxes, Net	(15.6)	(3.4)
Changes in Current Assets and Liabilities:
Decrease (Increase) in Accounts Receivable	127.4	132.8
Decrease (Increase) in Other Current Assets	8.7	(3.0)
(Decrease) Increase in Deferred Revenue	(10.5)	(24.7)
Increase (Decrease) in Accounts Payable	14.5	3.3
(Decrease) Increase in Accrued Liabilities	(32.9)	(15.7)
Increase (Decrease) in Other Accrued and Current Liabilities	0.5	—
Changes in Non-Current Assets and Liabilities:
Decrease (Increase) in Other Long-Term Assets	9.9	32.2
Net (Decrease) Increase in Long-Term Liabilities	(19.2)	(26.3)
Net, Other Non-Cash Adjustments	(0.4)	(2.6)
Net Cash Provided by Operating Activities from Continuing Operations	212.4	216.2
Net Cash Provided by Operating Activities from Discontinued Operations	5.3	5.5
Net Cash Provided by Operating Activities	217.7	221.7
Cash Flows from Investing Activities:
Payments for Acquisitions of Businesses, Net of Cash Acquired	(444.2)	(8.3)
Cash Settlements of Foreign Currency Contracts	(5.4)	(0.2)
Capital Expenditures	(4.8)	(2.4)
Additions to Computer Software and Other Intangibles	(24.6)	(15.9)
Net, Other	(0.1)	—
Net Cash Used in Investing Activities from Continuing Operations	(479.1)	(26.8)
Net Cash Used in Investing Activities from Discontinued Operations	(2.4)	(3.4)
Cash Flows Used In Investing Activities	(481.5)	(30.2)
Cash Flows from Financing Activities:
Payments for Purchases of Treasury Shares	—	(170.0)
Net Proceeds from Stock-Based Awards	5.5	4.6
Payment of Debt Issuance Costs	(3.9)	—
Proceeds from Issuance of Long-Term Debt	298.8	—
Payments of Dividends	(33.3)	(32.3)
Proceeds from Borrowings on Credit Facilities	728.9	276.5
Payments of Borrowings on Credit Facilities	(894.0)	(225.3)
Excess Tax Benefit on Stock-Based Awards	2.8	1.3
Capital Lease and Other Long-Term Financing Obligation Payment	(0.3)	(0.5)
Net, Other	(0.2)	(0.1)
Net Cash Provided by (Used in) Financing Activities from Continuing Operations	104.3	(145.8)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(14.6)	4.3
(Decrease) Increase in Cash and Cash Equivalents	(174.1)	50.0
Cash and Cash Equivalents, Beginning of Period	319.4	235.9
Cash and Cash Equivalents, End of Period	$145.3	$285.9
Cash and Cash Equivalents of Discontinued Operations, End of Period	7.5	7.9
Cash and Cash Equivalents of Continuing Operations, End of Period	$137.8	$278.0
Supplemental Disclosure of Cash Flow Information:
Cash Paid for:
Income Taxes, Net of Refunds	$43.1	$49.6
Interest	$22.6	$21.0

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation Consolidated Statements of Shareholders’ Equity (Deficit) (Unaudited)

			For the Six Months Ended June 30, 2015 and 2014
					(Amounts in millions)
	Common Stock ($0.01 Par Value)	Capital Surplus	Retained Earnings	Treasury Stock	Cumulative Translation Adjustment	Pension Liability Adjustment	Derivative Financial Instrument	Total Dun & Bradstreet Shareholders’ Equity (Deficit)	Noncontrolling Interest	Total Equity (Deficit)
Balance, December 31, 2013	$0.8	$270.0	$2,600.9	$(3,181.3)	$(186.7)	$(552.2)	$0.1	$(1,048.4)	$6.1	$(1,042.3)
Net Income	—	—	135.2	—	—	—	—	135.2	1.7	136.9
Equity-Based Plans	—	2.3	—	10.6	—	—	—	12.9	—	12.9
Treasury Shares Acquired	—	—	—	(170.0)	—	—	—	(170.0)	—	(170.0)
Pension Adjustments, net of tax of $5.8	—	—	—	—	—	10.9	—	10.9	—	10.9
Dividend Declared	—	—	(32.5)	—	—	—	—	(32.5)	—	(32.5)
Change in Cumulative Translation Adjustment	—	—	—	—	7.0	—	—	7.0	0.1	7.1
Derivative Financial Instruments, net of tax of $0.1	—	—	—	—	—	—	(0.1)	(0.1)	—	(0.1)
Balance, June 30, 2014	$0.8	$272.3	$2,703.6	$(3,340.7)	$(179.7)	$(541.3)	$—	$(1,085.0)	$7.9	$(1,077.1)

Balance, December 31, 2014	$0.8	$279.3	$2,831.1	$(3,392.4)	$(233.4)	$(688.7)	$—	$(1,203.3)	$8.7	$(1,194.6)
Net Income	—	—	33.1	—	—	—	—	33.1	2.2	35.3
Payment to Noncontrolling Interest	—	—	—	—	—	—	—	—	(0.1)	(0.1)
Equity-Based Plans	—	4.9	—	11.2	—	—	—	16.1	—	16.1
Pension Adjustments, net of tax of $7.2	—	—	—	—	—	13.1	—	13.1	—	13.1
Dividend Declared	—	—	(33.6)	—	—	—	—	(33.6)	—	(33.6)
Change in Cumulative Translation Adjustment	—	—	—	—	(53.7)	—	—	(53.7)	(0.4)	(54.1)
Balance, June 30, 2015	$0.8	$284.2	$2,830.6	$(3,381.2)	$(287.1)	$(675.6)	$—	$(1,228.3)	$10.4	$(1,217.9)

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

•
Non-Americas (which primarily consists of our operations in the United Kingdom (“U.K.”), the Netherlands, Belgium, Australia (which we divested in June 2015), Greater China, India and our Worldwide Network).

Prior to January 1, 2015, we managed and reported our business through the following three segments:

•	North America (which consisted of our operations in the U.S. and Canada);

•	Asia Pacific (which primarily consisted of our operations in Australia (which we divested in June 2015), Greater China, India and Asia Pacific Worldwide Network); and

•	Europe and other International Markets (which primarily consisted of our operations in the U.K., the Netherlands, Belgium, Latin America and our European Worldwide Network).
In addition to the changes in our segment reporting that became effective January 1, 2015 that further align our external reporting with our strategy, we also began reporting and monitoring the performance of our Risk Management Solutions as Trade Credit and Other Enterprise Risk Management, and the results of our Sales & Marketing Solutions as Traditional Prospecting Solutions and Advanced Marketing Solutions. Trade Credit represents our traditional commercial credit products such as DNBi. Other Enterprise Risk Management includes all of our remaining Risk Management products, such as our compliance, supply chain, credit on self and D&B Direct risk solutions. Traditional Prospecting Solutions includes our Hoovers, Market Data Retrieval (“MDR”) and marketing list solutions. Advanced Marketing Solutions includes all of our remaining Sales & Marketing Solutions products including Optimizer and DaaS (Customer Relationship Management (“CRM”) and D&B Direct sales and marketing solutions).
The financial statements of the subsidiaries outside of the U.S. and Canada reflect results for the three month and six month periods ended May 31 in order to facilitate the timely reporting of the unaudited consolidated financial results and unaudited consolidated financial position.
In June 2015, we divested our business in Australia and New Zealand (“ANZ”) for $169.1 million, which was part of our Non-Americas segment, and we have classified the assets and liabilities as “Current Assets from Discontinued Operations and Asset Held for Sale” and “Liabilities from Discontinued Operations” in our unaudited consolidated balance sheet at June 30, 2015. Accordingly, we have reclassified the historical financial results of our business in ANZ as discontinued operations for all periods presented as set forth in Item 1. of this Quarterly Report on Form 10-Q. In connection with this divestiture, we have also recorded a loss of $38.2 million (both pre-tax and after tax) on the disposal of our business in ANZ in the second quarter of 2015 in the unaudited consolidated statement of operations and comprehensive income (loss). As of June 30, 2015, we received proceeds of $159.0 million in our Non-Americas operations, which will be reflected in our third quarter results. See Note 15 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for further detail.
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
In July 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-12 “Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962) and Health and Welfare Benefit Plans (Topic 965): I. Fully Benefit-Responsive Investment Contracts; II. Plan Investment Disclosures; III. Measurement Date Practical Expedient.” This three-part ASU simplifies current benefit plan accounting and requires (i) fully benefit-responsive investment contracts (“FBRICs) to be measured, presented, and disclosed only at contract value and accordingly removes the requirement to reconcile their contract value to fair value; (ii) benefit plans to disaggregate their investments measured using fair value by general type, either on the face of the financial statements or in the notes to the financial statements; (iii) the net appreciation or depreciation in investments for the period to be presented in the aggregate rather than by general type, and removes certain disclosure requirements relevant to individual investments that represent five percent or more of net assets available for benefits. Further, the amendments in this ASU eliminate the requirement to disclose the investment strategy for certain investments that are measured using Net Asset Value (“NAV”) per share using the practical expedient in the FASB ASC Topic 820. Part III of the ASU provides a practical expedient to permit employee benefit plans to measure investments and investment-related accounts as of the month-end that is closest to the plan’s fiscal year-end, when the fiscal period does not coincide with a month-end, while requiring certain additional disclosures. The amendments in Parts I and II of this standard are effective retrospectively for fiscal years beginning after December 15, 2015. The amendments in Part III of this standard are effective prospectively for fiscal years beginning after December 15, 2015. Early application for all amendments is permitted. We do not expect that the adoption of this authoritative guidance will have a material impact on our consolidated financial statements.
In May 2015, the FASB issued ASU 2015-08 “Business Combinations (Topic 805): Pushdown Accounting - Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115.” This standard removes the Securities and Exchange Commission’s guidance on pushdown accounting from the FASB Accounting Standards Codification (“ASC”), and conforms it with ASU 2014-17 “Business Combinations (Topic 805): Pushdown Accounting (a Consensus of the FASB Emerging Issues Task Force).” This standard became effective upon issuance as it relates to new change-in-control events or to the most recent change-in-control events consistent with ASU 2014-17. The adoption of the amendments in this guidance did not have a material impact on our consolidated financial statements.
In May 2015, the FASB issued ASU 2015-07 “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent).” This standard removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the NAV per share practical expedient. In addition, this standard eliminates the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the NAV per share practical expedient, and instead limits the disclosure to those investments for which the entity has elected to measure fair value using the NAV practical expedient. The new standard retains the existing requirement to disclose information related to the nature and risks of investments for which fair value is measured using the NAV per share practical expedient and requires expanded disclosures. The standard is effective for fiscal years and the interim periods within those fiscal years beginning on or after December 15, 2015. The guidance should be applied retrospectively to all periods presented. Early adoption is permitted. We have adopted the guidance of this standard retrospectively during the second quarter ended June 30, 2015. The adoption of this authoritative guidance did not have a material impact on our consolidated financial statements.
In April 2015, the FASB issued ASU 2015-05 “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This standard provides guidance to assist an entity in evaluating the accounting for fees paid by a customer in a cloud computing arrangement. Specifically, the amendments in this update provide guidance to customers related to whether a cloud computing arrangement includes a software license. If the cloud computing arrangement includes a software license, the guidance requires that the customer account for the software license element of the arrangement in a manner consistent with the acquisition of other software licenses. Where the arrangement does not include a software license, the guidance requires the customer to account for the arrangement as a service contract. The amendments in this update apply only to internal-use software that a customer obtains access to in a hosting arrangement if certain criteria are met. The new standard supersedes certain guidance in ASC 350-40 “Internal-Use Software” which will require the accounting for all software licenses within the scope of such guidance to be consistent with the accounting for other licenses of intangible assets. The standard is effective for fiscal years and the interim periods within those fiscal years beginning on or after December 15, 2015. The guidance may be applied (i) prospectively to all

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

arrangements entered into or materially modified after the effective date, or (ii) retrospectively. The standard requires additional disclosures under each method of adoption. Early adoption is permitted. We are currently assessing the impact of the adoption of this authoritative guidance on our consolidated financial statements.
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
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes and replaces nearly all existing GAAP revenue recognition guidance, including industry-specific guidance. The authoritative guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The five steps are: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations; and (v) recognize revenue when or as each performance obligation is satisfied. The authoritative guidance applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. The authoritative guidance requires significantly expanded disclosures about revenue recognition and was initially effective for fiscal years and the interim periods within these fiscal years beginning on or after December 15, 2016. In July 2015, the FASB decided to defer for one year the effective date of this standard. The deferral will result in this standard being effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017. In addition, the FASB decided to permit entities to early adopt the standard, however no earlier than the original effective date. Companies have the option of using either a full retrospective or a modified approach to adopting the authoritative guidance. We are currently assessing the impact of the adoption of this authoritative guidance on our consolidated financial statements.
In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which changes the requirements for reporting discontinued operations by limiting it to disposals representing a strategic shift

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

that has or will have a major effect on the entity’s operations and financial results. An entity is now required to: (i) present the assets and liabilities of a disposal group that includes a discontinued operation separately in the statement of financial position; and (ii) expand disclosures about the discontinued operations. The authoritative guidance is effective for fiscal years and the interim periods within those fiscal years beginning on or after December 15, 2014 and should be applied on a prospective basis. We adopted the provisions of this guidance in connection with the reporting and disclosure requirements related to the divestiture of our business in ANZ. See Note 15 to the unaudited consolidated financial statements included in this Quarterly Report for further details on the divestiture.
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
Three Months Ended June 30, 2015 vs. Three Months Ended June 30, 2014
During the three months ended June 30, 2015, we recorded a $4.8 million restructuring charge. The significant components of this charge included:

•
Severance and termination costs of $4.8 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 50 employees were impacted. Of these 50 employees, approximately 40 employees exited the Company in the second quarter of 2015, with the remaining primarily exiting in the third quarter of 2015. The cash payments for these employees will be substantially completed by the first quarter of 2016; and

•	There were no contract termination, lease termination obligations and other exit costs.
During the three months ended June 30, 2014, we recorded a $5.0 million restructuring charge. The significant components of this charge included:

•
Severance and termination costs of $3.3 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 45 employees were impacted. Of these 45 employees, approximately 25 employees exited the Company in the second quarter of 2014, with the remaining primarily having exited in the third quarter of 2014. The cash payments for these employees were substantially completed by the first quarter of 2015; and

•	Contract termination, lease termination obligations and other exit costs including those to consolidate or close facilities of $1.7 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

Six Months Ended June 30, 2015 vs. Six Months Ended June 30, 2014
During the six months ended June 30, 2015, we recorded a $9.6 million restructuring charge. The significant components of this charge included:

•
Severance and termination costs of $9.5 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 135 employees were impacted. Of these 135 employees, approximately 125 employees exited the Company in the first half of 2015, with the remaining primarily exiting in the third quarter of 2015. The cash payments for these employees will be substantially completed by the first quarter of 2016; and

•	Contract termination, lease termination obligations and other exit costs including those to consolidate or close facilities of $0.1 million.

During the six months ended June 30, 2014, we recorded a $9.9 million restructuring charge. The significant components of this charge included:

•
Severance and termination costs of $8.0 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 100 employees were impacted. Of these 100 employees, approximately 80 employees exited the Company in the first half of 2014, with the remaining primarily having exited in the second half of 2014. The cash payments for these employees were substantially completed by the first quarter of 2015; and

•	Contract termination, lease termination obligations and other exit costs including those to consolidate or close facilities of $1.9 million.

The following tables set forth, in accordance with ASC 712-10 and/or ASC 420-10, the restructuring reserves and utilization:

	Severance and Termination	Contract Termination, Lease Termination Obligations and Other Exit Costs	Total
Restructuring Charges:
Balance Remaining as of December 31, 2014	$8.1	$1.8	$9.9
Charge Taken during First Quarter 2015	4.7	0.1	4.8
Payments during First Quarter 2015	(2.5)	(0.3)	(2.8)
Balance Remaining as of March 31, 2015	$10.3	$1.6	$11.9
Charge Taken during the Second Quarter 2015	4.8	—	4.8
Payments during Second Quarter 2015	(5.3)	(0.3)	(5.6)
Balance Remaining as of June 30, 2015	$9.8	$1.3	$11.1

	Severance and Termination	Contract Termination, Lease Termination Obligations and Other Exit Costs	Total
Restructuring Charges:
Balance Remaining as of December 31, 2013	$5.8	$4.6	$10.4
Charge Taken during First Quarter 2014	4.7	0.2	4.9
Payments during First Quarter 2014	(2.0)	(3.9)	(5.9)
Balance Remaining as of March 31, 2014	$8.5	$0.9	$9.4
Charge Taken during Second Quarter 2014	3.3	1.7	5.0
Payments during Second Quarter 2014	(2.8)	(0.2)	(3.0)
Balance Remaining as of June 30, 2014	$9.0	$2.4	$11.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

Note 4 --	Notes Payable and Indebtedness
Our borrowings are summarized in the following table:

	June 30, 2015	December 31, 2014
Debt Maturing Within One Year:
Fixed-Rate Notes (Net of a $0.1 million and $0.2 million discount as of June 30, 2015 and December 31, 2014, respectively)	$299.9	$299.8
Fair Value Adjustment Related to Hedged Debt	$0.6	1.2
Other	—	0.1
Total Debt Maturing Within One Year	$300.5	$301.1
Debt Maturing After One Year:
Long-Term Fixed-Rate Notes (Net of a $3.3 million and $2.3 million discount as of June 30, 2015 and December 31, 2014, respectively)	$1,046.7	$747.7
Credit Facility	439.4	604.5
Total Debt Maturing After One Year	$1,486.1	$1,352.2
Fixed-Rate Notes
In June 2015, we issued senior notes with a face value of $300 million that mature on June 15, 2020 (the “2020 notes”), bearing interest at a fixed annual rate of 4.00%, payable semi-annually. The interest rates applicable to the 2020 notes adjust if our debt ratings decline one level below the Standard & Poor’s BBB- credit rating and two levels below the Fitch BBB credit rating that we held on the date of issuance. After a rate adjustment, if our debt ratings are subsequently upgraded, the adjustment(s) would reverse. Interest rate increases are capped at 2.00% above the initial interest rate and the rate cannot adjust below the initial interest rate. As of June 30, 2015, no such adjustments to the interest rate were required. The 2020 notes carrying amount of $298.8 million, net of $1.2 million of remaining issuance discount, is recorded as “Long-Term Debt” in the unaudited consolidated balance sheet at June 30, 2015. In addition, in connection with the issuance, we incurred underwriting and other fees of approximately $2.8 million. These costs are being amortized over the life of the 2020 notes. The 2020 notes contain certain covenants that limit our ability to create liens, enter into sale and leaseback transactions and consolidate, merge or sell assets to another entity. We were in compliance with these non-financial covenants at June 30, 2015. The 2020 notes do not contain any financial covenants.
In December 2012, we issued senior notes with a face value of $450 million that mature on December 1, 2017 (the “2017 notes”), bearing interest at a fixed annual rate of 3.25%, payable semi-annually. In addition, in December 2012, we issued senior notes with a face value of $300 million that mature on December 1, 2022 (the “2022 notes”), bearing interest at a fixed annual rate of 4.375%, payable semi-annually. The proceeds were used in December 2012 to repay borrowings outstanding under our revolving credit facility and retire our then outstanding $400 million senior notes bearing interest at a fixed annual rate of 6.00%, which had a maturity date of April 1, 2013. The interest rates applicable to the 2017 notes and 2022 notes are subject to upward adjustment if our debt rating is decreased three levels below the Standard & Poor's and Fitch BBB+ credit ratings that we held on the date of issuance. After a rate adjustment, if our debt ratings are subsequently upgraded, the adjustment(s) would reverse. The maximum adjustment is 2.00% above the initial interest rates and the rates cannot adjust below the initial interest rates. As of June 30, 2015, no such adjustments to the interest rates were required. The 2017 notes and 2022 notes carrying amounts of $450.0 million and $297.8 million, net of less than $0.1 million and $2.2 million of remaining issuance discounts, respectively, are recorded as “Long-Term Debt” in the unaudited consolidated balance sheet at June 30, 2015.
The 2017 notes and 2022 notes were issued at discounts of less than $0.1 million and $2.9 million, respectively. In addition, in connection with the issuance, we incurred underwriting and other fees of approximately $3.4 million and $2.5 million for the 2017 notes and 2022 notes, respectively. These costs are being amortized over the life of the applicable notes. The 2017 notes and 2022 notes contain certain covenants that limit our ability to create liens, enter into sale and leaseback transactions and consolidate, merge or sell assets to another entity. We were in compliance with these non-financial covenants at June 30, 2015 and December 31, 2014. The 2017 notes and 2022 notes do not contain any financial covenants.
In November 2010, we issued senior notes with a face value of $300 million that mature on November 15, 2015 (the “2015 notes”), bearing interest at a fixed annual rate of 2.875%, payable semi-annually. The proceeds were used in December 2010 to repay our then outstanding $300 million senior notes, bearing interest at a fixed annual rate of 5.50%, which had a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

maturity date of March 15, 2011. The 2015 notes of $299.9 million, net of $0.1 million remaining discount, are recorded as “Short-Term Debt” in the unaudited consolidated balance sheet at June 30, 2015.
The 2015 notes were issued at a discount of $1.1 million, and, in connection with the issuance, we incurred underwriting and other fees of approximately $2.5 million. These costs are being amortized over the life of the 2015 notes. The 2015 notes contain certain covenants that limit our ability to create liens, enter into sale and leaseback transactions and consolidate, merge or sell assets to another entity. We were in compliance with these non-financial covenants at June 30, 2015 and December 31, 2014. The 2015 notes do not contain any financial covenants.
In November and December 2010, we entered into interest rate derivative transactions with aggregate notional amounts of $125 million. The objective of these hedges was to offset the change in fair value of the fixed rate 2015 notes attributable to changes in LIBOR. These transactions have been accounted for as fair value hedges. We have recognized the gain or loss on the derivative instruments, as well as the offsetting loss or gain on the hedged item, in “Other Income (Expense)—Net” in the consolidated statement of operations and comprehensive income (loss).
In March 2012, in connection with our objective to manage our exposure to interest rate changes and our policy to manage our fixed and floating interest rate debt mix, the interest rate derivatives discussed in the previous paragraph were terminated. This resulted in a gain of $0.3 million and the receipt of $5.0 million in cash on March 12, 2012, the swap termination settlement date. The gain of $0.3 million was recorded in “Other Income (Expense) - Net” in the consolidated statement of operations and comprehensive income (loss) during the year ended December 31, 2012.
Approximately $0.8 million of derivative gains offset by a $0.5 million loss on the fair value adjustment related to the hedged debt were recorded through the date of termination in the results for the three months ended March 31, 2012. The $4.9 million adjustment in the carrying amount of the hedged debt at the date of termination is being amortized as an offset to “Interest Expense” in our consolidated statement of operations and comprehensive income (loss) over the remaining term of the 2015 notes. Approximately $0.6 million of amortization was recorded during the six months ended June 30, 2015, resulting in a balance of $0.6 million in the unaudited consolidated balance sheet at June 30, 2015.

Credit Facility

On July 23, 2014, we amended and extended our then-existing $800 million revolving credit facility, increasing the facility amount to $1 billion and extending the maturity to July 23, 2019. The $1 billion revolving credit facility was amended with commercial terms substantially similar to the then-existing $800 million revolving credit facility, with the same financial covenants, and at borrowing rates that reflect the prevailing market for companies of similar credit quality. The revolving credit facilities require the maintenance of interest coverage and total debt to Earnings Before Income Taxes, Depreciation and Amortization (“EBITDA”) ratios, which are defined in the credit agreement. We were in compliance with the $1 billion revolving credit facility financial and non-financial covenants at June 30, 2015 and December 31, 2014.

At June 30, 2015 and December 31, 2014, we had $439.4 million and $604.5 million, respectively, of borrowings outstanding under the $1 billion revolving credit facility with weighted average interest rates of 1.29% and 1.38%, respectively. We borrowed under this facility from time to time during the six months ended June 30, 2015 to supplement the timing of receipts in order to fund our working capital, our purchase of NetProspex for $124.2 million, net of cash assumed on January 5, 2015, and a portion of the consideration for our purchase of Dun & Bradstreet Credibility Corporation (“DBCC”) for $320 million in cash on May 12, 2015. We borrowed under this facility from time to time during the year ended December 31, 2014 to supplement the timing of receipts in order to fund our working capital and a portion of our share repurchases. This facility also supports our commercial paper program. Under this program, we may issue from time to time unsecured promissory notes in the commercial paper market in private placements exempt from registration under the Securities Act of 1933, as amended, for a cumulative face amount not to exceed $800 million outstanding at any one time and with maturities not exceeding 364 days from the date of issuance. Outstanding commercial paper would effectively reduce the amount available for borrowing under our revolving credit facility. We did not borrow under our commercial paper program during the six months ended June 30, 2015 or 2014.

On May 14, 2015, we amended the facility to modify the total debt to EBITDA ratio from 4.0:1.0 to 4.5:1.0 for any fiscal quarter that ends before December 31, 2016. For fiscal quarters ending on or after December 31, 2016, the total debt to EBITDA ratio will return to 4.0:1.0.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

Term Loan
On May 14, 2015, we entered into a delayed draw unsecured term loan facility which provides for borrowings in the form of up to two drawdowns in an aggregate principal amount of up to $400 million at any time up to and including November 15, 2015 (“term loan facility”). The term loan facility matures five years from the date of the initial drawdown. Proceeds under the term loan facility can be used for general corporate purposes including the refinancing of the 2015 notes and the repayment of borrowings outstanding under the $1 billion revolving credit facility.

In connection with the placement of the term loan facility, we incurred $2.0 million in structuring and other fees. These costs will be amortized over the life of the term loan facility. Drawdowns are available at borrowing rates that reflect the prevailing market for companies of similar credit quality. Drawdowns under the term loan facility are repayable in prescribed quarterly installments as defined in the term loan facility credit agreement, with the balance repayable at maturity. We are permitted to make optional prepayments at any time. Amounts repaid under the term loan facility may not be reborrowed.

The term loan facility requires the maintenance of interest coverage and total debt to EBITDA ratios, which are defined in the term loan facility credit agreement and which are generally identical to those contained in the $1 billion revolving credit facility. We were in compliance with the term loan facility financial and non-financial covenants at June 30, 2015. At June 30, 2015, we did not have any borrowings outstanding under the term loan facility.
Other
Certain of our international operations had uncommitted lines of credit of $1.7 million and $1.8 million at June 30, 2015 and December 31, 2014, respectively. There were no borrowings outstanding under these lines of credit at June 30, 2015 and December 31, 2014, respectively. These arrangements have no material facility fees and no compensating balance requirements.
At June 30, 2015 and December 31, 2014, we were contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties totaling $4.4 million and $4.6 million, respectively.
Interest paid for all outstanding debt totaled $22.6 million and $21.0 million during the six months ended June 30, 2015 and 2014, respectively.

Note 5 --	Earnings Per Share
We assess if any of our share-based payment transactions are deemed participating securities prior to vesting and therefore need to be included in the earnings allocation when computing Earnings Per Share (“EPS”) under the two-class method. The two-class method requires earnings to be allocated between common shareholders and holders of participating securities. All outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be a separate class of common stock and should be included in the calculation of basic and diluted EPS. Based on a review of our stock-based awards, we have determined that for each of the three month and six month periods ended June 30, 2015 and 2014, none of our outstanding awards were deemed to be participating securities.

We are required to include in our computation of diluted EPS any contingently issuable shares that have satisfied all the necessary conditions by the end of the reporting period or that would have satisfied all necessary conditions if the end of the reporting period was the end of the performance period. Contingently issuable shares are shares the issuance of which is contingent upon the satisfaction of certain conditions other than just services. Beginning in 2013, we granted certain employees target awards of performance-based restricted stock units, in the form of leveraged restricted stock units or performance units. As the actual number of Dun & Bradstreet common shares ultimately received by the employee can range from zero to 200% of the target awards depending on the Company’s actual performance against the pre-established market conditions or performance conditions, these awards are considered contingently issuable shares.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Income from Continuing Operations Attributable to Dun & Bradstreet	$29.6	$47.7	$69.1	$130.4
Less: Allocation to Participating Securities	—	—	—	—
Income from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders – Basic and Diluted	$29.6	$47.7	$69.1	$130.4
Income (Loss) from Discontinued Operations – Net of Income Taxes	(37.5)	2.2	(36.0)	4.8
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders – Basic and Diluted	$(7.9)	$49.9	$33.1	$135.2
Weighted Average Number of Shares Outstanding – Basic	36.1	36.7	36.0	37.0
Dilutive Effect of Our Stock Incentive Plans	0.3	0.2	0.4	0.3
Weighted Average Number of Shares Outstanding – Diluted	36.4	36.9	36.4	37.3
Basic Earnings (Loss) Per Share of Common Stock:
Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$0.82	$1.30	$1.92	$3.52
Income (Loss) from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	(1.04)	0.06	(1.00)	0.13
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders	$(0.22)	$1.36	$0.92	$3.65
Diluted Earnings (Loss) Per Share of Common Stock:
Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$0.81	$1.29	$1.90	$3.49
Income (Loss) from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	(1.03)	0.06	(0.99)	0.13
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders	$(0.22)	$1.35	$0.91	$3.62
Stock-based awards (including contingently issuable shares) to acquire 77,847 shares and 75,714 shares of common stock were outstanding at the three month and six month periods ended June 30, 2015, respectively, as compared to 29,900 shares and 21,097 shares of common stock were outstanding at the three month and six month periods ended June 30, 2014, respectively, but were not included in the computation of diluted earnings per share because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being anti-dilutive. Our options generally expire ten years from the grant date and our stock awards vest generally within three to five years from the grant date.
Our share repurchases were as follows:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
Program	2015		2014		2015			2014
	Shares	$ Amount	Shares	$ Amount	Shares		$ Amount	Shares		$ Amount
	(Dollar amounts in millions)				(Dollar amounts in millions)
Share Repurchase Programs	—	$—	577,617	$60.0	—	(a)	$—	1,390,940	(b)	$145.0
Repurchases to Mitigate the Dilutive Effect of the Shares Issued Under Our Stock Incentive Plans and Employee Stock Purchase Plan (“ESPP”)	—	—	115,245	12.0	—	(a)	—	238,646	(c)	25.0
Total Repurchases	—	$—	692,862	$72.0	—		$—	1,629,586		$170.0

(a)
In August 2014, our Board of Directors approved a new $100 million share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and Employee Stock Purchase Program, and to be used for discretionary share repurchases from time to time. Use of the new $100 million share repurchase program for anti-dilutive share repurchases was authorized to commence upon the completion or expiration of our four-year, five million share repurchase program which expired in October 2014. Any use for discretionary share repurchases was authorized to commence upon the completion of our $1 billion discretionary program which was completed in August 2014. The new $100 million share repurchase program will remain open until it has been fully utilized. There is currently no

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

definitive timeline under which the program will be completed. As of June 30, 2015, we have not yet commenced repurchasing under this program.

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

Note 6 -- Other Accrued and Current Liabilities

	June 30, 2015	December 31, 2014
Restructuring Accruals	$11.1	$9.9
Professional Fees (1)	35.0	30.7
Operating Expenses	40.2	37.6
Bond Interest Payable	3.9	3.4
Other Accrued Liabilities	28.8	28.9
	$119.0	$110.5

(1)	The increase in professional fees was primarily related to technology spending as a result of our strategic investments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

Note 7 -- Contingencies
We are involved in legal proceedings, claims and litigation arising in the ordinary course of business for which we believe that we have adequate reserves, and such reserves are not material to the consolidated financial statements. We record a liability when management believes that it is both probable that a liability has been incurred and we can reasonably estimate the amount of the loss. For such matters where management believes a liability is not probable but is reasonably possible, a liability is not recorded; instead, an estimate of loss or range of loss, if material individually or in the aggregate, is disclosed if reasonably estimable, or a statement will be made that an estimate of loss cannot be made. Once we have disclosed a matter that we believe is or could be material to us, we continue to report on such matter until there is finality of outcome or until we determine that disclosure is no longer warranted. Further, we believe our estimate of the aggregate range of reasonably possible losses, in excess of established reserves, for our legal proceedings was not material at June 30, 2015. In addition, from time-to-time, we may be involved in additional matters, which could become material and for which we may also establish reserve amounts, as discussed below.
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
During the three month and six month periods ended June 30, 2015, we incurred $0.8 million and $1.2 million of legal and other professional fees related to matters in China, respectively, as compared to $1.3 million and $1.6 million of legal and other professional fees related to matters in China for the three month and six month periods ended June 30, 2014, respectively.
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
On February 20, 2014, Dun & Bradstreet Credibility Corporation (“DBCC”) filed an action in the Supreme Court of the State of New York for the County of New York against the Company. DBCC was an unaffiliated entity with license rights to use the Company’s brand name and to sell certain of the Company’s products. The complaint alleges that the Company breached the Commercial Services Agreement (“CSA”), entered into by the Company and DBCC on July 30, 2010 in connection with DBCC’s acquisition of the Company’s North American Self Awareness Solution business. The complaint alleged that the Company breached several of the CSA’s terms, and that the Company tried to terminate the CSA through improper means. The Complaint alleged causes of action for breach of contract; breach of the covenant of good faith and fair dealing, in the alternative; intentional interference with prospective economic advantage; and declaratory judgment. The

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

Complaint sought damages and declaratory and injunctive relief. The Company was served with the Complaint on February 24, 2014. On March 10, 2014, the court entered an order staying the lawsuit to permit the parties to attempt to resolve the matter in mediation. In May 2015, the Company acquired the parent company of DBCC, Credibility Corporation (“Credibility”); coincident with the closing of the transaction, the claims in this matter were released and a stipulation discontinuing the action with prejudice was filed on May 15, 2015. On May 22, 2015, the Court dismissed the case with prejudice. Accordingly, we will no longer be reporting on this matter.
In accordance with ASC 450 Contingencies, we did not believe that a loss in connection with this matter was probable. Accordingly, no amounts have been accrued for it in our consolidated financial statements.
Dun & Bradstreet Credibility Corporation Class Action Litigations
In May 2015, the Company acquired the parent company of DBCC pursuant to a merger transaction and, as a result, assumed all of DBCC’s obligations in the class action litigation matters described below. As described in Note 13 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, a part of the merger consideration was placed in escrow to indemnify the Company against a portion of the losses, if any, arising out of such class action litigation matters, subject to a cap and other conditions.
O&R Construction, LLC v. Dun & Bradstreet Credibility Corporation, et al., No. 2:12 CV 02184 (TSZ) (W.D. Wash.)
On December 13, 2012, plaintiff O&R Construction LLC filed a putative class action in the United States District Court for the Western District of Washington against the Company and DBCC. In May 2015, the Company acquired the parent company of DBCC, Credibility. The complaint alleged, among other things, that defendants violated the antitrust laws, used deceptive marketing practices to sell the CreditBuilder credit monitoring products and allegedly misrepresented the nature, need and value of the products. The plaintiff purports to sue on behalf of a putative class of purchasers of CreditBuilder and seeks recovery of damages and equitable relief. DBCC was served with the complaint on December 14, 2012. The Company was served with the complaint on December 17, 2012. On February 18, 2013, the defendants filed motions to dismiss the complaint. On April 5, 2013, plaintiff filed an amended complaint in lieu of responding to the motion. The amended complaint dropped the antitrust claims and retained the deceptive practices allegations. The defendants filed new motions to dismiss the amended complaint on May 3, 2013. On August 23, 2013, the Court heard the motions and denied DBCC’s motion but granted the Company’s motion. Specifically, the Court dismissed the contract claim against the Company with prejudice, and dismissed all the remaining claims against the Company without prejudice. On September 23, 2013, plaintiff filed a Second Amended Complaint (“SAC”). The SAC alleges claims for negligence, defamation and unfair business practices under Washington state law against the Company for alleged inaccuracies in small business credit reports.
The SAC also alleges liability against the Company under a joint venture or agency theory for practices relating to CreditBuilder. As against DBCC, the SAC alleges claims for negligent misrepresentation, fraudulent concealment, unfair and deceptive acts, breach of contract and unjust enrichment. DBCC filed a motion to dismiss the claims that were based on a joint venture or agency liability theory. The Company filed a motion to dismiss the SAC. On January 9, 2014, the Court heard argument on the defendants’ motions. It dismissed with prejudice the claims against the defendants based on a joint venture or agency liability theory. The Court denied the Company’s motion with respect to the negligence, defamation and unfair practices claims. On January 23, 2014, the defendants answered the SAC. At a court conference on December 17, 2014, plaintiff informed the Court that it would not be seeking to certify a nationwide class, but instead limit the class to CreditBuilder purchasers in Washington. On May 29, 2015, plaintiff filed motions for class certification against D&B and DBCC. On July 29, 2015, Defendants filed oppositions to the motions for class certification. In accordance with ASC 450, we do not have sufficient information upon which to determine that a loss in connection with this matter is probable, reasonably possible or estimable, and thus no reserve has been established nor has a range of loss been disclosed.
Die-Mension Corporation v. Dun & Bradstreet Credibility Corporation et al., No. 2:14-cv-00855 (TSZ) (W.D. Wash.) (filed as No. 1:14-cv-392 (N.D. Oh.))
On February 20, 2014, plaintiff Die-Mension Corporation (“Die-Mension”) filed a putative class action in the United States District Court for the Northern District of Ohio against the Company and DBCC, purporting to sue on behalf of a putative class of all purchasers of a CreditBuilder product in the United States or in such state(s) as the Court may certify. The complaint alleged that DBCC used deceptive marketing practices to sell the CreditBuilder credit monitoring products. As against the Company, the complaint alleged a violation of Ohio’s Deceptive Trade Practices Act (“DTPA”), defamation, and negligence. As against DBCC, the complaint alleged violations of the DTPA, negligent misrepresentation and concealment.
On March 4, 2014, in response to a direction from the Ohio court, Die-Mension withdrew its original complaint and filed an amended complaint. The amended complaint contains the same substantive allegations as the original complaint, but

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

limits the purported class to small businesses in Ohio that purchased the CreditBuilder product. On March 12, 2014, DBCC agreed to waive service of the amended complaint and on March 13, 2014, the Company agreed to waive service. On May 5, 2014, the Company and DBCC filed a Joint Motion to Transfer the litigation to the Western District of Washington. On June 9, 2014, the Ohio court issued an order granting the Defendants’ Joint Motion to Transfer. On June 22, 2014, the case was transferred to the Western District of Washington. Pursuant to an order entered on December 17, 2014 by the Washington court, this case was coordinated for pre-trial discovery purposes with related cases transferred to the Western District of Washington. On January 6, 2015, the Court entered a stipulation and order setting forth the case management schedule. On January 15, 2015, Defendants filed motions to dismiss the amended complaint. In response, Die-Mension filed a second amended complaint on March 13, 2015. On April 3, 2015, Defendants filed motions to dismiss the second amended complaint, and on May 22, 2015, Die-Mension filed its oppositions to the motions. Defendants filed reply briefs on June 12, 2015. On July 17, 2015, Die-Mension filed motions for class certification against the Company and DBCC.
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
On March 31, 2014, the Company agreed to waive service of the complaint and on April 2, 2014, DBCC agreed to waive service. On June 13, 2014, the Company and DBCC filed a Joint Unopposed Motion to Transfer the litigation to the Western District of Washington. On July 2, 2014, the California court granted the Defendants’ Joint Motion to Transfer, and on July 8, 2014, the case was transferred to the Western District of Washington. Pursuant to an order entered on December 17, 2014 by the Washington court, this case was coordinated for pre-trial discovery purposes with related cases transferred to the Western District of Washington. On January 6, 2015, the Court entered a stipulation and order setting forth the case management schedule. On January 15, 2015, Defendants filed motions to dismiss the complaint. In response, plaintiffs filed an amended complaint on March 13, 2015. On April 3, 2015, Defendants filed motions to dismiss the amended complaint, and on May 22, 2015, plaintiffs filed their oppositions to the motions. Defendants filed reply briefs on June 12, 2015. On July 17, 2015, Plaintiffs filed motions for class certification against the Company and DBCC.

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

On June 18, 2014, DBCC agreed to waive service of the complaint and on June 26, 2014, the Company agreed to waive service of the complaint. On August 4, 2014, the Company and DBCC filed a Joint Unopposed Motion to Transfer the litigation to the Western District of Washington. On September 8, 2014, the North Carolina court granted the motion to transfer, and on September 9, 2014, the case was transferred to the Western District of Washington. Pursuant to an order

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

entered on December 17, 2014 by the Washington court, this case was coordinated for pre-trial discovery purposes with related cases transferred to the Western District of Washington. On January 6, 2015, the Court entered a stipulation and order setting forth the case management schedule. On January 15, 2015, Defendants filed motions to dismiss the complaint. In response, Flow Sciences filed an amended complaint on March 13, 2015. On April 3, 2015, Defendants filed motions to dismiss the amended complaint, and on May 22, 2015, Flow Science filed its oppositions to the motions. Defendants filed reply briefs on June 12, 2015. On July 17, 2015, Flow Sciences filed motions for class certification against the Company and DBCC.

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

On June 26, 2014, the Company agreed to waive service of the complaint, and on July 2, 2014, DBCC agreed to waive service. On July 29, 2014, the Company and DBCC filed a Joint Unopposed Motion to Transfer the litigation to the Western District of Washington. On July 31, 2014, the New Jersey court granted the Defendants’ Joint Motion to Transfer, and the case was transferred to the Western District of Washington on August 20, 2014. Pursuant to an order entered on December 17, 2014 by the Washington court, this case was coordinated for pre-trial discovery purposes with related cases transferred to the Western District of Washington. On January 6, 2015, the Court entered a stipulation and order setting forth the case management schedule. On January 15, 2015, Defendants filed motions to dismiss the complaint. In response, Altaflo filed an amended complaint on March 13, 2015. On April 3, 2015, Defendants filed motions to dismiss the amended complaint, and on May 22, 2015, Altaflo filed its oppositions to the motions. Defendants filed reply briefs on June 12, 2015. On July 17, 2015, Altaflo filed motions for class certification against the Company and DBCC.

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

Note 8 -- Income Taxes
For the three months ended June 30, 2015, our effective tax rate was 34.6% as compared to 34.3% for the three months ended June 30, 2014. The effective tax rate for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, was negatively impacted by non-deductible transaction costs incurred as part of the acquisition of DBCC. For the three months ended June 30, 2015, there are no known changes in our effective tax rate that either have had or that we expect may reasonably have a material impact on our operations or future performance.
For the six months ended June 30, 2015, our effective tax rate was 32.6% as compared to (8.3)% for the six months ended June 30, 2014. The effective tax rate for the six months ended June 30, 2015, was positively impacted by earnings in jurisdictions with lower tax rates and negatively impacted by non-deductible transaction costs incurred as part of the acquisition of NetProspex and DBCC. The effective tax rate for the six months ended June 30, 2014 was positively impacted by the release of reserves of $58.7 million, net of cash paid, for uncertain tax positions due to the effective settlement of audits for the 2007 - 2009 tax years. For the six months ended June 30, 2015, there are no known changes in our effective tax rate that either have had or that we expect may reasonably have a material impact on our operations or future performance.
The total amount of gross unrecognized tax benefits as of June 30, 2015 was $25.6 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $23.8 million, net of related additional tax benefits. During the three months ended June 30, 2015, we decreased our unrecognized tax benefits by approximately $0.1 million, net of increases. During the six months ended June 30, 2015, we decreased our unrecognized tax benefits by approximately $0.5 million, net of increases. The decrease is primarily due to a settlement with taxing authorities within one of our state jurisdictions. We anticipate that it is reasonably possible that total unrecognized tax benefits will decrease by approximately $20 million within the next twelve months as a result of the expiration of applicable statutes of limitation.
We or one of our subsidiaries file income tax returns in the U.S. federal, and various state, local and foreign jurisdictions. In the U.S. federal jurisdiction, we are no longer subject to examination by the Internal Revenue Service (“IRS”) for years prior to 2011. In state and local jurisdictions, with a few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2010. In foreign jurisdictions, with a few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2009.
We recognize accrued interest expense related to unrecognized tax benefits in income tax expense. The total amount of interest expense recognized for the three month and six month periods ended June 30, 2015 was $0.2 million and $0.3 million, net of tax benefits, respectively, as compared to $0.4 million and $0.7 million, net of tax benefits, for the three month and six month periods ended June 30, 2014, respectively. The total amount of accrued interest as of June 30, 2015 was $3.2 million, net of tax benefits, as compared to $4.4 million, net of tax benefits, as of June 30, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

Note 9 -- Pension and Postretirement Benefits
The following table sets forth the components of the net periodic cost (income) associated with our pension plans and our postretirement benefit obligations:

	Pension Plans				Postretirement Benefit Obligations
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014	2015	2014	2015	2014
Components of Net Periodic Cost (Income):
Service Cost	$1.0	$1.0	$2.0	$2.1	$0.2	$0.2	$0.4	$0.4
Interest Cost	18.3	19.8	36.7	39.5	0.2	0.2	0.3	0.4
Expected Return on Plan Assets	(25.6)	(25.2)	(51.3)	(50.4)	—	—	—	—
Amortization of Prior Service Cost (Credit)	0.1	0.1	0.2	0.2	(0.1)	(0.4)	(0.3)	(0.8)
Recognized Actuarial Loss (Gain)	10.7	8.9	21.4	17.8	(0.6)	(0.2)	(1.0)	(0.5)
Net Periodic Cost (Income)	$4.5	$4.6	$9.0	$9.2	$(0.3)	$(0.2)	$(0.6)	$(0.5)
We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 that we expected to contribute approximately $22.4 million to our U.S. Non-Qualified plans and non-U.S. pension plans and that we expected to contribute approximately $2.7 million to our postretirement benefit plan for the year ended December 31, 2015. As of June 30, 2015, we have made contributions to our U.S. Non-Qualified and non-U.S. pension plans of $9.6 million and $3.6 million to our postretirement benefit plan. In addition, we received total subsidies of $3.9 million for the six months ended June 30, 2015, under the previous retiree medical program covered by a group-based company sponsored Medicare Part D program, or EGWP, which more than offset our year-to-date contributions. For the year ended December 31, 2015, we expect to make contributions of approximately $2.0 million for our postretirement benefit plan, net of subsidies received. Effective January 1, 2015, we provide our eligible retirees and dependents age 65 or older access to coverage in the individual Medicare market. We also provide an annual contribution towards retirees' premiums and other out-of-pocket expenses.
Note 10 -- Segment Information

The operating segments reported below are our segments for which separate financial information is available and upon which operating results are evaluated by management on a timely basis to assess performance and to allocate resources.
On January 1, 2015, to further align with our strategy, we began reporting our business through two segments:

•	Americas (which consists of our operations in the U.S., Canada and Latin America); and

•	Non-Americas (which primarily consists of our operations in the U.K., the Netherlands, Belgium, Australia (which we divested in June 2015), Greater China, India and our Worldwide Network).
Prior to January 1, 2015, we managed and reported our business through the following three segments:

•	North America (which consisted of our operations in the U.S. and Canada);

•	Asia Pacific (which primarily consisted of our operations in Australia (which we divested in June 2015), Greater China, India and Asia Pacific Worldwide Network); and

•	Europe and other International Markets (which primarily consisted of our operations in the U.K., the Netherlands, Belgium, Latin America and our European Worldwide Network).
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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Revenue:
Americas	$302.9	$287.5	$583.8	$569.4
Non-Americas	72.5	80.5	147.8	158.7
Consolidated Core	375.4	368.0	731.6	728.1
Divested and Other Businesses	—	—	—	0.1
Consolidated Total	$375.4	$368.0	$731.6	$728.2
Operating Income (Loss):
Americas	$67.2	$81.5	$135.1	$161.2
Non-Americas	18.7	22.4	40.6	41.0
Total Segments	85.9	103.9	175.7	202.2
Corporate and Other (1)	(27.7)	(20.8)	(52.4)	(39.4)
Consolidated Total	58.2	83.1	123.3	162.8
Non-Operating Income (Expense), Net (2)	(12.9)	(10.7)	(20.6)	(42.4)
Income Before Provision for Income Taxes and Equity in Net Income of Affiliates	$45.3	$72.4	$102.7	$120.4

(1)	The following table summarizes “Corporate and Other:”

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Corporate Costs	$(16.2)	$(14.6)	$(32.4)	$(28.0)
Restructuring Expense	(4.8)	(5.0)	(9.6)	(9.9)
Acquisition-Related Costs (a)	(5.9)	—	(9.2)	—
Legal and Other Professional Fees and Shut-Down Costs Related to Matters in China	(0.8)	(1.2)	(1.2)	(1.5)
Total Corporate and Other	$(27.7)	$(20.8)	$(52.4)	$(39.4)

(a) The acquisition-related costs (i.e., banker's fees) for the three month and six month periods ended June 30, 2015 were primarily related to the acquisition of DBCC and NetProspex. See Note 13 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

(2)	The following table summarizes “Non-Operating Income (Expense):”

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Interest Income	$0.4	$0.4	$0.8	$0.7
Interest Expense	(11.8)	(10.8)	(23.2)	(21.4)
Other Income (Expense) - Net (a)	(1.5)	(0.3)	1.8	(21.7)
Non-Operating Income (Expense) - Net	$(12.9)	$(10.7)	$(20.6)	$(42.4)

(a) The decrease in Other Income (Expense) - Net for the three months ended June 30, 2015 from same prior year period was mainly driven by higher expenses on debt-related costs and other non-recurring items. The increase in Other Income (Expense) - Net for the six months ended June 30, 2015 was primarily due to the reduction of a contractual receipt in the prior year under a tax allocation agreement between Moody’s Corporation and Dun & Bradstreet as it relates to the effective settlement of audits for the 2007 - 2009 tax years and an increase in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

dividend income from our minority-interest investments, partially offset by higher expenses in 2015 on debt-related costs and other non-recurring items.

Supplemental Geographic and Customer Solution Set Information:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Customer Solution Set Revenue:
Americas:
Risk Management Solutions	$174.4	$166.3	$334.8	$332.3
Sales & Marketing Solutions	128.5	121.2	249.0	237.1
Americas Core Revenue	302.9	287.5	583.8	569.4
Divested and Other Businesses	—	—	—	—
Total Americas Revenue	302.9	287.5	583.8	569.4

Non-Americas:
Risk Management Solutions	59.2	66.2	119.7	129.3
Sales & Marketing Solutions	13.3	14.3	28.1	29.4
Non-Americas Core Revenue	72.5	80.5	147.8	158.7
Divested and Other Businesses (3)	—	—	—	0.1
Total Non-Americas Revenue	72.5	80.5	147.8	158.8

Consolidated Total:
Risk Management Solutions	233.6	232.5	454.5	461.6
Sales & Marketing Solutions	141.8	135.5	277.1	266.5
Core Revenue	375.4	368.0	731.6	728.1
Divested and Other Businesses (3)	—	—	—	0.1
Consolidated Total Revenue	$375.4	$368.0	$731.6	$728.2

(3)
During the first quarter of 2014, we ceased the operations of our Ireland Small Corporate Registry Business in our Non-Americas segment. This business contributed less than 1% to our Non-Americas total revenue for the six months ended June 30, 2014. This business has been classified as “Divested and Other Businesses.”

The following table represents Divested and Other Businesses revenue by solution set:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Divested and Other Businesses:
Risk Management Solutions	$—	$—	$—	$0.1
Sales & Marketing Solutions	—	—	—	—
Total Divested and Other Businesses Revenue	$—	$—	$—	$0.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

	At June 30, 2015	At December 31, 2014
Assets:
Americas (4)	$1,353.0	$831.9
Non-Americas (5)	545.4	833.8
Total Segments	1,898.4	1,665.7
Corporate and Other (6)	194.3	320.5
Consolidated Total	$2,092.7	$1,986.2
Goodwill:
Americas	$570.3	$275.1
Non-Americas	144.4	153.0
Consolidated Total (7)	$714.7	$428.1

(4)
The increase in assets in the Americas segment to $1,353.0 million at June 30, 2015 from $831.9 million at December 31, 2014 was primarily due to the acquisition of DBCC and NetProspex (See Note 13 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q), partially offset by a decrease in accounts receivable compared to the fourth quarter of 2014 resulting from the cyclical sales pattern of our Americas business.

(5)
The decrease in assets in the Non-Americas segment to $545.4 million at June 30, 2015 from $833.8 million at December 31, 2014 was primarily driven by a net decrease in cash due to the acquisition of DBCC and the negative impact of foreign currency translation. Assets in Non-Americas included asset held for sale related to the divestiture of our business in ANZ of $172.9 million and $238.1 million for the periods ending June 30, 2015 and December 31, 2014, respectively.

(6)
The decrease in assets in Corporate and Other to $194.3 million at June 30, 2015 from $320.5 million at December 31, 2014 was primarily due to a decrease in deferred tax assets and lower cash due to: (i) the acquisition of DBCC during the second quarter of 2015 and NetProspex during the first quarter of 2015; and (ii) lower Rabbi Trust Assets due to payments.

(7)
The increase in total goodwill to $714.7 million at June 30, 2015 from $428.1 million at December 31, 2014 was primarily attributable to the goodwill of $297.1 million associated with the acquisition of NetProspex and DBCC, partially offset by the negative impact of foreign currency translation of $10.5 million. See Note 13 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

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
By their nature, all such instruments involve risk, including the credit risk of non-performance by counterparties. However, at June 30, 2015 and December 31, 2014, there was no significant risk of loss in the event of non-performance of the counterparties to these financial instruments. We control our exposure to credit risk through monitoring procedures.
Our trade receivables do not represent a significant concentration of credit risk at June 30, 2015 and December 31, 2014, because we sell to a large number of customers in different geographical locations and industries.
Interest Rate Risk Management
Our objective in managing our exposure to interest rates is to limit the impact of interest rate changes on our earnings, cash flows and financial position, and to lower our overall borrowing costs. To achieve these objectives, we maintain a policy

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

that floating-rate debt be managed within a minimum and maximum range of our total debt exposure. To manage our exposure and limit volatility, we may use fixed-rate debt, floating-rate debt and/or interest rate swaps. We recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. As of June 30, 2015, we did not have any interest rate derivatives outstanding.
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
In March 2012, in connection with our objective to manage our exposure to interest rate changes and our policy to manage our fixed and floating-rate debt mix, the interest rate derivatives discussed in the previous paragraph were terminated. This resulted in a gain of $0.3 million and the receipt of $5.0 million in cash on March 12, 2012, the swap termination settlement date. The gain of $0.3 million was recorded in “Other Income (Expense)—Net” in the consolidated statement of operations and comprehensive income (loss) during the year ended December 31, 2012.
Approximately $0.8 million of derivative gains partially offset by a $0.5 million loss on the fair value adjustment related to the hedged debt were recorded through the date of termination in the results for the three months ended March 31, 2012. The $4.9 million adjustment in the carrying amount of the hedged debt at the date of termination is being amortized as an offset to “Interest Expense” in our consolidated statement of operations and comprehensive income (loss) the remaining term of the 2015 notes. Approximately $0.6 million of amortization was recorded during the six months ended June 30, 2015, resulting in a balance of $0.6 million in the unaudited consolidated balance sheet at June 30, 2015.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

As of June 30, 2015 and 2014, the notional amounts of our foreign exchange contracts were $562.7 million and $299.7 million, respectively.
Fair Values of Derivative Instruments in the Consolidated Balance Sheet

	Asset Derivatives				Liability Derivatives
	June 30, 2015		December 31, 2014		June 30, 2015		December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other Current Assets	$0.1	Other Current Assets	$0.4	Other Accrued & Current Liabilities	$0.5	Other Accrued & Current Liabilities	$0.1
Total derivatives not designated as hedging instruments		$0.1		$0.4		$0.5		$0.1
Total Derivatives		$0.1		$0.4		$0.5		$0.1
Our foreign exchange forward contracts are not designated as hedging instruments under authoritative guidance.
The Effect of Derivative Instruments on the Consolidated Statement of Operations and Comprehensive Income (Loss)

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2015	2014	2015	2014
Foreign exchange forward contracts	Non-Operating Income (Expenses) – Net	$3.0	$4.0	$(6.0)	$(0.9)
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
The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value. Level inputs, as defined by authoritative guidance, are as follows:

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
The following table summarizes fair value measurements by level at June 30, 2015 for assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Balance at June 30, 2015
Assets:
Cash Equivalents (1)	$31.5	$—	$—	$31.5
Other Current Assets:
Foreign Exchange Forwards (2)	$—	$0.1	$—	$0.1
Liabilities:
Other Accrued and Current Liabilities:
Foreign Exchange Forwards (2)	$—	$0.5	$—	$0.5

(1)	Cash equivalents represent fair value as it consists of highly liquid investments with an original maturity of three months or less.

(2)	Primarily represents foreign currency forward contracts. Fair value is determined utilizing a market approach and considers a factor for nonperformance in the valuation.
There were no transfers between Levels 1 and 2 for the six months ended June 30, 2015.

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
There were no transfers between Levels 1 and 2 for the six months ended June 30, 2015 and during the year ended December 31, 2014.
At June 30, 2015 and December 31, 2014, the fair value of cash and cash equivalents, accounts receivable, other receivables and accounts payable approximated carrying value due to the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on valuation models using discounted cash flow methodologies with market data inputs from globally recognized data providers and third-party quotes from major financial institutions (categorized as Level II in the fair value hierarchy), are as follows:

	Balance at
	June 30, 2015		December 31, 2014
	Carrying Amount (Asset) Liability	Fair Value (Asset) Liability	Carrying Amount (Asset) Liability	Fair Value (Asset) Liability
Short-term and Long-term Debt	$1,346.6	$1,355.4	$1,047.5	$1,082.1
Credit Facilities	$439.4	$450.5	$604.5	$625.4
Items Measured at Fair Value on a Nonrecurring Basis
In addition to assets and liabilities that are recorded at fair value on a recurring basis, we are required to record assets and liabilities at fair value on a nonrecurring basis as required by GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges.
During the three month and six month periods ended June 30, 2015, we recorded a loss of $38.2 million related to the divestiture of our business in ANZ. Our business in ANZ, which was classified as discontinued operations and held for sale at June 30, 2015, was measured at the lower of its carrying amount or fair value less cost to sell based on Level II inputs. The loss was recorded in the results of the discontinued operations. See Note 15 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for further detail.
During the three month and six month periods ended June 30, 2014, we did not measure any assets or liabilities at fair value on a nonrecurring basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

Note 12 --	Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) (“AOCI”) as of June 30, 2015 and 2014:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, December 31, 2013	$(186.7)	$(552.2)	$0.1	$(738.8)
Other Comprehensive Income (Loss) Before Reclassifications	7.0	—	(0.1)	6.9
Amounts Reclassified From Accumulated Other Comprehensive Income (Loss), Net of Income Taxes	—	10.9	—	10.9
Balance, June 30, 2014	$(179.7)	$(541.3)	$—	$(721.0)

Balance, December 31, 2014	$(233.4)	$(688.7)	$—	$(922.1)
Other Comprehensive Income (Loss) Before Reclassifications	(53.7)	—	—	(53.7)
Amounts Reclassified From Accumulated Other Comprehensive Income (Loss), Net of Income Taxes	—	13.1	—	13.1
Balance, June 30, 2015	$(287.1)	$(675.6)	$—	$(962.7)
The following table summarizes the reclassifications out of AOCI as of June 30, 2015 and 2014:

Details About Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income is Presented	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
		Three Months Ended June 30,		Six Months Ended June 30,
		2015	2014	2015	2014
Defined Benefit Pension Plans:
Amortization of Prior Service Costs	Selling and Administrative Expenses	$—	$(0.2)	$(0.1)	$(0.4)
	Operating Expenses	—	(0.1)	—	(0.2)
Amortization of Actuarial Gain/Loss	Selling and Administrative Expenses	6.3	6.3	13.1	12.6
	Operating Expenses	3.8	2.4	7.3	4.7
Total Before Income Taxes		10.1	8.4	20.3	16.7
Income Tax (Expense) or Benefit		(3.5)	(2.9)	(7.2)	(5.8)
Total After Income Taxes		$6.6	$5.5	$13.1	$10.9

Total Reclassifications for the Period, Net of Income Taxes		$6.6	$5.5	$13.1	$10.9
Note 13 -- Acquisitions
Dun & Bradstreet Credibility Corporation
On May 12, 2015, we acquired a 100% equity interest in DBCC. DBCC provides business credit building and credibility solutions. The company’s headquarters is in Los Angeles, CA, with offices throughout the United States. As a result of this acquisition, we formed a new business, Dun & Bradstreet Emerging Businesses, a combination of DBCC’s technology and data solutions with Dun & Bradstreet’s small and mid-sized businesses. The new business has been established to expand our capabilities to deliver more sophisticated solutions to the diverse needs of emerging business customers. The results of DBCC have been included in our unaudited consolidated financial statements since the date of acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

The acquisition was accounted for in accordance with ASC 805 “Business Combination.” Total consideration included an initial cash payment of $320 million, subject to a working adjustment, at the closing of the transaction, and an earnout of up to $30 million based on the achievement of Sales, Earnings Before Interest, Tax, Depreciation and Amortization (“EBITDA”), operating expense and operating income targets through December 31, 2018. In connection with this potential earnout payment, we recorded total contingent consideration liability of $11.2 million, representing the estimated fair value of the contingent consideration we expect to pay. Of the $320 million initial cash payment, a part of the merger consideration was placed in escrow to indemnify the Company against a portion of the losses, if any, arising out of such class action litigation matters, subject to a cap and other conditions. (See Note 7 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q). As of the acquisition date, discovery in the cases are ongoing, and the Company is continuing to investigate the allegations. We therefore do not have sufficient information upon which to determine that a loss in connection with these litigations is probable, reasonably possible or estimable, and thus no reserve has been established nor has a range of loss been disclosed. Hence no associated indemnification asset was recognized on the acquisition date.
As a result of the acquisition, DBCC’s previous claim under its pending legal action against us was discontinued with prejudice. We also effectively terminated other preexisting contractual arrangements with DBCC. We have initially determined these preexisting relationships were settled at market value on the acquisition date and therefore no settlement gain or loss was recognized. Transaction costs of $6.9 million were included in operating expenses in the unaudited consolidated statement of operations and comprehensive income (loss). The acquisition was accounted for as a purchase transaction, and accordingly, the assets and liabilities of the acquired entity were recorded at their estimated fair values at the date of the acquisition.
The table below reflects the initial purchase price related to the acquisition and the resulting preliminary purchase price allocation:

	Amortization Life (years)	Acquisition
Current Assets		$2.0
Intangible Assets:
Reacquired Right	Indefinite	153.2
Customer Relationships	8.0	82.5
Technology	6.5	45.6
Goodwill	Indefinite	210.1
Other		3.5
Total Assets Acquired		$496.9

Deferred Revenue		$45.6
Deferred Tax Liability		107.0
Other Liabilities		13.1
Total Liabilities Assumed		$165.7

Total Upfront Purchase Price		$320.0
Fair Value of Contingent Consideration		11.2
Total Consideration		$331.2
Less:
Cash Assumed		—
Net Cash Consideration		$331.2
The fair value of the reacquired right intangible asset was determined by applying the income approach; specifically, a multiperiod excess earnings method.
The technology intangible asset represents DBCC’s innovative technology platform that enables product launching and fulfillment, customer relationship management, telephony, finance, data warehousing and business intelligence. The fair value of this intangible asset was determined by applying the income approach; specifically, a relief-from-royalty method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

The fair value of the customer relationships intangible asset was determined by applying the replacement cost approach.
The fair value of the contingent consideration was estimated based on an option-pricing model.
We believe that the information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but if facts and circumstances arise that necessitate change, we will adjust the associated fair values. Thus, the provisional measurements of fair value set forth above may be subject to further change.  We expect to complete the purchase accounting process as soon as practicable but no later than one year from the acquisition date.
The goodwill was assigned to our North America reporting unit, which is part of the Americas reportable segment. The value of the goodwill is associated with the strength of DBCC’s management team and its business model.  The combined expertise will enhance our ability to develop products and provide us growth opportunity with small and mid-size businesses. The intangible assets, with useful lives from 6.5 to 8 years, are being amortized over a weighted-average useful life of 7.5 years. The intangibles have been recorded within Other Intangibles in our consolidated balance sheet since the date of acquisition.
Tax Treatment of Goodwill
The goodwill acquired is not deductible for tax purposes.
NetProspex
On January 5, 2015, we acquired a 100% equity interest in NetProspex. NetProspex is based out of Waltham, Massachusetts and provides business-to-business professional contact data and data management services. The acquisition combines NetProspex’s comprehensive professional contact database with our global data and analytics. This will further enable our customers to better understand their ideal customers, identify and prioritize opportunities, and grow their business. The results of NetProspex have been included in our unaudited consolidated financial statements since the date of acquisition.
The acquisition was accounted for in accordance with ASC 805 “Business Combination.” The acquisition was valued at $124.5 million, net of cash assumed. Transaction costs of $2.2 million were included in operating expenses in the unaudited consolidated statement of operations and comprehensive income (loss). The acquisition was accounted for as a purchase transaction, and accordingly, the assets and liabilities of the acquired entity were recorded at their estimated fair values at the date of the acquisition.

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
On the acquisition date, certain of NetProspex’s outstanding options were accelerated for vesting. In accordance with ASC 805, the amounts paid for the acceleration of the vesting for the options that are without existing change in control clauses are treated as post-acquisition expense. As a result, $0.3 million was included in “Operating Costs” in our Americas segment for the three months ended March 31, 2015.
The technology intangible asset represents NetProspex’s data service platform and method to deliver customer services and solutions. The fair value of this intangible asset was determined by applying the income approach; specifically, a relief-from-royalty method.
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
We believe that the information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed, but if facts and circumstances arise that necessitate change, we will adjust the associated fair values. Thus, the provisional measurements of fair value set forth above may be subject to further change.  We expect to complete the purchase accounting process as soon as practicable but no later than one year from the acquisition date.
The goodwill was assigned to our North America reporting unit, which is part of the Americas reportable segment. The primary item that generated the goodwill is the value of NetProspex’s workforce and its process associated with product development which provides potential growth opportunity in Sales and Marketing Solutions. The intangible assets, with useful lives from 2 to 9 years, are being amortized over a weighted-average useful life of 6.5 years. The intangibles have been recorded as “Trademarks, Patents and Other” within Other Intangibles in our consolidated balance sheet since the date of acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

Tax Treatment of Goodwill
The goodwill acquired is not deductible for tax purposes.
Unaudited Pro Forma Financial Information
The following unaudited pro forma statements of operations data presents the combined results of the Company and its business acquisitions (DBCC and NetProspex) completed for the six months ended June 30, 2015, assuming that the business acquisitions completed during 2015 had occurred on January 1, 2014.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Reported GAAP Revenue (1)	$375.4	$368.0	$731.6	$728.2
Add: DBCC and NetProspex Preacquisition Revenue	15.8	37.3	49.8	72.9
Pro Forma Revenue	$391.2	$405.3	$781.4	$801.1

Reported GAAP Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders (2)	$(7.9)	$49.9	$33.1	$135.2

Pro Forma Adjustments - Net of Income Tax:
Preacquisition Net Income (Losses)	(3.3)	0.1	0.3	(0.3)
Amortization for Intangible Assets	(1.4)	(3.8)	(4.0)	(7.6)
Acquisition-Related Costs	4.0	—	6.6	(6.6)
Pro Forma Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders	$(8.6)	$46.2	$36.0	$120.7

(1)
Reported GAAP revenue includes revenue from DBCC and NetProspex since their respective acquisition dates of $17.1 million and $20.8 million, for the three month and six month periods ended June 30, 2015, respectively, net of the impact of the deferred revenue fair value adjustment of $6.2 million and $6.8 million, respectively.

(2)
Reported GAAP Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders includes net loss from DBCC and NetProspex since their respective acquisition dates of $4.0 million and $7.1 million for the three month and six month periods ended June 30, 2015, respectively.

Note 14 -- Contractual Obligations
Cognizant Technology Solutions
In June 2015, we amended and restated certain Statements of Work (“SOWs”) with Cognizant Technology Solutions (“CTS”) resulting in three-year fixed price SOWs effective June 1, 2015. Under the SOWs, CTS will provide global maintenance and support to more efficiently allow for consistent support levels, cost effectiveness, and overall vendor management. CTS will support our daily applications systems with the objective to improve customer satisfaction.
We can terminate the SOWs at any time with six months prior written notice. Total payments to CTS will aggregate to approximately $52 million through May 2018.
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
The agreement also specifies service level commitments that require CCMG to achieve customer satisfaction targets and a methodology for calculating service cost credits if CCMG fails to meet certain service levels. In addition, CCMG’s performance under the agreement will be measured in part by our overall satisfaction of the program as measured by a customer satisfaction survey completed by key internal business partners.
Effective January 1, 2015, we modified the original agreement to extend the services from December 31, 2016 through December 31, 2022.
In December 2011, we signed a five-year telephone agreement to support our small business customers’ telesales team. Effective January 1, 2015, this agreement was modified, extending the terms from December 31, 2016 through December 31, 2022.
After the first three years of service by CCMG, we have the right to terminate for convenience any or all of the services provided under the agreements upon one hundred eighty days prior written notice. The agreement provides for adjustments due to changes in volume, inflation and incremental project work. We incurred costs of approximately $21 million, $21 million, and $20 million for the years ended December 31, 2014, 2013, and 2012, respectively. Total payments to CCMG over the remaining terms of all contracts will aggregate to approximately $147 million.
As a result of the agreement with CTS effective June 1, 2015, and a modification to our business process outsourcing agreement with CCMG effective January 1, 2015, we have updated the following table as of June 30, 2015:

Contractual Obligations	2015	2016	2017	2018	2019	Thereafter	Total
Obligations to Outsourcers	$143.5	$93.1	$48.4	$28.8	$18.4	$56.2	$388.4
Note 15 -- Discontinued Operations
As part of our growth strategy, we decided to shift our business in ANZ to a Worldwide Network partner model. On June 12, 2015, we entered into an agreement with Archer Capital (“Archer”) to sell our business in ANZ. The transaction was completed on June 30, 2015 which is the third quarter of 2015 for ANZ because the financial statements for our subsidiaries outside the U.S. and Canada reflect a quarter end of May 31. The assets and liabilities of our business in ANZ were classified separately as “Current Assets from Discontinued Operations and Assets Held for Sale” and “Liabilities from Discontinued Operations” in our unaudited consolidated balance sheet as of June 30, 2015, in accordance to ASC 360, “Property, Plant and Equipment.” The results of the business were reflected as discontinued operations in the unaudited consolidated statements of operations and comprehensive income for all periods presented in the second quarter of 2015 in accordance with ASC 205-20, “Discontinued Operations.” In addition, a long-lived asset classified as held for sale is measured at the lower of its carrying amount or fair value less cost to sell.
The sale was valued at $169.1 million, of which we received proceeds of $159.0 million, subject to a working capital adjustment. The remaining proceeds of $10.1 million are being held in an escrow account until the resolution of certain contingent events as defined in the Share Sale Agreement. Under the agreement the escrow funds may be used to reimburse certain future costs incurred by Archer related to new supplier arrangements and specified technology and data operation infrastructure upgrades over the next three years. A reserve of $7.0 million was recorded based on our estimate of the probable outcome of the contingent events discussed above. As a result, we recorded a loss of $38.2 million on the disposal of our business in ANZ in the second quarter of 2015. Our business in ANZ was historically recorded in our Non-Americas segment.
In connection with the divestiture we also entered into a commercial service agreement with the initial term of five years through 2020. The agreement is renewable subject to certain terms and conditions. Under the agreement, Archer Capital will act as the exclusive distributor of our products and services in the ANZ territory, and we will act as Archer’s exclusive product distributor outside the ANZ territory. As part of this commercial service agreement, we also entered into a trademark license agreement with the same term as the commercial service agreement. Under the trademark agreement, Archer is granted an exclusive right to use our domain name and trademark in the ANZ territories with certain restrictions.  We will receive total royalty payments of approximately $8.0 million during the initial five-year period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

Results of the discontinued operations were comprised of:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$21.6	$25.0	$41.6	$46.7
Operating Expenses	4.1	7.3	7.7	13.0
Selling and Administrative Expenses	14.6	13.1	27.4	24.0
Depreciation and Amortization	2.4	2.7	4.9	5.2
Operating Costs	21.1	23.1	40.0	42.2
Operating Income (Loss)	0.5	1.9	1.6	4.5
Non-Operating Income (Expense) - Net	0.3	—	(1.6)	(1.8)
Income (Loss) before Provision for Income Taxes	0.8	1.9	—	2.7
Provision for Income Taxes	0.1	(0.3)	(2.2)	(2.1)
Income (Loss) from Discontinued Operations	$0.7	$2.2	$2.2	$4.8

Loss in Disposal, Net of Income Taxes	$(38.2)	$—	$(38.2)	$—
Assets and liabilities from discontinued operations related to the divestiture of our business in ANZ were comprised of:

	At June 30, 2015	At December 31, 2014
Cash and Cash Equivalents	$7.5	$3.0
Accounts Receivable	20.1	24.2
Deferred Income Tax	8.8	9.9
Property, Plant and Equipment	5.3	5.4
Computer Software	8.2	8.8
Other Intangibles	26.9	33.8
Goodwill	131.6	147.1
Other Long-Term Assets	2.7	5.9
Valuation Allowance for Carrying Value	(38.2)	—
Total Assets	$172.9	$238.1
Accounts Payable	$2.4	$3.4
Other Accrued and Current Liabilities	6.1	7.2
Accrued Income Tax	3.2	4.7
Deferred Revenue	14.5	17.9
Deferred Tax Liabilities	11.1	12.5
Other Long-Term Liabilities	4.2	7.3
Total Liabilities	$41.5	$53.0
Note 16 -- Subsequent Events
Dividend Declaration
In August 2015, the Board of Directors approved the declaration of a dividend of $0.4625 per share of common stock for the third quarter of 2015. This cash dividend will be payable on September 11, 2015 to shareholders of record at the close of business on August 26, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

Assignment of Certain Outsourcing Arrangements with Acxiom Corporation and Acxiom Limited
In connection with the sale by Acxiom Corporation (“Acxiom”) of its IT infrastructure management division to a third party which closed on July 31, 2015 (the “Transaction”), we have consented to the assignment by Acxiom of our Global Master Services Agreement with Acxiom, as amended (“GMSA”), and Statement of Work Number 9 and certain other agreements and obligations of Acxiom under the GMSA to Acxiom IT Outsourcing, Inc. and our DBIS Master Services Agreement with Acxiom Limited, as amended (“IMSA”), and Statement of Work I-9 and certain other agreements and obligations of Acxiom under the IMSA to Aspen Hivedown Limited. As a result of the Transaction, Acxiom IT Outsourcing, Inc. and Aspen Hivedown Limited are now indirectly owned by Charlesbank Capital Partners, M/C Partners and other co-investors (collectively, “Aspen”). Effective as of the closing of the Transaction, all rights, responsibilities, obligations and interests under the assigned agreements have been assumed by Aspen or an affiliate of Aspen. Acxiom and Acxiom Limited shall remain responsible for any and all obligations and liabilities, as applicable, that have accrued prior to the closing of the Transaction. We have retained our managed data services relationship with Acxiom, which accounts for approximately 15 percent of our existing relationship with Acxiom immediately prior to the Closing. Our aggregate financial commitment for all of the services to be provided by Acxiom and Aspen subsequent to the closing of the Transaction is equivalent to our pre-Transaction spend with Acxiom.

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
From time to time we have analyzed and we may continue to further analyze core revenue growth before the effects of foreign exchange among two components, “organic core revenue growth” and “core revenue growth from acquisitions.” We analyze “organic core revenue growth” and “core revenue growth from acquisitions” because management believes this information provides important insight into the underlying health of our business. Core revenue includes the revenue from acquired businesses from the date of acquisition. Organic revenue is intended to exclude revenue from acquired businesses in order to understand the growth of our existing business. When acquired businesses are merged with our existing businesses, we may need to approximate organic growth.

Effective January 1, 2015, in addition to reporting GAAP results, the Company evaluates performance and reports on a total company basis and on a business segment level basis its results (such as revenue, operating income, operating income growth, operating margin, net income, tax rate and diluted earnings per share) on an “As Adjusted” basis. The term “As Adjusted” results refers to the following: the elimination of the effect on revenue due to purchase accounting fair value adjustments to deferred revenue; restructuring charges; other non-core gains and charges (such as gains and losses on sales of businesses, impairment charges and tax settlements); acquisition and divestiture-related fees (such as costs for bankers, legal fees, diligence costs and retention payments); and acquisition-related intangible amortization expense. A recurring component of our “As Adjusted” basis is our restructuring charges, which we believe do not reflect our underlying business performance. Such charges are variable from period to period based upon actions identified and taken during each period. Additionally, our “As Adjusted” results exclude the results of Discontinued Operations. Management reviews operating results on an “As Adjusted” basis on a monthly basis and establishes internal budgets and forecasts based upon such measures. Management further establishes annual and long-term compensation such as salaries, target cash bonuses and target equity compensation amounts based on performance on an “As Adjusted” basis and a significant percentage weight is placed upon performance on an “As Adjusted” basis in determining whether performance objectives have been achieved. Management believes that by reflecting these adjustments to our GAAP financial measures, business leaders are provided incentives to recommend and execute actions rather than being influenced by the potential impact one of these items can have in a particular period on their compensation. The Company adjusts for these items because they do not reflect the Company's underlying business performance and they may have a disproportionate positive or negative impact on the results of its ongoing business operations. We believe that the use of our non-GAAP financial measures provides useful supplemental information to our investors.
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
We report and monitor the performance of our Risk Management Solutions as Trade Credit and Other Enterprise Risk Management, and the results of our Sales & Marketing Solutions as Traditional Prospecting Solutions and Advanced Marketing Solutions. Trade Credit represents our traditional commercial credit products such as DNBi and all other products that help customers assess payment risk. Other Enterprise Risk Management includes all of our remaining Risk Management products, such as our compliance, supply chain, credit on self and D&B Direct risk solutions. Traditional Prospecting Solutions includes our Hoovers, our educational marketing business Market Data Retrieval (“MDR”) and marketing list solutions. Advanced Marketing Solutions includes all of our remaining Sales & Marketing Solutions products including Optimizer, NetProspex and Data-as-a-Service (“DaaS”) (Customer Relationship Management (“CRM”) and D&B Direct sales and marketing solutions).
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
The adjustments discussed herein to our results as determined under generally accepted accounting principles in the United States of America (“GAAP”) are among the primary indicators management uses as a basis for our planning and forecasting of future periods, to allocate resources, to evaluate business performance and, as noted above, for compensation purposes. However, these financial measures (e.g., results on an “As Adjusted” basis and free cash flow) are not prepared in accordance with GAAP, and should not be considered in isolation or as a substitute for total revenue, operating income, operating income growth, operating margin, net income, tax rate, diluted earnings per share, or net cash provided by operating activities, investing activities and financing activities prepared in accordance with GAAP. In addition, it should be noted that because not all companies calculate these financial measures similarly, or at all, the presentation of these financial measures is not likely to be comparable to measures of other companies.
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

•
Non-Americas (which primarily consists of our operations in the United Kingdom (“U.K.”), the Netherlands, Belgium, Australia (which we divested in June 2015), Greater China, India and our Worldwide Network).

Prior to January 1, 2015, we managed and reported our business through the following three segments:

•	North America (which consisted of our operations in the U.S. and Canada);

•	Asia Pacific (which primarily consisted of our operations in Australia (which we divested in June 2015), Greater China, India and Asia Pacific Worldwide Network); and

•	Europe and other International Markets (which primarily consisted of our operations in the U.K., the Netherlands, Belgium, Latin America and our European Worldwide Network).

The financial statements of our subsidiaries outside of the U.S. and Canada reflect results for the three month and six month periods ended May 31 in order to facilitate the timely reporting of the unaudited consolidated financial results and unaudited consolidated financial position.
The following table presents the contribution by segment to total revenue and core revenue:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Total Revenue:
Americas	81%	78%	80%	78%
Non-Americas	19%	22%	20%	22%
Core Revenue:
Americas	81%	78%	80%	78%
Non-Americas	19%	22%	20%	22%
The following table presents contributions by customer solution set to total revenue and core revenue:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Total Revenue by Customer Solution Set (1):
Risk Management Solutions	62%	63%	62%	63%
Sales & Marketing Solutions	38%	37%	38%	37%
Core Revenue by Customer Solution Set:
Risk Management Solutions	62%	63%	62%	63%
Sales & Marketing Solutions	38%	37%	38%	37%

(1)
Our Divested and Other Businesses contributed less than 1% to our total consolidated revenue for the six months ended June 30, 2014. See Note 10 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further detail.

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

Consolidated Revenue
The following table presents our core and total revenue by segment:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(Amounts in millions)		(Amounts in millions)
Revenue:
Americas	$302.9	$287.5	$583.8	$569.4
Non-Americas	72.5	80.5	147.8	158.7
Core Revenue	375.4	368.0	731.6	728.1
Divested and Other Businesses	—	—	—	0.1
Total Revenue	$375.4	$368.0	$731.6	$728.2
The following table presents our core and total revenue by customer solution set:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(Amounts in millions)		(Amounts in millions)
Revenue:
Risk Management Solutions	$233.6	$232.5	$454.5	$461.6
Sales & Marketing Solutions	141.8	135.5	277.1	266.5
Core Revenue	375.4	368.0	731.6	728.1
Divested and Other Businesses	—	—	—	0.1
Total Revenue	$375.4	$368.0	$731.6	$728.2
Three Months Ended June 30, 2015 vs. Three Months Ended June 30, 2014
Total and core revenue increased $7.4 million, or 2% (5% increase before the effect of foreign exchange), for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. The increase in total revenue was driven by an increase in Americas total revenue of $15.4 million, or 5% (6% increase before the effect of foreign exchange), partially offset by a decrease in Non-Americas total revenue of $8.0 million, or 10% (less than 1% decrease before the effect of foreign exchange).
During the three months ended June 30, 2015, we acquired a 100% equity interest in Dun & Bradstreet Credibility Corp (“DBCC”). In accordance with ASC 805, “Business Combinations,” deferred revenue at the acquisition date was recorded at fair value based on the estimated cost to provide the related services plus a reasonable profit margin on such costs. The impact of the deferred revenue fair value adjustment was a reduction of $6.2 million for the three months ended June 30, 2015, inclusive of the deferred revenue fair value adjustment related to NetProspex, an acquisition completed in the first quarter of 2015. See Note 13 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further details.
The increase in total and core revenue was primarily due to:

•	Increased revenue associated with our acquisitions of: (i) DBCC, which was completed during the second quarter of 2015; and (ii) NetProspex, which was completed during the first quarter of 2015; and

•	Growth in our DaaS CRM alliances;

partially offset by:

•	The negative impact of foreign exchange; and

•	Decreased revenue of our subscription plans primarily due to a decline in sales in prior quarters.

Customer Solution Sets
On a customer solution set basis, core revenue reflects:

•
A $1.1 million, or less than 1% increase (4% increase before the effect of foreign exchange), in Risk Management Solutions. The increase was driven by an increase in revenue in Americas of $8.1 million, or 5% (6% increase before the effect of foreign exchange), partially offset by a decrease in revenue in Non-Americas of $7.0 million, or 11% (1% decrease before the effect of foreign exchange); and

•
A $6.3 million, or 5% increase (6% increase before the effect of foreign exchange), in Sales & Marketing Solutions. The increase was driven by an increase in revenue in Americas of $7.3 million, or 6% (both before and after the effect of foreign exchange), partially offset by a decrease in Non-Americas of $1.0 million, or 7% (2% increase before the effect of foreign exchange).

Six Months Ended June 30, 2015 vs. Six Months Ended June 30, 2014
Total revenue increased $3.4 million or less than 1% (3% increase before the effect of foreign exchange), for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The increase in total revenue was driven by a an increase in Americas total revenue of $14.4 million, or 3% (both before and after the effect of foreign exchange), partially offset by decrease in Non-Americas total revenue of $11.0 million, or 7% (1% increase before the effect of foreign exchange).
During the six months ended June 30, 2015, we acquired a 100% equity interest in DBCC and a 100% equity interest in NetProspex. The impact of the deferred revenue fair value adjustment was a reduction of $6.8 million for the six months ended June 30, 2015. See Note 13 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further details.
Non-Americas total revenue was impacted by the ceasing of operations of our Ireland Small Corporate Registry Business, during the first quarter of 2014, which was reclassified as Divested and Other Businesses.
Core revenue, which reflects total revenue less revenue from Divested and Other Businesses, increased $3.5 million, or less than 1% (3% increase before the effect of foreign exchange), for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. The increase was primarily due to:

•	Increased revenue associated with our acquisitions of: (i) DBCC, which was completed during the second quarter of 2015; and (ii) NetProspex, which was completed during the first quarter of 2015; and

•	Growth in our DaaS CRM alliances;

partially offset by:

•	The negative impact of foreign exchange; and

•	Decreased revenue of our subscription plans primarily due to a decline in sales in prior quarters.
Customer Solution Sets
On a customer solution set basis, core revenue reflects:

•
A $7.1 million, or 2% decrease (1% increase before the effect of foreign exchange), in Risk Management Solutions. The decrease was driven by a decrease in revenue in Non-Americas of $9.6 million, or 7% (1% increase before the effect of foreign exchange), partially offset by an increase in revenue in Americas of $2.5 million, or 1% (both before and after the effect of foreign exchange); and

•
A $10.6 million, or 4% increase (5% increase before the effect of foreign exchange), in Sales & Marketing Solutions. The increase was driven by an increase in revenue in Americas of $11.9 million, or 5% (both before and after the effect of foreign exchange), partially offset by a decrease in Non-Americas of $1.3 million, or 5% (3% increase before the effect of foreign exchange).

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
During the three month and six month periods ended June 30, 2015, we incurred $0.8 million and $1.2 million of legal and other professional fees related to matters in China, respectively, as compared to $1.3 million and $1.6 million of legal and other professional fees related to matters in China for the three month and six month periods ended June 30, 2014, respectively.
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
Consolidated Operating Costs
The following table presents our consolidated operating costs and operating income for the three month and six month periods ended June 30, 2015 and 2014:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(Amounts in millions)		(Amounts in millions)
Operating Expenses	$136.4	$124.3	$267.4	$246.9
Selling and Administrative Expenses	161.9	142.2	304.8	281.8
Depreciation and Amortization	14.1	13.4	26.5	26.8
Restructuring Charge	4.8	5.0	9.6	9.9
Operating Costs	$317.2	$284.9	$608.3	$565.4
Operating Income	$58.2	$83.1	$123.3	$162.8
Operating Expenses
Operating expenses increased $12.1 million, or 10%, and $20.5 million, or 8%, for the three month and six month periods ended June 30, 2015, respectively, compared to the three month and six month periods ended June 30, 2014, respectively. The increase was primarily due to the following:

•	Increased costs in data and technology as a result of our strategic investments; and

•	Increased costs associated with our acquisition of: (i) DBCC during the second quarter of 2015; and (ii) NetProspex during the first quarter of 2015;

partially offset by:

•	The positive impact of foreign exchange.
Selling and Administrative Expenses
Selling and administrative expenses increased $19.7 million, or 14%, and $23.0 million, or 8%, for the three month and six month periods ended June 30, 2015, respectively, compared to the three month and six month periods ended June 30, 2014, respectively. The increase was primarily due to:

•	Increased costs associated with our acquisition of: (i) DBCC during the second quarter of 2015; and (ii) NetProspex during the first quarter of 2015; and

•	Increased costs associated with our brand modernization effort;

partially offset by:

•	The positive impact of foreign exchange.
Matters Impacting Both Operating Expenses and Selling and Administrative Expenses
Pension, Postretirement and 401(k) Plan
We had net pension cost of $4.5 million and $9.0 million for the three month and six month periods ended June 30, 2015, respectively, compared with $4.6 million and $9.2 million for the three month and six month periods ended June 30, 2014, respectively. The pension cost in 2015 was favorably impacted by a lower discount rate at December 31, 2014 for our U.S. plans and a higher expected return on plan assets in 2015. The lower discount rate resulted in lower interest cost and the higher expected return on plan assets in 2015 was due to a higher market-related value of plan assets at January 1, 2015. These decreases in net pension cost were essentially offset by higher actuarial losses amortization in 2015 as a result of the adoption of new mortality tables and a lower discount rate at December 31, 2014. The discount rate applied to our U.S. plans at January 1, 2015 is 3.60%, an 84 basis points decrease from the 4.44% discount rate used for 2014.
We had postretirement benefit income of $0.3 million and $0.6 million for the three month and six month periods ended June 30, 2015, respectively, compared with $0.2 million and $0.5 million for the three month and six month periods ended June 30, 2014, respectively. Postretirement benefit income in 2015 was favorably impacted by the amortization of the prior service credit established in the third quarter of 2014. In July 2014, we amended our post-65 retiree health plan to eliminate our group-based retiree medical and prescription plans effective December 31, 2014. Effective January 1, 2015, we provide eligible retirees and dependents age 65 or older access to coverage in the individual Medicare market. We also provide an annual contribution towards retirees’ premiums and other out-of-pocket costs. As a result of this change, we reduced our accumulated postretirement obligation by $4.9 million in the third quarter of 2014, which is amortized over approximately three years. The amortization of the prior service credit noted above was offset by the impact associated with the prior service credit established on July 1, 2010 which was fully amortized in the fourth quarter of 2014.
We had expense associated with our 401(k) Plan of $2.2 million and $5.9 million for the three month and six month periods ended June 30, 2015, respectively, compared with $1.7 million and $4.4 million for the three month and six month periods ended June 30, 2014, respectively. Higher expense in 2015 was primarily due to higher company matching contributions associated with higher compensation for the three month and six month periods ended June 30, 2015 as compared to the three month and six month periods ended June 30, 2014.
Stock-Based Compensation
For the three month and six month periods ended June 30, 2015, we recognized total stock-based compensation expense of $5.1 million and $7.4 million, respectively, compared to $2.7 million and $4.6 million for the three month and six month periods ended June 30, 2014, respectively.
Expense associated with our stock option programs was $0.1 million and $0.2 million for the three month and six month periods ended June 30, 2015, respectively, compared to $0.2 million and $0.5 million for the three month and six month periods ended June 30, 2014, respectively. The decrease was primarily due to changes in 2013 to our executive compensation program where the annual grants of stock options were replaced by grants of performance-based restricted stock units.

Expense associated with restricted stock unit and restricted stock opportunity awards was $4.7 million and $6.7 million for the three month and six month periods ended June 30, 2015, respectively, compared to $2.3 million and $3.7 million for the three month and six month periods ended June 30, 2014, respectively. The increase was primarily due to our increased use of performance-based restricted stock units, as well as higher grant date fair values related to the 2015 performance-based restricted stock unit awards, partially offset by the impact of higher forfeitures.
Expense associated with our Employee Stock Purchase Plan (“ESPP”) was $0.3 million and $0.5 million for the three month and six month periods ended June 30, 2015, respectively, compared to $0.2 million and $0.4 million for the three month and six month periods ended June 30, 2014, respectively.
We expect total equity-based compensation of approximately $18.5 million for 2015. We consider these costs to be part of our compensation costs and, therefore, they are included in operating expenses and in selling and administrative expenses, based upon the classifications of the underlying compensation costs.
Depreciation and Amortization
Depreciation and amortization increased $0.7 million, or 6%, for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. This increase was primarily due our acquisitions of: (i) DBCC during the second quarter of 2015; and (ii) NetProspex during the first quarter of 2014, partially offset by the completion of the depreciable lives of certain assets.
Depreciation and amortization decreased $0.3 million, or 1%, for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. This decrease was primarily due to the completion of the depreciable lives of certain assets, partially offset by our acquisitions of: (i) DBCC during the second quarter of 2015; and (ii) NetProspex during the first quarter of 2014.
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
Three Months Ended June 30, 2015 vs. Three Months Ended June 30, 2014
During the three months ended June 30, 2015, we recorded a $4.8 million restructuring charge. The significant components of this charge included:

•
Severance and termination costs of $4.8 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 50 employees were impacted. Of these 50 employees, approximately 40 employees exited the

Company in the second quarter of 2015, with the remaining primarily exiting in the third quarter of 2015. The cash payments for these employees will be substantially completed by the first quarter of 2016; and

•	There were no contract termination, lease termination obligations and other exit costs.
During the three months ended June 30, 2014, we recorded a $5.0 million restructuring charge. The significant components of this charge included:

•
Severance and termination costs of $3.3 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 45 employees were impacted. Of these 45 employees, approximately 25 employees exited the Company in the second quarter of 2014, with the remaining primarily having exited in the third quarter of 2014. The cash payments for these employees were substantially completed by the first quarter of 2015; and

•	Contract termination, lease termination obligations and other exit costs including those to consolidate or close facilities of $1.7 million.
Six Months Ended June 30, 2015 vs. Six Months Ended June 30, 2014
During the six months ended June 30, 2015, we recorded a $9.6 million restructuring charge. The significant components of this charge included:

•
Severance and termination costs of $9.5 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 135 employees were impacted. Of these 135 employees, approximately 125 employees exited the Company in the first half of 2015, with the remaining primarily exiting in the third quarter of 2015. The cash payments for these employees will be substantially completed by the first quarter of 2016; and

•	Contract termination, lease termination obligations and other exit costs including those to consolidate or close facilities of $0.1 million.

During the six months ended June 30, 2014, we recorded a $9.9 million restructuring charge. The significant components of this charge included:

•
Severance and termination costs of $8.0 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 100 employees were impacted. Of these 100 employees, approximately 80 employees exited the Company in the first half of 2014, with the remaining primarily having exited in the second half of 2014. The cash payments for these employees were substantially completed by the first quarter of 2015; and

•	Contract termination, lease termination obligations and other exit costs including those to consolidate or close facilities of $1.9 million.

Interest Income (Expense) — Net
The following table presents our “Interest Income (Expense) – Net” for the three month and six month periods ended June 30, 2015 and 2014:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(Amounts in millions)		(Amounts in millions)
Interest Income	$0.4	$0.4	$0.8	$0.7
Interest Expense	(11.8)	(10.8)	(23.2)	(21.4)
Interest Income (Expense) – Net	$(11.4)	$(10.4)	$(22.4)	$(20.7)
Interest income was flat and increased $0.1 million, or 2%, for the three month and six month periods ended June 30, 2015, respectively, as compared to the three month and six month periods ended June 30, 2014, respectively. The increase in interest income for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 is primarily attributable to higher amounts of invested cash.

Interest expense increased $1.0 million, or 10%, and $1.8 million, or 9%, for the three month and six month periods ended June 30, 2015, respectively, as compared to the three month and six month periods ended June 30, 2014, respectively. The increase in interest expense is primarily attributable to higher amounts of average debt outstanding.

Other Income (Expense) — Net
The following table presents our “Other Income (Expense) — Net” for the three month and six month periods ended June 30, 2015 and 2014:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(Amounts in millions)		(Amounts in millions)
Effect of Legacy Tax Matters (a)	$0.1	$0.1	0.1	(21.5)
Miscellaneous Other Income (Expense) – Net (b)	(1.6)	(0.4)	1.7	(0.2)
Other Income (Expense) – Net	$(1.5)	$(0.3)	$1.8	$(21.7)

(a)
During the six months ended June 30, 2014, we recognized the reduction of a contractual receipt under a tax allocation agreement between Moody's Corporation and Dun & Bradstreet as it relates to the effective settlement of audits for the 2007 - 2009 tax years.

(b)
Miscellaneous Other Income (Expense) – Net increased during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014 primarily due to higher expenses on debt-related costs and other non-recurring items. Miscellaneous Other Income (Expense) – Net increased during the six months ended June 30, 2015 as compared to the six months ended June 30, 2014 primarily due to an increase in dividend income from our minority-interest investments, partially offset by higher expenses in 2015 on debt-related costs and other non-recurring items.

Provision for Income Taxes
For the three months ended June 30, 2015, our effective tax rate was 34.6% as compared to 34.3% for the three months ended June 30, 2014. The effective tax rate for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, was negatively impacted by non-deductible transaction costs incurred as part of the acquisition of DBCC. For the three months ended June 30, 2015, there are no known changes in our effective tax rate that either have had or that we expect may reasonably have a material impact on our operations or future performance.
For the six months ended June 30, 2015, our effective tax rate was 32.6% as compared to (8.3)% for the six months ended June 30, 2014. The effective tax rate for the six months ended June 30, 2015, was positively impacted by earnings in jurisdictions with lower tax rates and negatively impacted by non-deductible transaction costs incurred as part of the acquisition of NetProspex and DBCC. The effective tax rate for the six months ended June 30, 2014 was positively impacted by the release of reserves of $58.7 million, net of cash paid, for uncertain tax positions due to the effective settlement of audits for the 2007 - 2009 tax years. For the six months ended June 30, 2015, there are no known changes in our effective tax rate that either have had or that we expect may reasonably have a material impact on our operations or future performance.
Discontinued Operations
In June 2015, we divested our business in Australia and New Zealand (“ANZ”) for $169.1 million, which was part of our Non-Americas segment, and we have classified its assets and liabilities as “Current Assets from Discontinued Operations and Held for Sale” and “Liabilities from Discontinued Operations” in our unaudited consolidated balance sheet at June 30, 2015. Accordingly, we have reclassified the historical financial results of our business in ANZ as discontinued operations for all periods presented as set forth in Item 1. of this Quarterly Report on Form 10-Q. In connection with this divestiture, we have also recorded a loss of $38.2 million (both pre-tax and after tax) on the disposal of our business in ANZ in the second quarter of 2015 in the unaudited consolidated statement of operations and comprehensive income (loss). As of June 30, 2015, we received proceeds of $159.0 million in our Non-Americas operations, which will be reflected in our third quarter results. See Note 15 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further detail.
Earnings per Share
We assess if any of our share-based payment transactions are deemed participating securities prior to vesting and therefore need to be included in the earnings allocation when computing Earnings Per Share (“EPS”) under the two-class method. The two-class method requires earnings to be allocated between common shareholders and holders of participating securities. All outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be a separate class of common stock and should be included in the calculation of basic and diluted EPS. Based on a review of our stock-based awards, we have determined that for the each of the three month and six month periods ended June 30, 2015 and 2014, none of our outstanding awards were deemed to be participating securities.

We are required to include in our computation of diluted EPS any contingently issuable shares that have satisfied all the necessary conditions by the end of the reporting period or that would have satisfied all necessary conditions if the end of the reporting period was the end of the performance period. Contingently issuable shares are shares the issuance of which is contingent upon the satisfaction of certain conditions other than just services. Beginning in 2013, we granted certain employees target awards of performance-based restricted stock units, in the form of leveraged restricted stock units or performance units. As the actual number of Dun & Bradstreet common shares ultimately received by the employee can range from zero to 200% of the target award depending on the Company’s actual performance against the pre-established market conditions or performance conditions, these awards are considered contingently issuable shares.
The following table sets forth our EPS for the three month and six month periods ended June 30, 2015 and 2014:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
Basic Earnings (Loss) Per Share of Common Stock:
Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$0.82	$1.30	$1.92	$3.52
Income (Loss) from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	(1.04)	0.06	(1.00)	0.13
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders	(0.22)	1.36	0.92	3.65
Diluted Earnings (Loss) Per Share of Common Stock:
Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$0.81	$1.29	$1.90	$3.49
Income (Loss) from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	(1.03)	0.06	(0.99)	0.13
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders	$(0.22)	$1.35	$0.91	$3.62
For the three months ended June 30, 2015, basic and diluted EPS attributable to Dun & Bradstreet common shareholders decreased 116%, compared with the three months ended June 30, 2014, due to a decrease of 116% in Net Income Attributable to Dun & Bradstreet common shareholders primarily due to the loss on the disposal of our business in ANZ and lower net income from continuing operations, partially offset by a 2% and a 1% reduction in the weighted average number of basic and diluted shares outstanding, respectively, resulting from our prior year total share repurchases.
For the six months ended June 30, 2015, basic and diluted EPS attributable to Dun & Bradstreet common shareholders decreased 75%, compared with the six months ended June 30, 2014, due to a decrease of 76% in Net Income Attributable to Dun & Bradstreet common shareholders primarily due to: (i) lower net income from continuing operations mainly related to the effective settlement of audits for the 2007 - 2009 tax years; and (ii) the loss on the disposal of our business in ANZ, partially offset by a 3% and a 2% reduction in the weighted average number of basic and diluted shares outstanding, respectively, resulting from our prior year total share repurchases.
Segment Results
On January 1, 2015, to further align with our strategy, we began reporting our business through two segments:

•	Americas (which consists of our operations in the U.S., Canada and Latin America); and

•	Non-Americas (which primarily consists of our operations in the U.K., the Netherlands, Belgium, Australia (which we divested in June 2015), Greater China, India and our Worldwide Network).
The segments reported below, Americas and Non-Americas, are our segments for which separate financial information is available, and upon which operating results are evaluated on a timely basis to assess performance and to allocate resources.

Americas
Americas is our largest segment, representing 81% and 80% of our total and core revenue for the three month and six month periods ended June 30, 2015, respectively, as compared to 78% of our total and core revenue for each of the three month and six month periods ended June 30, 2014.
The following table presents our Americas revenue by customer solution set and Americas operating income for the three month and six month periods ended June 30, 2015 and 2014:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(Amounts in millions)		(Amounts in millions)
Revenue:
Risk Management Solutions	$174.4	$166.3	$334.8	$332.3
Sales & Marketing Solutions	128.5	121.2	249.0	237.1
Americas Total and Core Revenue	$302.9	$287.5	$583.8	$569.4
Operating Income	$67.2	$81.5	$135.1	$161.2
Three Months Ended June 30, 2015 vs. Three Months Ended June 30, 2014
Americas Overview
Americas total and core revenue increased $15.4 million, or 5% (6% increase before the effect of foreign exchange), for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014. During the three months ended June 30, 2015, we acquired a 100% equity interest in DBCC. The impact of the deferred revenue fair value adjustment was a reduction of $6.2 million for the three months ended June 30, 2015, inclusive of the deferred revenue fair value adjustment related to NetProspex, an acquisition completed in the first quarter of 2015. See Note 13 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further details.
Americas Customer Solution Sets
On a customer solution set basis, the $15.4 million increase in total and core revenue for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, reflects:
Risk Management Solutions
An increase in Risk Management Solutions of $8.1 million, or 5% (6% increase before the effect of foreign exchange) attributable to:

Trade Credit, which accounted for 75% of total Americas Risk Management Solutions, decreased 3% (both before and after the effect of foreign exchange) primarily attributable to:

•	Decreased revenue due to certain customers shifting from subscription based plans to usage based plans;

•
Declining sales performance in prior quarters of DNBi due to the ratable nature of DNBi revenue as well as competition, partially offset by one large customer that converted from another Risk Management Solution product to DNBi in order to take advantage of the advanced functionality that DNBi offers. DNBi revenue was down 1% in the second quarter of 2015 compared to a 4% decline in the prior year quarter. While DNBi retention continued to be in the low 90% range, and the increase in pricing continued to be in the low single digits, we are not generating enough new customers to offset normal attrition;

partially offset by:

•
Increased revenue associated with our acquisition of DBCC, which was completed during the three months ended June 30, 2015, net of the impact of the deferred revenue fair value adjustment of $0.6 million for the three months ended June 30, 2015.

We continue to expect DNBi to be down for the full year but the rate of decline should improve as compared to last year.

Other Enterprise Risk Management, which accounted for 25% of total Americas Risk Management Solutions, increased 40% (both before and after the effect of foreign exchange), primarily due to:

•
Increased revenue associated with our acquisition of DBCC, which was completed during the three months ended June 30, 2015, net of the impact of the deferred revenue fair value adjustment of $4.0 million for the three months ended June 30, 2015;

•	Increased revenue associated with the timing of a certain contract; and

•	Growth and higher usage of our D&B Direct product;

partially offset by:

•	Decreased customer spend for our Supply product.
Sales & Marketing Solutions
An increase in Sales & Marketing Solutions of $7.3 million, or 6% (both before and after the effect of foreign exchange) primarily attributable to:
Traditional Prospecting Solutions, which accounted for 26% of total Americas Sales & Marketing Solutions, is flat (both before and after the effect of foreign exchange) reflecting:

•
Increased revenue associated with our acquisition of DBCC, which was completed during the three months ended June 30, 2015, net of the impact of the deferred revenue fair value adjustment of $1.1 million for the three months ended June 30, 2015;

partially offset by:

•	Decreased revenue in Hoover's, primarily due to declining sales performance in prior quarters, driven by reduced customer spend and competitive pressures.
Advanced Marketing Solutions, which accounted for 74% of total Americas Sales & Marketing Solutions, increased 8% (9% increase before the effect of foreign exchange). The increase was primarily due to:

•
Increased revenue associated with our acquisition of NetProspex, which was completed during the first quarter of 2015, net of the impact of the deferred revenue fair value adjustment of $0.5 million for the three months ended June 30, 2015;

•	Growth in our DaaS CRM alliances; and

•	Growth and higher usage of our D&B Direct product.
Americas Operating Income
Americas operating income for the three months ended June 30, 2015 was $67.2 million, compared to $81.5 million for the three months ended June 30, 2014, a decrease of $14.3 million, or 17%. The decrease in operating income was primarily attributable to:

•	Increased costs as a result of the acquisitions of DBCC during the second quarter of 2015 and NetProspex during the first quarter of 2015; and

•	Increased compensation costs as a result of our strategic investments;
partially offset by:

•	An increase in total revenue.

Six Months Ended June 30, 2015 vs. Six Months Ended June 30, 2014
Americas Overview
Americas total and core revenue increased $14.4 million, or 3% (both before and after the effect of foreign exchange), for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014. During the six months ended June 30, 2015, we acquired a 100% equity interest in DBCC and a 100% equity interest in NetProspex. The impact of the deferred revenue fair value adjustment was a reduction of $6.8 million for the six months ended June 30, 2015. See Note 13 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further details.
Americas Customer Solution Sets
On a customer solution set basis, the $14.4 million increase in total and core revenue for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, reflects:
Risk Management Solutions
An increase in Risk Management Solutions of $2.5 million, or 1% (both before and after the effect of foreign exchange) attributable to:

Trade Credit, which accounted for 78% of total Americas Risk Management Solutions, decreased 4% (3% decrease before the effect of foreign exchange) primarily attributable to:

•
Declining sales performance in prior quarters of DNBi due to the ratable nature of DNBi revenue as well as competition, partially offset by one large customer that converted from another Risk Management Solution product to DNBi in order to take advantage of the advanced functionality that DNBi offers. DNBi revenue was down 1% in the first half of 2015 compared to a 4% decline in the first half of 2014. While DNBi retention continued to be in the low 90% range, and the increase in pricing continued to be in the low single digits, we are not generating enough new customers to offset normal attrition;

•	Decreased revenue due to certain customers shifting from subscription based plans to usage based plans; and

•
The renewal of a large government multi-million dollar contract within Risk Management Solutions with a shorter commitment period of six months compared with a twelve month commitment period last year;

partially offset by:

•
Increased revenue associated with our acquisition of DBCC, which was completed during the six months ended June 30, 2015, net of the impact of the deferred revenue fair value adjustment of $0.6 million for the six months ended June 30, 2015.

We continue to expect DNBi to be down for the full year but the rate of decline should improve as compared to last year.
Other Enterprise Risk Management, which accounted for 22% of total Americas Risk Management Solutions, increased 20% (both before and after the effect of foreign exchange), primarily due to:

•
Increased revenue associated with our acquisition of DBCC, which was completed during the six months ended June 30, 2015, net of the impact of the deferred revenue fair value adjustment of $4.0 million for the six months ended June 30, 2015; and

•	Increased revenue associated with the timing of a certain contract;

partially offset by:

•	Decreased customer spend for our Supply product; and

•	The renewal of a large government contract (as discussed in Trade Credit above) with a shorter commitment period of six months compared with a twelve month commitment period last year.

Sales & Marketing Solutions
An increase in Sales & Marketing Solutions of $11.9 million, or 5% (both before and after the effect of foreign exchange) primarily attributable to:
Traditional Prospecting Solutions, which accounted for 26% of total Americas Sales & Marketing Solutions, decreased 3% (2% decrease before the effect of foreign exchange). The decrease was primarily due to:

•	Decreased revenue in Hoover's, primarily due to declining sales performance in prior quarters, driven by reduced customer spend and competitive pressures;
partially offset by:

•
Increased revenue associated with our acquisition of DBCC, which was completed during the six months ended June 30, 2015, net of the impact of the deferred revenue fair value adjustment of $1.1 million for the six months ended June 30, 2015.

Advanced Marketing Solutions, which accounted for 74% of total Americas Sales & Marketing Solutions, increased 8% (both before and after the effect of foreign exchange). The increase was primarily due to:

•
Increased revenue associated with our acquisition of NetProspex, which was completed during the first quarter of 2015, net of the impact of the deferred revenue fair value adjustment of $1.1 million for the six months ended June 30, 2015;

•	Growth in our DaaS CRM alliances;

•	Growth and higher usage of our D&B Direct product; and

•	The renewal of a large government contract within Advanced Marketing Solutions with a longer commitment period, which includes increased commitment spend;

partially offset by:

•
Loss of a certain customer account and decreased commitment spend within our third-party alliances primarily due to competition and a shift in customer needs, which lowers our revenue from these alliances.

Americas Operating Income
Americas operating income for the six months ended June 30, 2015 was $135.1 million, compared to $161.2 million for the six months ended June 30, 2014, a decrease of $26.1 million, or 16%. The decrease in operating income was primarily attributable to:

•	Increased costs as a result of the acquisitions of DBCC during the second quarter of 2015 and NetProspex during the first quarter of 2015; and

•	Increased compensation costs as a result of our strategic investments;
partially offset by:

•	An increase in total revenue.
Non-Americas
Non-Americas represented 19% and 20% of our total revenue for the three month and six month periods ended June 30, 2015, respectively, as compared to 22% of our total revenue for each of the three month and six month periods ended June 30, 2014.
During the first quarter of 2014, we ceased operations of our Ireland Small Corporate Registry Business. This business was classified as “Divested and Other Businesses” and contributed less than 1% to our Non-Americas total revenue for the six months ended June 30, 2014. See Note 10 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further detail.

Non-Americas represented 19% and 20% of our core revenue for the three month and six month periods ended June 30, 2015, respectively, as compared to 22% of our core revenue for each of the three month and six month periods ended June 30, 2014.
The following table presents our Non-Americas revenue by customer solution set and Non-Americas operating income for the three month and six month periods ended June 30, 2015 and 2014.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015	2014	2015	2014
	(Amounts in millions)		(Amounts in millions)
Revenue:
Risk Management Solutions	$59.2	$66.2	$119.7	$129.3
Sales & Marketing Solutions	13.3	14.3	28.1	29.4
Non-Americas Core Revenue	72.5	80.5	147.8	158.7
Divested and Other Businesses	—	—	—	0.1
Non-Americas Total Revenue	$72.5	$80.5	$147.8	$158.8
Operating Income (Loss)	$18.7	$22.4	$40.6	$41.0
Three Months Ended June 30, 2015 vs. Three Months Ended June 30, 2014
Non-Americas Overview
Non-Americas total and core revenue decreased $8.0 million, or 10% (less than 1% before the effect of foreign exchange), for the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.
Non-Americas Customer Solution Sets
On a customer solution set basis, the $8.0 million decrease in Non-Americas total and core revenue for the three months ended June 30, 2015, as compared to the three months ended June 30, 2014, reflects:
Risk Management Solutions
A decrease in Risk Management Solutions of $7.0 million, or 11% (1% decrease before the effect of foreign exchange) primarily due to:
Trade Credit, which accounted for 74% of total Non-Americas Risk Management Solutions, decreased 14% (4% decrease before the effect of foreign exchange) primarily attributable to:

•	The negative impact of foreign exchange;

•	The conversion of certain customers from our subscription plans to our new Compliance offering within Other Enterprise Risk Management; and

•	Decreased transactional usage of various risk products in certain European markets.
Other Enterprise Risk Management, which accounted for 26% of total Non-Americas Risk Management Solutions, increased 2% (10% increase before the effect of foreign exchange) primarily attributable to:

•	Increased transactional usage of various risk products, across most markets, by new and existing customers; and

•	Increased revenue from a new Compliance offering in our European markets;
partially offset by:

•	The negative impact of foreign exchange; and

•	Decrease in purchases by our D&B Worldwide Network for fulfillment services and product usage in certain markets.

Sales & Marketing Solutions
A decrease in Sales & Marketing Solutions of $1.0 million, or 7% (2% increase before the effect of foreign exchange) primarily due to:
Traditional Prospecting Solutions, which accounted for 32% of total Non-Americas Sales & Marketing Solutions, decreased 6% (2% decrease before the effect of foreign exchange) primarily attributed to:

•	Decreased project revenue in our marketing business in certain Asian markets; and

•	The negative impact of foreign exchange.
Advanced Marketing Solutions, which accounted for 68% of total Non-Americas Sales & Marketing Solutions, decreased 8% (4% increase before the effect of foreign exchange) primarily attributed to:

•	The negative impact of foreign exchange;
partially offset by:

•	Increased project revenue in our marketing business in certain markets.

Non-Americas Operating Income

Non-Americas operating income for the three months ended June 30, 2015 was $18.7 million, compared to $22.4 million for the three months ended June 30, 2014, a decrease of $3.7 million, or 16%. The decrease was primarily due to:

•	Increased data, fulfillment and technology costs; and

•	The negative impact of foreign exchange.
Six Months Ended June 30, 2015 vs. Six Months Ended June 30, 2014
Non-Americas Overview
Non-Americas total revenue decreased $11.0 million, or 7% (1% increase before the effect of foreign exchange), for the six months ended June 30, 2015 as compared to the six months ended June 30, 2014.
Non-Americas total revenue was impacted by the ceasing of operations of our Ireland Small Corporate Registry Business, during the first quarter of 2014, which was reclassified as Divested and Other Businesses.
Excluding the impact of the Divested and Other Businesses, core revenue decreased $10.9 million, or 7% (1% increase before the effect of foreign exchange) for the six months ended June 30, 2015.
Non-Americas Customer Solution Sets
On a customer solution set basis, the $10.9 million decrease in Non-Americas core revenue for the six months ended June 30, 2015, as compared to the six months ended June 30, 2014, reflects:
Risk Management Solutions
A decrease in Risk Management Solutions of $9.6 million, or 7% (1% increase before the effect of foreign exchange) primarily due to:
Trade Credit, which accounted for 75% of total Non-Americas Risk Management Solutions, decreased 11% (2% decrease before the effect of foreign exchange) primarily attributable to:

•	The negative impact of foreign exchange; and

•	The conversion of certain customers from our subscription plans to our new Compliance offering within Other Enterprise Risk Management;
partially offset by:

•	Increased transactional usage, in the first quarter of 2015, of various risk products, across most markets, by new and existing customers.

Other Enterprise Risk Management, which accounted for 25% of total Non-Americas Risk Management Solutions, increased 5% (12% increase before the effect of foreign exchange) primarily attributable to:

•	Increased transactional usage of various risk products, across most markets, by new and existing customers; and

•	Increased revenue from a new Compliance offering in our European markets;
partially offset by:

•	The negative impact of foreign exchange; and

•	Decrease in purchases by our D&B Worldwide Network for fulfillment services and product usage in certain markets.
Sales & Marketing Solutions
A decrease in Sales & Marketing Solutions of $1.3 million, or 5% (3% increase before the effect of foreign exchange) primarily due to:
Traditional Prospecting Solutions, which accounted for 30% of total Non-Americas Sales & Marketing Solutions, decreased 9% (6% decrease before the effect of foreign exchange) primarily attributed to:

•	Decreased project revenue in our marketing business in certain Asian markets; and

•	The negative impact of foreign exchange.
Advanced Marketing Solutions, which accounted for 70% of total Non-Americas Sales & Marketing Solutions, decreased 3% (7% increase before the effect of foreign exchange) primarily attributed to:

•	The negative impact of foreign exchange;
partially offset by:

•	Increased project revenue in our marketing business in certain markets.

Non-Americas Operating Income

Non-Americas operating income for the six months ended June 30, 2015 was $40.6 million, compared to $41.0 million for the six months ended June 30, 2014, a decrease of $0.4 million, or 1%. The decrease was primarily due to:

•	The negative impact of foreign exchange;

partially offset by:

•	Decreased fulfillment costs.
Forward-Looking Statements
We may from time-to-time make written or oral “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including statements contained in filings with the Securities and Exchange Commission, in reports to shareholders and in press releases and investor Web casts. These forward-looking statements include, without limitation, any statements related to financial guidance or strategic goals. These forward-looking statements can also be identified by the use of words like “anticipates,” “aspirations,” “believes,” “commits,” “continues,” “estimates,” “expects,” “goals,” “guidance,” “intends,” “plans,” “projects,” “strategy,” “targets,” “will” and other words of similar meaning. They can also be identified by the fact that they do not relate strictly to historical or current facts.
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
At June 30, 2014, we had an $800 million revolving credit facility which was scheduled to expire in October 2016. On July 23, 2014, we amended and extended our then-existing $800 million revolving credit facility, increasing the facility amount to $1 billion and extending the maturity to July 2019.  The $1 billion revolving credit facility was amended with commercial terms substantially similar to the then-existing $800 million revolving credit facility, with the same financial covenants, and at borrowing rates that reflect the prevailing market for companies of similar credit quality. The $1 billion revolving credit facility requires the maintenance of interest coverage and total debt to Earnings Before Income Taxes, Depreciation and Amortization (“EBITDA”) ratios which are defined in the credit agreement. On May 14, 2015, we amended the facility to modify the total debt to EBITDA ratio from 4.0:1.0 to 4.5:1.0 for any fiscal quarter that ends before December 31, 2016. For fiscal quarters ending on or after December 31, 2016, the total debt to EBITDA ratio will return to 4.0:1.0. We were in compliance with the $1 billion revolving credit facility financial and non-financial covenants at June 30, 2015 and the then-existing $800 million revolving credit facility financial and non-financial covenants at June 30, 2014. At June 30, 2015, we had $439.4 million in borrowings outstanding under our $1 billion revolving credit facility. At June 30, 2014, we had $517.7 million in borrowings outstanding under our then-existing $800 million revolving credit facility.
As of June 30, 2015, $125.3 million of our $137.8 million cash and cash equivalents on the unaudited consolidated balance sheet was held by our foreign operations. While a portion of the $125.3 million foreign cash and cash equivalents balance is potentially available for remittance to the United States, we generally maintain these balances within our foreign operations since we have sufficient liquidity in the United States to satisfy our ongoing domestic funding requirements. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. taxes and applicable withholding taxes have not already been previously provided, we would be required to accrue and pay additional U.S. and applicable withholding taxes in order to repatriate these funds.
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
Cash Provided by Operating Activities from Continuing Operations
Net cash provided by operating activities was $212.4 million and $216.2 million for the six months ended June 30, 2015 and 2014, respectively. The $3.8 million decrease was primarily driven by:

•	Continued increased strategic investments (i.e., compensation and data expenses) to drive long-term growth of our business; and

•	Increased acquisition related costs as compared to the prior year;
partially offset by:

•	Increased collections as compared to the prior year; and

•	Lower tax and restructuring payments.
Cash Used in Investing Activities from Continuing Operations
Net cash used in investing activities was $479.1 million for the six months ended June 30, 2015, as compared to net cash used in investing activities of $26.8 million for the six months ended June 30, 2014. The $452.3 million change primarily reflects the acquisition of: (i) Dun & Bradstreet Credibility Corp (“DBCC”) for $320.0 million; and (ii) NetProspex for $124.2 million during the six months ended June 30, 2015, as compared to smaller acquisitions for $8.3 million during the six months ended June 30, 2014. See Note 13 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q.
Cash Provided by (Used in) Financing Activities from Continuing Operations
Net cash provided by financing activities was $104.3 million for the six months ended June 30, 2015, as compared to cash used in financing activities of $145.8 million for the six months ended June 30, 2014. As set forth below, this $250.1 million change primarily relates to share repurchases and contractual obligations.
Share Repurchases
During the six months ended June 30, 2015, we did not repurchase any shares of common stock. In August 2014, our Board of Directors approved a new $100 million share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and Employee Stock Purchase Program, and to be used for discretionary share repurchases from time to time. Use of the new $100 million share repurchase program for anti-dilutive share repurchases was authorized to commence upon the completion or expiration of our four-year, five million share anti-dilutive share repurchase program which expired in October 2014. Any use for discretionary share repurchases was authorized to commence upon the completion of our $1 billion discretionary share repurchase program which was completed in August 2014. The new $100 million share repurchase program will remain open until it has been fully utilized. There is currently no definitive timeline under which the program will be completed. As of June 30, 2015, we had not yet commenced share repurchases under this program.

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

Contractual Obligations
Debt
In June 2015, we issued senior notes with a face value of $300 million that mature on June 15, 2020 (the “2020 notes”), bearing interest at a fixed annual rate of 4.00%, payable semi-annually. The proceeds were used in June 2015 to repay borrowings outstanding under our $1 billion revolving credit facility. In addition, in connection with the issuance, we incurred underwriting and other fees of approximately $2.8 million.
Term Loan
On May 14, 2015, we entered into a delayed draw unsecured term loan facility which provides for borrowings in the form of up to two drawdowns in an aggregate principal amount of up to $400 million at any time up to and including November 15, 2015 (“term loan facility”). The term loan facility matures five years from the date of the initial drawdown. Proceeds under the term loan facility can be used for general corporate purposes including the refinancing of the 2015 notes and the repayment of borrowings outstanding under the $1 billion revolving credit facility. In connection with the placement of the term loan facility, we incurred $2.0 million in structuring and other fees. At June 30, 2015, we did not have any borrowings outstanding under the term loan facility. The term loan facility requires the maintenance of interest coverage and total debt to EBITDA ratios, which are defined in the term loan facility credit agreement and which are generally identical to those contained in the revolving credit facility. We were in compliance with the term loan facility financial and non-financial covenants at June 30, 2015.
Credit Facility
At March 31, 2014, we had an $800 million revolving credit facility, which was scheduled to expire in October 2016. On July 23, 2014, we amended and extended our then-existing $800 million revolving credit facility, increasing the facility amount to $1 billion and extending the maturity to July 2019. On May 14, 2015, we amended the facility to modify certain terms of the facility. The amendment modifies the total debt to EBITDA ratio in the facility from 4.0:1.0 to 4.5:1.0 for any fiscal quarter that ends before December 31, 2016. For fiscal quarters ending on or after December 31, 2016, the total debt to EBITDA ratio will return to 4.0:1.0. We had $439.4 million of borrowings outstanding under the $1 billion revolving credit facility at June 30, 2015. We had $517.7 million of borrowings outstanding under the then-existing $800 million revolving credit facility at June 30, 2014. We borrowed under this facility from time to time during the six months ended June 30, 2015 to supplement the timing of receipts in order to fund our working capital needs, our purchase of NetProspex and a portion of the consideration for our purchase of DBCC. We borrowed under this facility from time to time during the six months ended June 30, 2014 to supplement the timing of receipts in order to fund our working capital needs and share repurchases. We were in compliance with the $1 billion revolving credit facility financial and non-financial covenants at June 30, 2015 and the then-existing $800 million revolving credit facility financial and non-financial covenants at June 30, 2014.

Future Liquidity—Sources and Uses of Funds
Contractual Cash Obligations
As a result of amending and restating certain of our existing Statements of Work (“SOWs”) with Cognizant Technology Solutions (“CTS”) effective June 1, 2015 and modifying our business process outsourcing agreement with Convergys Customer Management Group (“CCMG”) effective January 1, 2015, we have updated the following table as of June 30, 2015:

Contractual Obligations	2015	2016	2017	2018	2019	Thereafter	Other	Total

Obligations to Outsourcers (1)	$143.5	$93.1	$48.4	$28.8	$18.4	$56.2	—	388.4
(1)    Cognizant Technology Solutions
In June 2015, we amended and restated certain existing SOWs with CTS resulting in three-year fixed price SOWs effective June 1, 2015. Under the SOWs, CTS will provide global maintenance and support to more efficiently allow for consistent support levels, cost effectiveness, and overall vendor management. CTS will support our daily applications systems with the objective to improve customer satisfaction.
We can terminate the SOWs at any time with six months prior written notice. Total payments to CTS will aggregate to approximately $52 million through May 2018.
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
The agreement also specifies service level commitments that require CCMG to achieve customer satisfaction targets and a methodology for calculating service cost credits if CCMG fails to meet certain service levels. In addition, CCMG’s performance under the agreement will be measured in part by our overall satisfaction of the program as measured by a customer satisfaction survey completed by key internal business partners.
Effective January 1, 2015, we modified the original agreement to extend the services from December 31, 2016 through December 31, 2022.
In December 2011, we signed a five-year telephone agreement to support our small business customers’ telesales team. Effective January 1, 2015, this agreement was modified, extending the terms from December 31, 2016 through December 31, 2022.
After the first three years of service by CCMG, we have the right to terminate for convenience any or all of the services provided under the agreements upon one hundred eighty days prior written notice. The agreement provides for adjustments due to changes in volume, inflation and incremental project work. We incurred costs of approximately $21 million, $21 million, and $20 million for the years ended December 31, 2014, 2013, and 2012, respectively. Total payments to CCMG over the remaining terms of all contracts will aggregate to approximately $147 million.
Share Repurchase Programs
In August 2014, our Board of Directors approved a new $100 million share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and Employee Stock Purchase Program, and to be used for discretionary share repurchases from time to time. Use of the new $100 million share repurchase program for anti-dilutive share repurchases was authorized to commence upon the completion or expiration of our four-year, five million share anti-dilutive share repurchase program which expired in October 2014. Any use for discretionary share repurchases was authorized to commence upon the completion of our $1 billion discretionary share repurchase program which was completed in August 2014. The new $100 million share repurchase program will remain open until it has been fully utilized. There is currently no definitive timeline under which the program will be completed. As of June 30, 2015, we had not yet commenced share repurchases under this program.
Dividends
In August 2015, the Board of Directors approved the declaration of a dividend of $0.4625 per share of common stock for the third quarter of 2015. This cash dividend will be payable on September 11, 2015 to shareholders of record at the close of business on August 26, 2015.
Term Loan
On May 14, 2015, we entered into a delayed draw unsecured term loan facility which provides for borrowings in the form of up to two drawdowns in an aggregate principal amount of up to $400 million at any time up to and including November 15, 2015 (“term loan facility”). The term loan facility matures five years from the date of the initial drawdown. Proceeds under the term loan facility can be used for general corporate purposes including the refinancing of the 2015 notes and the repayment of borrowings outstanding under the $1 billion revolving credit facility.
Fixed-Rate Note
Our senior notes with a face value of $300 million mature on November 15, 2015 (the “2015 notes”) and we currently intend to refinance the 2015 notes with the term loan facility that we established in the second quarter of 2015.
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
Unrecognized Tax Benefits
We have a total amount of unrecognized tax benefits of $25.6 million as of June 30, 2015. Although we do not anticipate payments within the next twelve months for these matters, these could require the aggregate use of cash totaling approximately $31.1 million as of such date.
Off-Balance Sheet Arrangements and Related Party Transactions

We do not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements except for those disclosed in Note 7 to our consolidated financial statements included in Item 8. of our Annual Report on Form 10-K for the year ended December 31, 2014.
We do not have any related party transactions as of June 30, 2015.

Fair Value Measurements
Our non-recurring non-financial assets and liabilities include long-lived assets held and used, goodwill and intangible assets. These assets are recognized at fair value when they are deemed to be impaired. As of June 30, 2015, we did not have any unobservable (Level III) inputs in determining the fair value of our non-recurring non-financial assets and liabilities.
As of June 30, 2015, we did not have any unobservable (Level III) inputs in determining fair value for our assets and liabilities measured at fair value on a recurring basis other than our real estate funds within our pension plans.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Our market risks primarily consist of the impact of changes in currency exchange rates on assets and liabilities, the impact of changes in the market value of certain of our investments and the impact of changes in interest rates on our borrowing costs and fair value calculations. As of June 30, 2015, no material change had occurred in our market risks, compared with the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2014 included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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
Conclusions Regarding Disclosure Controls
Based upon our Controls Evaluation, our CEO and CFO have concluded that as of the end of the quarter ended June 30, 2015, our Disclosure Controls are effective at a reasonable assurance level.
Change in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the second quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Information in response to this Item is included in “Part I — Item 1. — Note 7 — Contingencies” and is incorporated by reference into Part II of this Quarterly Report on Form 10-Q.
Item 1A.    Risk Factors
On June 15, 2015, we held our Investor Day conference during which we discussed with investors and analysts certain of our strategic initiatives and financial and operational expectations for the future.
We may be unable to achieve the financial and operational expectations that we have established for the years 2016 and beyond, which could negatively impact our stock price.

We have established short term and long term financial and operational expectations for the years 2016 and beyond that we believe would be achieved based upon our business strategy for the next several years. These financial and operational expectations can only be achieved if the assumptions underlying our business strategy are fully realized. In addition, we cannot control some of these assumptions (e.g., market growth rates, macroeconomic conditions, competitive conditions, pricing pressure and customer preferences).

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases made by or on behalf of the Company or our affiliated purchasers during the quarter ended June 30, 2015, of shares of equity that are registered by the Company pursuant to Section 12 of the Exchange Act.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Currently Authorized Shares that May Yet Be Purchased Under the Plans or Programs (a)
(Dollar amounts in millions, except share data)
April 1 - 30, 2015	—	$—	—	$—
May 1 - 31, 2015	—	$—	—	$—
June 1 - 30, 2015	—	$—	—	$—
	—	$—	—	$100.0

(a)
In August 2014, our Board of Directors approved a new $100 million share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and Employee Stock Purchase Program, and to be used for discretionary share repurchases from time to time.  Use of the new $100 million share repurchase program for anti-dilutive share repurchases was authorized to commence upon the completion or expiration of our four-year, five million share anti-dilutive share repurchase program which expired in October 2014. Any use for discretionary share repurchases was authorized to commence upon the completion of our $1 billion discretionary share repurchase program which was completed in August 2014. The new $100 million share repurchase program will remain open until it has been fully utilized. There is currently no definitive timeline under which the program will be completed. As of June 30, 2015, we had not yet commenced share repurchases under this program.

Item 6.	Exhibits

Exhibit 10.1	The Dun & Bradstreet Career Transition Plan, as amended and restated effective August 4, 2015.

Exhibit 10.2
First Amendment to The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (as Amended and Restated With Respect to Awards Granted Under the Plan on or after January 1, 2013), effective August 4, 2015.

Exhibit 10.3	Second Amendment to The Dun & Bradstreet Corporation Change in Control Plan, effective August 5, 2015.

Exhibit 10.4	The Dun & Bradstreet Corporation 2015 Employee Stock Purchase Plan, effective May 6, 2015.

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

Exhibit 101
The following financial information from The Dun & Bradstreet Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited), (ii) the Consolidated Balance Sheets (Unaudited), (iii) the Consolidated Statements of Cash Flows (Unaudited), (iv) the Consolidated Statements of Shareholders’ Equity (Deficit) (Unaudited), and (v) the Notes to Consolidated Financial Statements (Unaudited).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DUN & BRADSTREET CORPORATION
		By:	/s/ RICHARD H. VELDRAN
Richard H. Veldran
Date:	August 6, 2015		Chief Financial Officer

		By:	/s/ ANTHONY PIETRONTONE JR.
Anthony Pietrontone Jr.
Date:	August 6, 2015		Principal Accounting Officer and Corporate Controller