Form 10-Q
period 2015-09-30
DUN & BRADSTREET CORP/NW
filed 2015-11-03
CIK 1115222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
Form 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding at September 30, 2015
Common Stock,	36,133,079
par value $0.01 per share

THE DUN & BRADSTREET CORPORATION

PART I. UNAUDITED FINANCIAL INFORMATION

Item 1.	Financial Statements
The Dun & Bradstreet Corporation Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Amounts in millions, except per share data)
Revenue	$406.2	$390.9	$1,137.8	$1,119.1
Operating Expenses	132.4	140.4	399.8	387.3
Selling and Administrative Expenses	167.2	141.0	472.0	422.8
Depreciation and Amortization	16.1	13.3	42.6	40.1
Restructuring Charge	5.5	2.0	15.1	11.9
Operating Costs	321.2	296.7	929.5	862.1
Operating Income	85.0	94.2	208.3	257.0
Interest Income	0.3	0.4	1.1	1.1
Interest Expense	(13.8)	(10.9)	(37.0)	(32.3)
Other Income (Expense) - Net	(9.2)	(7.5)	(7.4)	(29.2)
Non-Operating Income (Expense) - Net	(22.7)	(18.0)	(43.3)	(60.4)
Income Before Provision for Income Taxes and Equity in Net Income of Affiliates	62.3	76.2	165.0	196.6
Less: Provision for Income Taxes (Benefit)	3.1	11.6	36.5	1.5
Equity in Net Income (Loss) of Affiliates	0.9	1.0	2.9	2.6
Net Income (Loss) from Continuing Operations	60.1	65.6	131.4	197.7
Less: Net (Income) Loss Attributable to the Noncontrolling Interest	(0.9)	(0.9)	(3.1)	(2.6)
Net Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet	59.2	64.7	128.3	195.1
Income from Discontinued Operations, Net of Income Taxes (1)	(0.1)	2.8	2.1	7.6
Loss on Disposal of Business, Net of Income Taxes (1)	(0.1)	—	(38.3)	—
Income (Loss) from Discontinued Operations, Net of Income Taxes	(0.2)	2.8	(36.2)	7.6
Net Income (Loss) Attributable to Dun & Bradstreet	$59.0	$67.5	$92.1	$202.7
Basic Earnings (Loss) Per Share of Common Stock:
Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$1.64	$1.79	$3.56	$5.32
Income (Loss) from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	(0.01)	0.08	(1.01)	0.20
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders	$1.63	$1.87	$2.55	$5.52
Diluted Earnings (Loss) Per Share of Common Stock:
Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$1.63	$1.78	$3.53	$5.27
Income (Loss) from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	(0.01)	0.07	(1.00)	0.20
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders	$1.62	$1.85	$2.53	$5.47
Weighted Average Number of Shares Outstanding-Basic	36.1	36.1	36.1	36.7
Weighted Average Number of Shares Outstanding-Diluted	36.4	36.5	36.4	37.0
Cash Dividend Paid Per Common Share (2)	$0.46	$0.44	$1.39	$1.32
Other Comprehensive Income, Net of Income Taxes
Net Income (Loss) from Continuing Operations	$60.1	$65.6	$131.4	$197.7
Income (Loss) from Discontinued Operations, Net of Income Taxes	(0.2)	2.8	(36.2)	7.6
Net Income (Loss)	59.9	68.4	95.2	205.3
Foreign Currency Translation Adjustments, no Tax Impact	17.4	(11.5)	(36.7)	(4.4)
Defined Benefit Pension Plans:
Prior Service Costs, Net of Tax Benefit (Expense) (3)	(0.5)	(0.8)	(0.6)	(1.2)
Net Actuarial Gain (Loss), Net of Tax Benefit (Expense) (4)	5.6	3.4	18.8	14.7
Derivative Financial Instruments, Net of Tax Benefit (Expense) (5)	—	—	—	(0.1)
Total Other Comprehensive Income (Loss)	22.5	(8.9)	(18.5)	9.0
Comprehensive Income (Loss), Net of Income Taxes	82.4	59.5	76.7	214.3
Less: Comprehensive (Income) Loss Attributable to the Noncontrolling Interest	(0.7)	(0.8)	(2.5)	(2.6)
Comprehensive Income (Loss) Attributable to Dun & Bradstreet	$81.7	$58.7	$74.2	$211.7

(1)	See Note 15 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for further detail.

(2)	The sum of quarterly Cash Dividend Paid Per Common Share may not be the same as Cash Dividend Paid Per Common Share year to date due to rounding.

(3)
Tax Benefit (Expense) of $0.2 million and $0.4 million during the three months ended September 30, 2015 and 2014, respectively. Tax Benefit (Expense) of $0.3 million and $0.6 million during the nine months ended September 30, 2015 and 2014, respectively.

(4)
Tax Benefit (Expense) of $(2.8) million and $(1.5) million during the three months ended September 30, 2015 and 2014, respectively. Tax Benefit (Expense) of $(10.1) million and $(7.5) million during the nine months ended September 30, 2015 and 2014, respectively.

(5)	Tax Benefit (Expense) of $(0.1) million during the nine months ended September 30, 2014.
The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation Consolidated Balance Sheets (Unaudited)

	September 30, 2015	December 31, 2014
	(Amounts in millions, except per share data)
ASSETS
Current Assets
Cash and Cash Equivalents	$293.9	$316.3
Accounts Receivable, Net of Allowance of $19.1 at September 30, 2015 and $20.6 at December 31, 2014	382.1	503.0
Other Receivables	9.0	5.8
Prepaid Taxes	6.7	7.5
Deferred Income Tax	23.3	22.6
Other Prepaids	35.3	36.0
Current Asset Held for Sale	8.5	8.5
Current Assets from Discontinued Operations	—	27.2
Other Current Assets	4.1	5.7
Total Current Assets	762.9	932.6
Non-Current Assets
Property, Plant and Equipment, Net of Accumulated Depreciation of $80.4 at September 30, 2015 and $78.8 at December 31, 2014	23.6	22.0
Computer Software, Net of Accumulated Amortization of $358.4 at September 30, 2015 and $347.6 at December 31, 2014	104.5	95.0
Goodwill	710.1	428.1
Deferred Income Tax	91.2	209.1
Other Receivables	3.8	10.4
Other Intangibles	333.1	27.8
Non-Current Assets from Discontinued Operations	—	210.9
Other Non-Current Assets	53.2	50.3
Total Non-Current Assets	1,319.5	1,053.6
Total Assets	$2,082.4	$1,986.2
LIABILITIES
Current Liabilities
Accounts Payable	$39.1	$28.0
Accrued Payroll	86.4	102.0
Accrued Income Tax	23.5	17.1
Short-Term Debt	—	301.1
Current Liabilities from Discontinued Operations	—	33.2
Other Accrued and Current Liabilities (Note 6)	129.6	110.5
Deferred Revenue	580.9	567.0
Total Current Liabilities	859.5	1,158.9
Pension and Postretirement Benefits	556.6	588.2
Long-Term Debt	1,759.9	1,352.2
Liabilities for Unrecognized Tax Benefits	8.0	27.3
Non-Current Liabilities from Discontinued Operations	—	19.8
Other Non-Current Liabilities	44.9	34.4
Total Liabilities	3,228.9	3,180.8
Contingencies (Note 7)
EQUITY
DUN & BRADSTREET SHAREHOLDERS’ EQUITY (DEFICIT)
Series A Junior Participating Preferred Stock, $0.01 par value per share, authorized - 0.5 shares; outstanding - none	—	—
Preferred Stock, $0.01 par value per share, authorized - 9.5 shares; outstanding - none	—	—
Series Common Stock, $0.01 par value per share, authorized - 10.0 shares; outstanding - none	—	—
Common Stock, $0.01 par value per share, authorized - 200.0 shares; issued - 81.9 shares	0.8	0.8
Capital Surplus	288.8	279.3
Retained Earnings	2,872.9	2,831.1
Treasury Stock, at cost, 45.8 shares at September 30, 2015 and 46.0 shares at December 31, 2014	(3,379.6)	(3,392.4)
Accumulated Other Comprehensive Income (Loss)	(940.0)	(922.1)
Total Dun & Bradstreet Shareholders’ Equity (Deficit)	(1,157.1)	(1,203.3)
Noncontrolling Interest	10.6	8.7
Total Equity (Deficit)	(1,146.5)	(1,194.6)
Total Liabilities and Shareholders’ Equity (Deficit)	$2,082.4	$1,986.2
The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
	(Amounts in millions)
Cash Flows from Operating Activities:
Net Income	$95.2	$205.3
Less:
Loss on Disposal of Business, Net of Income Taxes	(38.3)	—
Income from Discontinued Operations	2.1	7.6
Net Income from Continuing Operations, Net of Income Taxes	$131.4	$197.7
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	42.6	40.1
Amortization of Unrecognized Pension Loss	30.0	24.6
Impairment of Assets	—	7.3
Income Tax Benefit from Stock-Based Awards	6.1	3.7
Excess Tax Benefit on Stock-Based Awards	(2.8)	(1.4)
Equity-Based Compensation	11.9	7.7
Restructuring Charge	15.1	11.9
Restructuring Payments	(13.1)	(12.7)
Changes in Deferred Income Taxes, Net	—	(80.8)
Changes in Accrued Income Taxes, Net	(19.8)	(1.9)
Changes in Current Assets and Liabilities:
Decrease (Increase) in Accounts Receivable	120.5	120.2
Decrease (Increase) in Other Current Assets	6.1	(4.0)
(Decrease) Increase in Deferred Revenue	(28.7)	(71.2)
Increase (Decrease) in Accounts Payable	9.1	0.4
(Decrease) Increase in Accrued Liabilities	(23.7)	9.9
Increase (Decrease) in Other Accrued and Current Liabilities	12.6	9.1
Changes in Non-Current Assets and Liabilities:
Decrease (Increase) in Other Long-Term Assets	20.9	45.3
Net (Decrease) Increase in Long-Term Liabilities	(32.4)	(36.6)
Net, Other Non-Cash Adjustments	(2.3)	(3.6)
Net Cash Provided by Operating Activities from Continuing Operations	283.5	265.7
Net Cash Provided by Operating Activities from Discontinued Operations	6.4	11.0
Net Cash Provided by Operating Activities	289.9	276.7
Cash Flows from Investing Activities:
Proceeds from Sales of Businesses, Net of Cash Divested	151.6	—
Payments for Acquisitions of Businesses, Net of Cash Acquired	(444.2)	(8.3)
Investment in Debt Security	(6.3)	—
Cash Settlements of Foreign Currency Contracts	(10.3)	(4.0)
Capital Expenditures	(6.8)	(7.8)
Additions to Computer Software and Other Intangibles	(36.6)	(26.5)
Net, Other	(0.1)	—
Net Cash Used in Investing Activities from Continuing Operations	(352.7)	(46.6)
Net Cash Used in Investing Activities from Discontinued Operations	(5.4)	(4.8)
Cash Flows Used In Investing Activities	(358.1)	(51.4)
Cash Flows from Financing Activities:
Payments for Purchases of Treasury Shares	—	(225.0)
Net Proceeds from Stock-Based Awards	7.3	6.4
Payment of Debt Issuance Costs	(4.7)	(1.3)
Proceeds from Issuance of Long-Term Debt	298.8	—
Payments of Dividends	(50.0)	(48.2)
Proceeds from Borrowings on Credit Facilities	773.8	982.0
Payments of Borrowings on Credit Facilities	(965.4)	(864.1)
Excess Tax Benefit on Stock-Based Awards	2.8	1.4
Capital Lease and Other Long-Term Financing Obligation Payment	(0.3)	(0.6)
Net, Other	(0.6)	—
Net Cash Provided by (Used in) Financing Activities from Continuing Operations	61.7	(149.4)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(19.0)	(1.8)
(Decrease) Increase in Cash and Cash Equivalents	(25.5)	74.1
Cash and Cash Equivalents, Beginning of Period	319.4	235.9
Cash and Cash Equivalents, End of Period	$293.9	$310.0
Cash and Cash Equivalents of Discontinued Operations, End of Period	—	8.1
Cash and Cash Equivalents of Continuing Operations, End of Period	$293.9	$301.9
Supplemental Disclosure of Cash Flow Information:
Cash Paid for:
Income Taxes, Net of Refunds	$50.3	$80.4
Interest	$24.0	$22.7

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation Consolidated Statements of Shareholders’ Equity (Deficit) (Unaudited)

			For the Nine Months Ended September 30, 2015 and 2014
					(Amounts in millions)
	Common Stock ($0.01 Par Value)	Capital Surplus	Retained Earnings	Treasury Stock	Cumulative Translation Adjustment	Pension Liability Adjustment	Derivative Financial Instrument	Total Dun & Bradstreet Shareholders’ Equity (Deficit)	Noncontrolling Interest	Total Equity (Deficit)
Balance, December 31, 2013	$0.8	$270.0	$2,600.9	$(3,181.3)	$(186.7)	$(552.2)	$0.1	$(1,048.4)	$6.1	$(1,042.3)
Net Income	—	—	202.7	—	—	—	—	202.7	2.6	205.3
Equity-Based Plans	—	5.8	—	12.2	—	—	—	18.0	—	18.0
Treasury Shares Acquired	—	—	—	(225.0)	—	—	—	(225.0)	—	(225.0)
Pension Adjustments, net of tax of $6.9	—	—	—	—	—	13.5	—	13.5	—	13.5
Dividend Declared	—	—	(48.3)	—	—	—	—	(48.3)	—	(48.3)
Change in Cumulative Translation Adjustment	—	—	—	—	(4.4)	—	—	(4.4)	—	(4.4)
Derivative Financial Instruments, net of tax of $0.1	—	—	—	—	—	—	(0.1)	(0.1)	—	(0.1)
Balance, September 30, 2014	$0.8	$275.8	$2,755.3	$(3,394.1)	$(191.1)	$(538.7)	$—	$(1,092.0)	$8.6	$(1,083.4)

Balance, December 31, 2014	$0.8	$279.3	$2,831.1	$(3,392.4)	$(233.4)	$(688.7)	$—	$(1,203.3)	$8.7	$(1,194.6)
Net Income	—	—	92.1	—	—	—	—	92.1	3.1	95.2
Payment to Noncontrolling Interest	—	—	—	—	—	—	—	—	(0.6)	(0.6)
Equity-Based Plans	—	9.5	—	12.8	—	—	—	22.3	—	22.3
Pension Adjustments, net of tax of $9.8	—	—	—	—	—	18.2	—	18.2	—	18.2
Dividend Declared	—	—	(50.3)	—	—	—	—	(50.3)	—	(50.3)
Change in Cumulative Translation Adjustment	—	—	—	—	(36.1)	—	—	(36.1)	(0.6)	(36.7)
Balance, September 30, 2015	$0.8	$288.8	$2,872.9	$(3,379.6)	$(269.5)	$(670.5)	$—	$(1,157.1)	$10.6	$(1,146.5)

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
In addition to the changes in our segment reporting that became effective January 1, 2015 that further align our external reporting with our strategy, we also began reporting and monitoring the performance of our Risk Management Solutions as Trade Credit and Other Enterprise Risk Management, and the results of our Sales & Marketing Solutions as Traditional Prospecting Solutions and Advanced Marketing Solutions. Trade Credit represents our traditional commercial credit products such as DNBi. Other Enterprise Risk Management includes all of our remaining Risk Management products, such as our compliance, supply chain, credit on self and D&B Direct risk solutions. Traditional Prospecting Solutions includes Hoover's, Market Data Retrieval (“MDR”) and marketing list solutions. Advanced Marketing Solutions includes all of our remaining Sales & Marketing Solutions products including Optimizer and DaaS (Customer Relationship Management (“CRM”) and D&B Direct sales and marketing solutions).
The financial statements of the subsidiaries outside of the U.S. and Canada reflect results for the three month and nine month periods ended August 31 in order to facilitate the timely reporting of the unaudited consolidated financial results and unaudited consolidated financial position.
In June 2015, we divested our business in Australia and New Zealand (“ANZ”) for $169.8 million, which was part of our Non-Americas segment. Accordingly, we have reclassified the historical financial results of our business in ANZ as discontinued operations for all periods presented as set forth in Item 1. of this Quarterly Report on Form 10-Q. In connection with this divestiture, we have recorded a loss on the disposal of our business in ANZ of $0.1 million and $38.3 million (both pre-tax and after tax) during the three month and nine month periods ended September 30, 2015, respectively, in the unaudited consolidated statement of operations and comprehensive income (loss). See Note 15 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for further detail.
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
In September 2015, the Financial Accounting Standards Board (“FASB”) issued ASU 2015-16 “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.” This standard eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. The new standard requires an acquirer to recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. In addition, it requires the acquirer to record in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts as if the accounting had been completed at the acquisition date. This standard is effective prospectively for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. We have adopted the guidance of this standard prospectively during the quarter ended September 30, 2015 in connection with the accounting for measurement-period adjustments related to our acquisitions of Dun & Bradstreet Credibility Corporation (“DBCC”) and NetProspex. The adoption of this authoritative guidance did not have a material impact on our consolidated financial statements. See Note 15 to the unaudited consolidated financial statements included in this Quarterly Report for further details on the acquisitions.
In August 2015, the FASB issued ASU 2015-15 “Interest-Imputation (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” This standard incorporates into the Accounting Standards Codification (“ASC”) the Securities and Exchange Commission's (“SEC”) view on the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. The SEC staff announced that it would not object to an entity presenting the cost of securing a revolving line-of-credit as an asset, regardless of whether a balance is outstanding. The guidance in this ASU provides an alternative for presentation of these costs. This guidance retains the requirement to subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. The standard became effective upon issuance. We do not expect that the adoption of this authoritative guidance will have a material impact on our consolidated financial statements.
In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” This standard defers for one year the effective date of ASU 2014-09 “Revenue from Contracts with Customers (Topic 606).” The deferral will result in this standard being effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016 including interim reporting periods within that reporting period. This standard retains the transition methods originally provided by ASU 2015-14. We are currently assessing the impact of the adoption of this authoritative guidance on our consolidated financial statements.
In July 2015, the FASB issued ASU 2015-12 “Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962) and Health and Welfare Benefit Plans (Topic 965): I. Fully Benefit-Responsive Investment Contracts; II. Plan Investment Disclosures; III. Measurement Date Practical Expedient.” This three-part ASU simplifies current benefit plan accounting and requires (i) fully benefit-responsive investment contracts (“FBRICs) to be measured, presented, and disclosed only at contract value and accordingly removes the requirement to reconcile their contract value to fair value; (ii) benefit plans to disaggregate their investments measured using fair value by general type, either on the face of the financial statements or in the notes to the financial statements; (iii) the net appreciation or depreciation in investments for the period to be presented in the aggregate rather than by general type, and removes certain disclosure requirements relevant to individual investments that represent five percent or more of net assets available for benefits. Further, the amendments in this ASU eliminate the requirement to disclose the investment strategy for certain investments that are measured using Net Asset Value (“NAV”) per share using the practical expedient in the FASB ASC Topic 820. Part III of the ASU provides a practical expedient to permit employee benefit plans to measure investments and investment-related accounts as of the month-end that is closest to the plan’s fiscal year-end, when the fiscal period does not coincide with a month-end, while requiring certain additional disclosures. The amendments in Parts I and II of this standard are effective retrospectively for fiscal years beginning after December 15, 2015. The amendments in Part III of this standard are effective prospectively for fiscal years beginning after December 15, 2015. Early application for all amendments is permitted. We do not expect that the adoption of this authoritative guidance will have a material impact on our consolidated financial statements.
In May 2015, the FASB issued ASU 2015-08 “Business Combinations (Topic 805): Pushdown Accounting - Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115.” This standard removes the Securities and Exchange Commission’s guidance on pushdown accounting from the FASB ASC, and conforms it with ASU 2014-17 “Business

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

Combinations (Topic 805): Pushdown Accounting (a Consensus of the FASB Emerging Issues Task Force).” This standard became effective upon issuance as it relates to new change-in-control events or to the most recent change-in-control events consistent with ASU 2014-17. The adoption of the amendments in this guidance did not have a material impact on our consolidated financial statements.
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
In April 2015, the FASB issued ASU 2015-05 “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This standard provides guidance to assist an entity in evaluating the accounting for fees paid by a customer in a cloud computing arrangement. Specifically, the amendments in this update provide guidance to customers related to whether a cloud computing arrangement includes a software license. If the cloud computing arrangement includes a software license, the guidance requires that the customer account for the software license element of the arrangement in a manner consistent with the acquisition of other software licenses. Where the arrangement does not include a software license, the guidance requires the customer to account for the arrangement as a service contract. The amendments in this update apply only to internal-use software that a customer obtains access to in a hosting arrangement if certain criteria are met. The new standard supersedes certain guidance in ASC 350-40 “Internal-Use Software” which will require the accounting for all software licenses within the scope of such guidance to be consistent with the accounting for other licenses of intangible assets. The standard is effective for fiscal years and the interim periods within those fiscal years beginning on or after December 15, 2015. The guidance may be applied (i) prospectively to all arrangements entered into or materially modified after the effective date, or (ii) retrospectively. The standard requires additional disclosures under each method of adoption. Early adoption is permitted. We are currently assessing the impact of the adoption of this authoritative guidance on our consolidated financial statements.
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
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes and replaces nearly all existing GAAP revenue recognition guidance, including industry-specific guidance. The authoritative guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The five steps are: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations; and (v) recognize revenue when or as each performance obligation is satisfied. The authoritative guidance applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. The authoritative guidance requires significantly expanded disclosures about revenue recognition and was initially effective for fiscal years and the interim periods within these fiscal years beginning on or after December 15, 2016. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” deferring the effective date of this standard by one year as further detailed above. Companies have the option of using either a full retrospective or a modified approach to adopting the authoritative guidance. We are currently assessing the impact of the adoption of this authoritative guidance on our consolidated financial statements.
In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which changes the requirements for reporting discontinued operations by limiting it to disposals representing a strategic shift that has or will have a major effect on the entity’s operations and financial results. An entity is now required to: (i) present the assets and liabilities of a disposal group that includes a discontinued operation separately in the statement of financial position; and (ii) expand disclosures about the discontinued operations. The authoritative guidance is effective for fiscal years and the interim periods within those fiscal years beginning on or after December 15, 2014 and should be applied on a prospective basis. We adopted the provisions of this guidance in connection with the reporting and disclosure requirements related to the divestiture of our business in Australia and New Zealand. See Note 15 to the unaudited consolidated financial statements included in this Quarterly Report for further details on the divestiture.
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
Three Months Ended September 30, 2015 vs. Three Months Ended September 30, 2014
During the three months ended September 30, 2015, we recorded a $5.5 million restructuring charge. The significant components of this charge included:

•
Severance and termination costs of $4.1 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 40 employees were impacted. Of these 40 employees, approximately 25 employees exited the Company in the third quarter of 2015, with the remaining primarily exiting in the fourth quarter of 2015. The cash payments for these employees will be substantially completed by the second quarter of 2016; and

•	Contract termination, lease termination obligations and other exit costs including those to consolidate or close facilities of $1.4 million.
During the three months ended September 30, 2014, we recorded a $2.0 million restructuring charge. The significant components of this charge included:

•
Severance and termination costs of $2.0 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 25 employees were impacted. Of these 25 employees, approximately 20 employees exited the Company in the third quarter of 2014, with the remaining primarily having exited in the fourth quarter of 2014. The cash payments for these employees will be substantially completed by the fourth quarter of 2015; and

•	There were no contract terminations, lease termination obligations and other exit costs including those to consolidate or close facilities.
Nine Months Ended September 30, 2015 vs. Nine Months Ended September 30, 2014
During the nine months ended September 30, 2015, we recorded a $15.1 million restructuring charge. The significant components of this charge included:

•
Severance and termination costs of $13.6 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 175 employees were impacted. Of these 175 employees, approximately 165 employees exited the Company in the first nine months of 2015, with the remaining primarily exiting in the fourth quarter of 2015. The cash payments for these employees will be substantially completed by the second quarter of 2016; and

•	Contract termination, lease termination obligations and other exit costs including those to consolidate or close facilities of $1.5 million.

During the nine months ended September 30, 2014, we recorded a $11.9 million restructuring charge. The significant components of this charge included:

•
Severance and termination costs of $10.0 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 125 employees were impacted. Of these 125 employees, approximately 115 employees exited the Company in the first nine months of 2014, with the remaining primarily having exited in the fourth quarter of 2014. The cash payments for these employees will be substantially completed by the fourth quarter of 2015; and

•	Contract termination, lease termination obligations and other exit costs including those to consolidate or close facilities of $1.9 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

The following tables set forth, in accordance with ASC 712-10 and/or ASC 420-10, the restructuring reserves and utilization:

	Severance and Termination	Contract Termination, Lease Termination Obligations and Other Exit Costs	Total
Restructuring Charges:
Balance Remaining as of December 31, 2014	$8.1	$1.8	$9.9
Charge Taken during First Quarter 2015	4.7	0.1	4.8
Payments during First Quarter 2015	(2.5)	(0.3)	(2.8)
Balance Remaining as of March 31, 2015	$10.3	$1.6	$11.9
Charge Taken during the Second Quarter 2015	4.8	—	4.8
Payments during Second Quarter 2015	(5.3)	(0.3)	(5.6)
Balance Remaining as of June 30, 2015	$9.8	$1.3	$11.1
Charge Taken during the Third Quarter 2015	$4.1	$1.4	5.5
Payments during Third Quarter 2015	(4.9)	—	(4.9)
Balance Remaining as of September 30, 2015	$9.0	$2.7	$11.7

	Severance and Termination	Contract Termination, Lease Termination Obligations and Other Exit Costs	Total
Restructuring Charges:
Balance Remaining as of December 31, 2013	$5.8	$4.6	$10.4
Charge Taken during First Quarter 2014	4.7	0.2	4.9
Payments during First Quarter 2014	(2.0)	(3.9)	(5.9)
Balance Remaining as of March 31, 2014	$8.5	$0.9	$9.4
Charge Taken during Second Quarter 2014	3.3	1.7	5.0
Payments during Second Quarter 2014	(2.8)	(0.2)	(3.0)
Balance Remaining as of June 30, 2014	$9.0	$2.4	$11.4
Charge Taken during Third Quarter 2014	$2.0	$—	2.0
Payments during Third Quarter 2014	$(3.5)	$(0.3)	(3.8)
Balance Remaining as of September 30, 2014	$7.5	$2.1	$9.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

Note 4 --	Notes Payable and Indebtedness
Our borrowings are summarized in the following table:

	September 30, 2015	December 31, 2014
Debt Maturing Within One Year:
Fixed-Rate Notes (Net of a $0.2 million discount)	$—	$299.8
Fair Value Adjustment Related to Hedged Debt	$—	1.2
Other	—	0.1
Total Debt Maturing Within One Year	$—	$301.1
Debt Maturing After One Year:
Long-Term Fixed-Rate Notes (Net of a $3.2 million and $2.3 million discount as of September 30, 2015 and December 31, 2014, respectively)	$1,346.8	$747.7
Fair Value Adjustment Related to Hedged Debt	0.2	—
Credit Facility	412.9	604.5
Total Debt Maturing After One Year	$1,759.9	$1,352.2
Fixed-Rate Notes
In June 2015, we issued senior notes with a face value of $300 million that mature on June 15, 2020 (the “2020 notes”), bearing interest at a fixed annual rate of 4.00%, payable semi-annually. The proceeds were used in June 2015 to repay a portion of the borrowings outstanding under our $1 billion revolving credit facility. The interest rates applicable to the 2020 notes are subject to an adjustment if our debt ratings decline one level below the Standard & Poor’s BBB- credit rating and/or two levels below the Fitch BBB credit rating that we held on the date of issuance. After a rate adjustment, if our debt ratings are subsequently upgraded, the adjustment(s) would reverse. Interest rate increases are capped at 2.00% above the initial interest rate and the rate cannot adjust below the initial interest rate. As of September 30, 2015, no such adjustments to the interest rate were required. The 2020 notes carrying amount of $298.9 million, net of $1.1 million of remaining issuance discount, is recorded as “Long-Term Debt” in the unaudited consolidated balance sheet at September 30, 2015. In addition, in connection with the issuance, we incurred underwriting and other fees of $2.9 million. These costs are being amortized over the life of the 2020 notes. The 2020 notes contain certain covenants that limit our ability to create liens, enter into sale and leaseback transactions and consolidate, merge or sell assets to another entity. We were in compliance with these non-financial covenants at September 30, 2015. The 2020 notes do not contain any financial covenants.
In December 2012, we issued senior notes with a face value of $450 million that mature on December 1, 2017 (the “2017 notes”), bearing interest at a fixed annual rate of 3.25%, payable semi-annually. In addition, in December 2012, we issued senior notes with a face value of $300 million that mature on December 1, 2022 (the “2022 notes”), bearing interest at a fixed annual rate of 4.375%, payable semi-annually. The proceeds were used in December 2012 to repay borrowings outstanding under our then-existing $800 million revolving credit facility and retire our then-outstanding $400 million senior notes bearing interest at a fixed annual rate of 6.00%, which had a maturity date of April 1, 2013. The interest rates applicable to the 2017 notes and 2022 notes are subject to upward adjustment if our debt rating is decreased three levels below the Standard & Poor's and/or Fitch BBB+ credit ratings that we held on the date of issuance. After a rate adjustment, if our debt ratings are subsequently upgraded, the adjustment(s) would reverse. The maximum adjustment is 2.00% above the initial interest rates and the rates cannot adjust below the initial interest rates. As of September 30, 2015, no such adjustments to the interest rates were required. The 2017 notes and 2022 notes carrying amounts of $450.0 million and $297.9 million, net of less than $0.1 million and $2.1 million of remaining issuance discounts, respectively, are recorded as “Long-Term Debt” in the unaudited consolidated balance sheet at September 30, 2015.
The 2017 notes and 2022 notes were issued at discounts of less than $0.1 million and $2.9 million, respectively. In addition, in connection with the issuance, we incurred underwriting and other fees of approximately $3.4 million and $2.5 million for the 2017 notes and 2022 notes, respectively. These costs are being amortized over the life of the applicable notes. The 2017 notes and 2022 notes contain certain covenants that limit our ability to create liens, enter into sale and leaseback transactions and consolidate, merge or sell assets to another entity. We were in compliance with these non-financial covenants at September 30, 2015 and December 31, 2014. The 2017 notes and 2022 notes do not contain any financial covenants.
In November 2010, we issued senior notes with a face value of $300 million that mature on November 15, 2015 (the “2015 notes”), bearing interest at a fixed annual rate of 2.875%, payable semi-annually. The proceeds were used in December

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

2010 to repay our then-outstanding $300 million senior notes, bearing interest at a fixed annual rate of 5.50%, which had a maturity date of March 15, 2011. Currently, we intend to refinance the 2015 notes with the proceeds under the term loan facility that we established in the second quarter of 2015, as discussed in further detail below. As a result, in accordance with ASC 470, “Debt,” the 2015 notes of $300.0 million, net of less than $0.1 million remaining discount, are recorded as “Long-Term Debt” in the unaudited consolidated balance sheet at September 30, 2015.
The 2015 notes were issued at a discount of $1.1 million, and, in connection with the issuance, we incurred underwriting and other fees of approximately $2.5 million. These costs are being amortized over the life of the 2015 notes. The 2015 notes contain certain covenants that limit our ability to create liens, enter into sale and leaseback transactions and consolidate, merge or sell assets to another entity. We were in compliance with these non-financial covenants at September 30, 2015 and December 31, 2014. The 2015 notes do not contain any financial covenants.
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
Approximately $0.8 million of derivative gains offset by a $0.5 million loss on the fair value adjustment related to the hedged debt were recorded through the date of termination in the results for the three months ended March 31, 2012. The $4.9 million adjustment in the carrying amount of the hedged debt at the date of termination is being amortized as an offset to “Interest Expense” in our consolidated statement of operations and comprehensive income (loss) over the remaining term of the 2015 notes. Approximately $1.0 million of amortization was recorded during the nine months ended September 30, 2015, resulting in a balance of $0.2 million in the unaudited consolidated balance sheet at September 30, 2015.

Credit Facility

On July 23, 2014, we amended and extended our then-existing $800 million revolving credit facility, increasing the facility amount to $1 billion and extending the maturity to July 23, 2019. The $1 billion revolving credit facility was amended with commercial terms substantially similar to the then-existing $800 million revolving credit facility, with the same financial covenants, and at borrowing rates that reflect the prevailing market for companies of similar credit quality. The revolving credit facilities require the maintenance of interest coverage and total debt to Earnings Before Income Taxes, Depreciation and Amortization (“EBITDA”) ratios, which are defined in the credit agreement. We were in compliance with the $1 billion revolving credit facility financial and non-financial covenants at September 30, 2015 and December 31, 2014.

At September 30, 2015 and December 31, 2014, we had $412.9 million and $604.5 million, respectively, of borrowings outstanding under the $1 billion revolving credit facility with weighted average interest rates of 1.38% for each of the periods ended September 30, 2015 and December 31, 2014. We borrowed under this facility from time to time during the nine months ended September 30, 2015 to supplement the timing of receipts in order to fund our working capital, our purchase of NetProspex for $124.2 million, net of cash assumed on January 5, 2015, and a portion of the consideration for our purchase of DBCC for $320.0 million in cash on May 12, 2015. We borrowed under this facility from time to time during the year ended December 31, 2014 to supplement the timing of receipts in order to fund our working capital and a portion of our share repurchases. This facility also supports our commercial paper program. Under this program, we may issue from time to time unsecured promissory notes in the commercial paper market in private placements exempt from registration under the Securities Act of 1933, as amended, for a cumulative face amount not to exceed $800 million outstanding at any one time and with maturities not exceeding 364 days from the date of issuance. Outstanding commercial paper would effectively reduce the amount available for borrowing under our revolving credit facility. We did not borrow under our commercial paper program during the nine months ended September 30, 2015 or 2014.

On May 14, 2015, we amended the $1 billion revolving credit facility to modify the total debt to EBITDA ratio from 4.0:1.0 to 4.5:1.0 for any fiscal quarter that ends before December 31, 2016. For fiscal quarters ending on or after December 31, 2016, the total debt to EBITDA ratio will return to 4.0:1.0.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

Term Loan
On May 14, 2015, we entered into a delayed draw unsecured term loan facility which provides for borrowings in the form of up to two drawdowns in an aggregate principal amount of up to $400 million at any time up to and including November 15, 2015 (the “term loan facility”). The term loan facility matures five years from the date of the initial drawdown. Proceeds under the term loan facility can be used for general corporate purposes including the refinancing of the 2015 notes and the repayment of borrowings outstanding under the $1 billion revolving credit facility.

In connection with the placement of the term loan facility, we incurred $1.9 million in structuring and other fees. These costs will be amortized over the life of the term loan facility. Drawdowns are available at borrowing rates that reflect the prevailing market for companies of similar credit quality. Drawdowns under the term loan facility are repayable in prescribed quarterly installments as defined in the term loan facility credit agreement, with the balance repayable at maturity. We are permitted to make optional prepayments at any time. Amounts repaid under the term loan facility may not be reborrowed.

The term loan facility requires the maintenance of interest coverage and total debt to EBITDA ratios, which are defined in the term loan facility credit agreement and which are generally identical to those contained in the $1 billion revolving credit facility. We were in compliance with the term loan facility financial and non-financial covenants at September 30, 2015. At September 30, 2015, we did not have any borrowings outstanding under the term loan facility.
Other
Certain of our international operations had uncommitted lines of credit of $1.7 million and $1.8 million at September 30, 2015 and December 31, 2014, respectively. There were no borrowings outstanding under these lines of credit at September 30, 2015 and December 31, 2014, respectively. These arrangements have no material facility fees and no compensating balance requirements.
At September 30, 2015 and December 31, 2014, we were contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties totaling $2.8 million and $4.6 million, respectively.
Interest paid for all outstanding debt totaled $24.0 million and $22.7 million during the nine months ended September 30, 2015 and 2014, respectively.

Note 5 --	Earnings Per Share
We assess if any of our share-based payment transactions are deemed participating securities prior to vesting and therefore need to be included in the earnings allocation when computing Earnings Per Share (“EPS”) under the two-class method. The two-class method requires earnings to be allocated between common shareholders and holders of participating securities. All outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be a separate class of common stock and should be included in the calculation of basic and diluted EPS. Based on a review of our stock-based awards, we have determined that for each of the three month and nine month periods ended September 30, 2015 and 2014, none of our outstanding awards were deemed to be participating securities.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Income from Continuing Operations Attributable to Dun & Bradstreet	$59.2	$64.7	$128.3	$195.1
Less: Allocation to Participating Securities	—	—	—	—
Income from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders – Basic and Diluted	$59.2	$64.7	$128.3	$195.1
Income (Loss) from Discontinued Operations – Net of Income Taxes	(0.2)	2.8	(36.2)	7.6
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders – Basic and Diluted	$59.0	$67.5	$92.1	$202.7
Weighted Average Number of Shares Outstanding – Basic	36.1	36.1	36.1	36.7
Dilutive Effect of Our Stock Incentive Plans	0.3	0.4	0.3	0.3
Weighted Average Number of Shares Outstanding – Diluted	36.4	36.5	36.4	37.0
Basic Earnings (Loss) Per Share of Common Stock:
Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$1.64	$1.79	$3.56	$5.32
Income (Loss) from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	(0.01)	0.08	(1.01)	0.20
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders	$1.63	$1.87	$2.55	$5.52
Diluted Earnings (Loss) Per Share of Common Stock:
Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$1.63	$1.78	$3.53	$5.27
Income (Loss) from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	(0.01)	0.07	(1.00)	0.20
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders	$1.62	$1.85	$2.53	$5.47
Stock-based awards (including contingently issuable shares) to acquire 77,718 shares and 73,024 shares of common stock were outstanding at the three month and nine month periods ended September 30, 2015, respectively, as compared to 16,137 shares and 17,940 shares of common stock were outstanding at the three month and nine month periods ended September 30, 2014, respectively, but were not included in the computation of diluted earnings per share because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being anti-dilutive. Our options generally expire ten years from the grant date and our stock awards vest generally within three to five years from the grant date.
Our share repurchases were as follows:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
Program	2015		2014		2015			2014
	Shares	$ Amount	Shares	$ Amount	Shares		$ Amount	Shares		$ Amount
	(Dollar amounts in millions)				(Dollar amounts in millions)
Share Repurchase Programs	—	$—	179,386	$20.0	—	(a)	$—	1,570,326	(b)	$165.0
Repurchases to Mitigate the Dilutive Effect of the Shares Issued Under Our Stock Incentive Plans and Employee Stock Purchase Plan (“ESPP”)	—	—	302,680	35.0	—	(a)	—	541,326	(c)	60.0
Total Repurchases	—	$—	482,066	$55.0	—		$—	2,111,652		$225.0

(a)
In August 2014, our Board of Directors approved a new $100 million share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and Employee Stock Purchase Program, and to be used for discretionary share repurchases from time to time. Use of the new $100 million share repurchase program for anti-dilutive share repurchases was authorized to commence upon the completion or expiration of our four-year, five million share repurchase program which expired in October 2014. Any use for discretionary share repurchases was authorized to commence upon the completion of our $1 billion discretionary program which was completed in August 2014. The new $100 million share repurchase program will remain open until it has been fully utilized. There is currently no

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

definitive timeline under which the program will be completed. As of September 30, 2015, we have not yet commenced repurchasing under this program.

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

Note 6 -- Other Accrued and Current Liabilities

	September 30, 2015	December 31, 2014
Restructuring Accruals	$11.7	$9.9
Professional Fees (1)	33.7	30.7
Operating Expenses	40.0	37.4
Bond Interest Payable (2)	16.0	3.4
Other Accrued Liabilities	28.2	29.1
	$129.6	$110.5

(1)	The increase in professional fees from December 31, 2014 to September 30, 2015 was primarily related to technology spending as a result of our strategic investments.

(2)
The increase in bond interest payable from December 31, 2014 to September 30, 2015 was primarily due to the timing of the semi-annual interest payments associated with our senior notes. In addition, we incurred additional interest expense associated with the senior notes issued in 2015.

Note 7 -- Contingencies
We are involved in legal proceedings, claims and litigation arising in the ordinary course of business for which we believe that we have adequate reserves, and such reserves are not material to the consolidated financial statements. We record a liability when management believes that it is both probable that a liability has been incurred and we can reasonably estimate the amount of the loss. For such matters where management believes a liability is not probable but is reasonably possible, a liability is not recorded; instead, an estimate of loss or range of loss, if material individually or in the aggregate, is disclosed if reasonably estimable, or a statement will be made that an estimate of loss cannot be made. Once we have disclosed a matter that we believe is or could be material to us, we continue to report on such matter until there is finality of outcome or until we determine that disclosure is no longer warranted. Further, other than specifically stated below to the contrary, we believe our estimate of the aggregate range of reasonably possible losses, in excess of established reserves, for our legal proceedings was not material at September 30, 2015. In addition, from time-to-time, we may be involved in additional matters, which could become material and for which we may also establish reserve amounts, as discussed below.
China Operations
On March 18, 2012, we announced we had temporarily suspended our Shanghai Roadway D&B Marketing Services Co. Ltd. (“Roadway”) operations in China, pending an investigation into allegations that its data collection practices may have violated local Chinese consumer data privacy laws. Thereafter, the Company decided to permanently cease the operations of Roadway. In addition, we have been reviewing certain allegations that we may have violated the Foreign Corrupt Practices Act and certain other laws in our China operations. As previously reported, we have voluntarily contacted the SEC and the United States Department of Justice (“DOJ”) to advise both agencies of our investigation, and we are continuing to meet with representatives of both the SEC and DOJ in connection therewith. Our investigation remains ongoing and is being conducted at the direction of the Audit Committee.
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
During the three month and nine month periods ended September 30, 2015, we incurred $0.5 million and $1.7 million of legal and other professional fees related to matters in China, respectively, as compared to $1.3 million and $2.9 million of legal and other professional fees related to matters in China for the three month and nine month periods ended September 30, 2014, respectively.
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
The SAC also alleges liability against the Company under a joint venture or agency theory for practices relating to CreditBuilder. As against DBCC, the SAC alleges claims for negligent misrepresentation, fraudulent concealment, unfair and deceptive acts, breach of contract and unjust enrichment. DBCC filed a motion to dismiss the claims that were based on a joint venture or agency liability theory. The Company filed a motion to dismiss the SAC. On January 9, 2014, the Court heard argument on the defendants’ motions. It dismissed with prejudice the claims against the defendants based on a joint venture or agency liability theory. The Court denied the Company’s motion with respect to the negligence, defamation and unfair practices claims. On January 23, 2014, the defendants answered the SAC. At a court conference on December 17, 2014, plaintiff informed the Court that it would not be seeking to certify a nationwide class, but instead limit the class to CreditBuilder purchasers in Washington. On May 29, 2015, plaintiff filed motions for class certification against the Company and DBCC. On July 29, 2015, Defendants filed oppositions to the motions for class certification.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

On September 16, 2015, plaintiff filed reply briefs in support of the motions for class certification. The parties have since reached an oral agreement in principle to resolve the action, which is subject to the negotiation and execution of a written settlement agreement and Court approval. At the request of the parties, on October 30, 2015, the Court entered an order striking plaintiff’s class certification motions without prejudice and striking all upcoming deadlines while the parties negotiate a written settlement agreement. Our ultimate liability related to this matter is contingent upon our insurance coverage and we do not expect the impact will be material to our financial results.
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
On March 4, 2014, in response to a direction from the Ohio court, Die-Mension withdrew its original complaint and filed an amended complaint. The amended complaint contains the same substantive allegations as the original complaint, but limits the purported class to small businesses in Ohio that purchased the CreditBuilder product. On March 12, 2014, DBCC agreed to waive service of the amended complaint and on March 13, 2014, the Company agreed to waive service. On May 5, 2014, the Company and DBCC filed a Joint Motion to Transfer the litigation to the Western District of Washington. On June 9, 2014, the Ohio court issued an order granting the Defendants’ Joint Motion to Transfer. On June 22, 2014, the case was transferred to the Western District of Washington. Pursuant to an order entered on December 17, 2014 by the Washington court, this case was coordinated for pre-trial discovery purposes with related cases transferred to the Western District of Washington. On January 6, 2015, the Court entered a stipulation and order setting forth the case management schedule. On January 15, 2015, Defendants filed motions to dismiss the amended complaint. In response, Die-Mension filed a second amended complaint on March 13, 2015. On April 3, 2015, Defendants filed motions to dismiss the second amended complaint, and on May 22, 2015, Die-Mension filed its oppositions to the motions. Defendants filed reply briefs on June 12, 2015. On July 17, 2015, Die-Mension filed motions for class certification against the Company and DBCC. On September 9, 2015, the Washington court entered an order denying the Company’s motion to dismiss, and on September 10, 2015, it entered an order granting DBCC’s motion to dismiss without prejudice. The parties have since reached an oral agreement in principle to resolve the action, which is subject to the negotiation and execution of a written settlement agreement and Court approval. At the request of the parties, on October 30, 2015, the Court entered an order striking plaintiff’s class certification motions without prejudice and striking all upcoming deadlines while the parties negotiate a written settlement agreement. Our ultimate liability related to this matter is contingent upon our insurance coverage and we do not expect the impact will be material to our financial results.
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
On March 31, 2014, the Company agreed to waive service of the complaint and on April 2, 2014, DBCC agreed to waive service. On June 13, 2014, the Company and DBCC filed a Joint Unopposed Motion to Transfer the litigation to the Western District of Washington. On July 2, 2014, the California court granted the Defendants’ Joint Motion to Transfer, and on July 8, 2014, the case was transferred to the Western District of Washington. Pursuant to an order entered on December 17, 2014 by the Washington court, this case was coordinated for pre-trial discovery purposes with related cases transferred to the Western District of Washington. On January 6, 2015, the Court entered a stipulation and order setting forth the case management schedule. On January 15, 2015, Defendants filed motions to dismiss the complaint. In response, plaintiffs filed an amended complaint on March 13, 2015. On April 3, 2015, Defendants filed motions to dismiss the amended complaint, and on May 22, 2015, plaintiffs filed their oppositions to the motions. Defendants filed reply briefs on June 12, 2015. On July 17,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

2015, Plaintiffs filed motions for class certification against the Company and DBCC. On September 9, 2015, the Washington court entered an order denying the Company’s motion to dismiss. The parties have since reached an oral agreement in principle to resolve the action, which is subject to the negotiation and execution of a written settlement agreement and Court approval. At the request of the parties, on October 30, 2015, the Court entered an order striking plaintiff’s class certification motions and DBCC’s motion to dismiss without prejudice and striking all upcoming deadlines while the parties negotiate a written settlement agreement. Our ultimate liability related to this matter is contingent upon our insurance coverage and we do not expect the impact will be material to our financial results.
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

On June 18, 2014, DBCC agreed to waive service of the complaint and on June 26, 2014, the Company agreed to waive service of the complaint. On August 4, 2014, the Company and DBCC filed a Joint Unopposed Motion to Transfer the litigation to the Western District of Washington. On September 8, 2014, the North Carolina court granted the motion to transfer, and on September 9, 2014, the case was transferred to the Western District of Washington. Pursuant to an order entered on December 17, 2014 by the Washington court, this case was coordinated for pre-trial discovery purposes with related cases transferred to the Western District of Washington. On January 6, 2015, the Court entered a stipulation and order setting forth the case management schedule. On January 15, 2015, Defendants filed motions to dismiss the complaint. In response, Flow Sciences filed an amended complaint on March 13, 2015. On April 3, 2015, Defendants filed motions to dismiss the amended complaint, and on May 22, 2015, Flow Science filed its oppositions to the motions. Defendants filed reply briefs on June 12, 2015. On July 17, 2015, Flow Sciences filed motions for class certification against the Company and DBCC. On September 9, 2015, the Washington court entered an order denying the Company’s motion to dismiss and on October 19, 2015, it entered an order denying DBCC’s motion to dismiss. The parties have since reached an oral agreement in principle to resolve the action, which is subject to the negotiation and execution of a written settlement agreement and Court approval. At the request of the parties, on October 30, 2015, the Court entered an order striking plaintiff’s class certification motions without prejudice and striking all upcoming deadlines while the parties negotiate a written settlement agreement. Our ultimate liability related to this matter is contingent upon our insurance coverage and we do not expect the impact will be material to our financial results.
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

On June 26, 2014, the Company agreed to waive service of the complaint, and on July 2, 2014, DBCC agreed to waive service. On July 29, 2014, the Company and DBCC filed a Joint Unopposed Motion to Transfer the litigation to the Western District of Washington. On July 31, 2014, the New Jersey court granted the Defendants’ Joint Motion to Transfer, and the case was transferred to the Western District of Washington on August 20, 2014. Pursuant to an order entered on December 17, 2014 by the Washington court, this case was coordinated for pre-trial discovery purposes with related cases transferred to the Western District of Washington. On January 6, 2015, the Court entered a stipulation and order setting forth the case management schedule. On January 15, 2015, Defendants filed motions to dismiss the complaint. In response, Altaflo filed an amended complaint on March 13, 2015. On April 3, 2015, Defendants filed motions to dismiss the amended complaint, and on May 22, 2015, Altaflo filed its oppositions to the motions. Defendants filed reply briefs on June 12, 2015. On July 17, 2015, Altaflo filed motions for class certification against the Company and DBCC. On September 9, 2015, the Washington court entered an order denying the Company’s motion to dismiss, and on October 19, 2015, it entered an order granting DBCC’s

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

motion to dismiss without prejudice. The parties have since reached an oral agreement in principle to resolve the action, which is subject to the negotiation and execution of a written settlement agreement and Court approval. At the request of the parties, on October 30, 2015, the Court entered an order striking plaintiff’s class certification motions without prejudice and striking all upcoming deadlines while the parties negotiate a written settlement agreement. Our ultimate liability related to this matter is contingent upon our insurance coverage and we do not expect the impact will be material to our financial results.
Sentry Insurance, a Mutual Company v. The Dun & Bradstreet Corporation and Dun & Bradstreet, Inc., No. 2:15-cv-01952 (SRC) (D.N.J.)
On March 17, 2015, Sentry Insurance filed a Declaratory Judgment Action in the United States District Court for the District of New Jersey against The Dun & Bradstreet Corporation and Dun & Bradstreet, Inc. (collectively, the “Company”). The Complaint seeks a judicial declaration that Sentry, which issued a General Commercial Liability insurance policy (the “CGL Policy”), to the Company, does not have a duty under the CGL Policy to provide the Company with a defense or indemnification in connection with five putative class action complaints (the “Class Actions”) filed against the Company and DBCC. Against the Company, the Class Actions complaints allege negligence, defamation and violations of state laws prohibiting unfair and deceptive practices in connection with DBCC's marketing and sale of credit monitoring products. Sentry’s Complaint alleges that the Company is not entitled to a defense or indemnification for any losses it sustains in the Class Actions because the underlying claims in the Class Actions fall within various exceptions in the CGL policy, including exclusions for claims: (i) that arise from D&B’s provision of “professional services”; (ii) that are based on intentional or fraudulent acts; and (iii) that are based on conduct that took place prior to the beginning of the CGL Policy periods. On March 26, 2015, Sentry filed and served an Amended Complaint which added several exhibits but did not otherwise materially differ from the original Complaint. The Company filed an Answer to the Amended Complaint on April 16, 2015 and also asserted counterclaims. In addition, the parties have held informal discussions regarding a possible resolution to the dispute. The Company is in the initial stages of investigating the allegations. A preliminary conference with the Court was held on July 28, 2015 and the parties subsequently served their respective document demands and interrogatories, although no documents have been exchanged yet. In addition, the parties have held informal discussions regarding a possible resolution including the possibility of mediating the dispute. The Company is continuing to investigate the allegations, and discovery in this action is still in the very early stages. In accordance with ASC 450 Contingencies, we therefore do not have sufficient information upon which to determine that a loss in connection with this matter is probable, reasonably possible or estimable, and thus no reserve has been established nor has a range of loss been disclosed.
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

Note 8 -- Income Taxes
For the three months ended September 30, 2015, our effective tax rate was 5.0% as compared to 15.1% for the three months ended September 30, 2014. The effective tax rate for the three months ended September 30, 2015 was positively impacted by the release of reserves of $19.2 million for uncertain tax positions due to the expiration of a statute of limitations for the 2011 tax year. The effective tax rate for the three months ended September 30, 2014 was positively impacted by the release of reserves of $17.2 million for uncertain tax positions due to the expiration of a statute of limitations for the 2010 tax year, partially offset by the negative impact associated with the reversal of a state tax benefit. For the three months ended September 30, 2015, there are no known changes in our effective tax rate that either have had or that we expect may reasonably have a material impact on our operations or future performance.
For the nine months ended September 30, 2015, our effective tax rate was 22.2% as compared to 0.8% for the nine months ended September 30, 2014. The effective tax rate for the nine months ended September 30, 2015, was positively

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

impacted by the release of reserves of $19.2 million for uncertain tax positions due to the expiration of a statute of limitations for the 2011 tax year. The effective tax rate for the nine months ended September 30, 2014 was positively impacted by the release of reserves of $75.9 million, net of cash paid, for uncertain tax positions due to the effective settlement of audits for the 2007 - 2009 tax years and the expiration of the statute of limitations for the 2010 tax year in third quarter of 2014. For the nine months ended September 30, 2015, there are no known changes in our effective tax rate that either have had or that we expect may reasonably have a material impact on our operations or future performance.
The total amount of gross unrecognized tax benefits as of September 30, 2015 was $8.3 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $7.5 million, net of related additional tax benefits. During the three months ended September 30, 2015, we decreased our unrecognized tax benefits by approximately $17.4 million, net of increases. During the nine months ended September 30, 2015, we decreased our unrecognized tax benefits by approximately $17.9 million, net of increases. The decrease for the three month and nine month periods ended September 30, 2015 is primarily due to the expiration of a statute of limitations for the 2011 tax year. We anticipate that it is reasonably possible that total unrecognized tax benefits will decrease by approximately $6 million within the next twelve months as a result of the expiration of applicable statutes of limitation.
We or one of our subsidiaries file income tax returns in the U.S. federal, and various state, local and foreign jurisdictions. In the U.S. federal jurisdiction, we are no longer subject to examination by the Internal Revenue Service (“IRS”) for years prior to 2012. In state and local jurisdictions, with a few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2010. In foreign jurisdictions, with a few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2009.
We recognize accrued interest expense related to unrecognized tax benefits in income tax expense. The total amount of interest expense recognized for the three month and nine month periods ended September 30, 2015 was $0.1 million and $0.4 million, net of tax benefits, respectively, as compared to $0.2 million and $0.9 million, net of tax benefits, for the three month and nine month periods ended September 30, 2014, respectively. The total amount of accrued interest as of September 30, 2015 was $0.4 million, net of tax benefits, as compared to $3.0 million, net of tax benefits, as of September 30, 2014.
Note 9 -- Pension and Postretirement Benefits
The following table sets forth the components of the net periodic cost (income) associated with our pension plans and our postretirement benefit obligations:

	Pension Plans				Postretirement Benefit Obligations
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014	2015	2014	2015	2014
Components of Net Periodic Cost (Income):
Service Cost	$1.1	$0.8	$3.1	$2.9	$0.2	$0.2	$0.6	$0.6
Interest Cost	18.7	20.6	55.4	60.1	0.1	0.3	0.4	0.7
Expected Return on Plan Assets	(25.8)	(26.1)	(77.1)	(76.5)	—	—	—	—
Amortization of Prior Service Cost (Credit)	—	—	0.2	0.2	(0.8)	(1.2)	(1.1)	(2.0)
Recognized Actuarial Loss (Gain)	10.6	9.5	32.0	27.3	(0.1)	(0.4)	(1.1)	(0.9)
Net Periodic Cost (Income)	$4.6	$4.8	$13.6	$14.0	$(0.6)	$(1.1)	$(1.2)	$(1.6)
We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014 that we expected to contribute approximately $22.4 million to our U.S. Non-Qualified plans and non-U.S. pension plans and that we expected to contribute approximately $2.7 million to our postretirement benefit plan for the year ended December 31, 2015. As of September 30, 2015, we have made contributions to our U.S. Non-Qualified and non-U.S. pension plans of $15.0 million and $3.1 million to our postretirement benefit plan. In addition, we received total subsidies of $3.4 million for the nine months ended September 30, 2015, under the previous retiree medical program covered by a group-based company sponsored Medicare Part D program, or EGWP, which more than offset our year-to-date contributions. For the year ended December 31, 2015, we currently expect to make contributions of approximately $1 million for our postretirement benefit plan, net of subsidies received. Effective January 1, 2015, we provide our eligible retirees and dependents age 65 or older access to coverage in the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

individual Medicare market. We also provide an annual contribution towards retirees' premiums and other out-of-pocket expenses.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue:
Americas	$328.4	$308.3	$912.2	$877.7
Non-Americas	77.8	82.6	225.6	241.3
Consolidated Core	406.2	390.9	1,137.8	1,119.0
Divested and Other Businesses	—	—	—	0.1
Consolidated Total	$406.2	$390.9	$1,137.8	$1,119.1
Operating Income (Loss):
Americas	$86.4	$90.2	$221.5	$251.4
Non-Americas	22.8	22.5	63.4	63.5
Total Segments	109.2	112.7	284.9	314.9
Corporate and Other (1)	(24.2)	(18.5)	(76.6)	(57.9)
Consolidated Total	85.0	94.2	208.3	257.0
Non-Operating Income (Expense), Net (2)	(22.7)	(18.0)	(43.3)	(60.4)
Income Before Provision for Income Taxes and Equity in Net Income of Affiliates	$62.3	$76.2	$165.0	$196.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

(1)	The following table summarizes “Corporate and Other:”

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Corporate Costs	$(17.4)	$(15.3)	$(49.8)	$(43.3)
Restructuring Expense	(5.5)	(2.0)	(15.1)	(11.9)
Acquisition-Related Costs (a)	(0.8)	—	(10.0)	—
Legal and Other Professional Fees and Shut-Down Costs Related to Matters in China	(0.5)	(1.2)	(1.7)	(2.7)
Total Corporate and Other	$(24.2)	$(18.5)	$(76.6)	$(57.9)

(a) The acquisition-related costs (e.g., banker's fees) for the three month and nine month periods ended September 30, 2015 were primarily related to the acquisition of DBCC and NetProspex. See Note 13 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

(2)	The following table summarizes “Non-Operating Income (Expense):”

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Interest Income	$0.3	$0.4	$1.1	$1.1
Interest Expense	(13.8)	(10.9)	(37.0)	(32.3)
Other Income (Expense) - Net (a)	(9.2)	(7.5)	(7.4)	(29.2)
Non-Operating Income (Expense) - Net	$(22.7)	$(18.0)	$(43.3)	$(60.4)

(a) The decrease in Other Income (Expense) - Net for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 was primarily due to the reduction of a contractual receipt in the prior year under a tax allocation agreement between Moody’s Corporation and Dun & Bradstreet as a result of the effective settlement of audits for the 2007 - 2009 tax years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

Supplemental Geographic and Customer Solution Set Information:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Customer Solution Set Revenue:
Americas:
Risk Management Solutions	$194.3	$180.3	$529.1	$512.6
Sales & Marketing Solutions	134.1	128.0	383.1	365.1
Americas Core Revenue	328.4	308.3	912.2	877.7
Divested and Other Businesses	—	—	—	—
Total Americas Revenue	328.4	308.3	912.2	877.7

Non-Americas:
Risk Management Solutions	61.1	65.2	180.8	194.5
Sales & Marketing Solutions	16.7	17.4	44.8	46.8
Non-Americas Core Revenue	77.8	82.6	225.6	241.3
Divested and Other Businesses (3)	—	—	—	0.1
Total Non-Americas Revenue	77.8	82.6	225.6	241.4

Consolidated Total:
Risk Management Solutions	255.4	245.5	709.9	707.1
Sales & Marketing Solutions	150.8	145.4	427.9	411.9
Core Revenue	406.2	390.9	1,137.8	1,119.0
Divested and Other Businesses (3)	—	—	—	0.1
Consolidated Total Revenue	$406.2	$390.9	$1,137.8	$1,119.1

(3)
During the first quarter of 2014, we ceased the operations of our Ireland Small Corporate Registry Business in our Non-Americas segment. This business contributed less than 1% to our Non-Americas total revenue for the nine months ended September 30, 2014. This business has been classified as “Divested and Other Businesses.”

The following table represents Divested and Other Businesses revenue by solution set:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Divested and Other Businesses:
Risk Management Solutions	$—	$—	$—	$0.1
Sales & Marketing Solutions	—	—	—	—
Total Divested and Other Businesses Revenue	$—	$—	$—	$0.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

	At September 30, 2015	At December 31, 2014
Assets:
Americas (4)	$1,358.9	$831.9
Non-Americas (5)	551.2	595.7
Total Segments	1,910.1	1,427.6
Corporate and Other (6)	172.3	320.5
Discontinued Operations (7)	—	238.1
Consolidated Total	$2,082.4	$1,986.2
Goodwill:
Americas	$564.6	$275.1
Non-Americas	145.5	153.0
Consolidated Total (8)	$710.1	$428.1

(4)
The increase in assets in the Americas segment to $1,358.9 million at September 30, 2015 from $831.9 million at December 31, 2014 was primarily due to the acquisition of DBCC and NetProspex (See Note 13 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q), partially offset by a decrease in accounts receivable resulting from the cyclical sales pattern of our Americas business and the negative impact of foreign currency translation.

(5)
The decrease in assets in the Non-Americas segment to $551.2 million at September 30, 2015 from $595.7 million at December 31, 2014 was primarily driven by a net decrease in cash used as a portion of the purchase consideration for the acquisition of DBCC and the negative impact of foreign currency translation.

(6)
The decrease in assets in Corporate and Other to $172.3 million at September 30, 2015 from $320.5 million at December 31, 2014 was primarily due to a decrease in deferred tax assets and lower cash due to: (i) the acquisitions of DBCC during the second quarter of 2015 and NetProspex during the first quarter of 2015; and (ii) lower Non-Qualified pension assets due to benefit payments.

(7)
Discontinued operations at December 31, 2014 was related to our business in ANZ divested in June 2015. See Note 15 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

(8)
The increase in total goodwill to $710.1 million at September 30, 2015 from $428.1 million at December 31, 2014 was primarily attributable to the goodwill of $293.4 million associated with the acquisitions of NetProspex and DBCC, partially offset by the negative impact of foreign currency translation of $11.4 million. See Note 13 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

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
By their nature, all such instruments involve risk, including the credit risk of non-performance by counterparties. However, at September 30, 2015 and December 31, 2014, there was no significant risk of loss in the event of non-performance of the counterparties to these financial instruments. We control our exposure to credit risk through monitoring procedures.
Our trade receivables do not represent a significant concentration of credit risk at September 30, 2015 and December 31, 2014, because we sell to a large number of customers in different geographical locations and industries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

Interest Rate Risk Management
Our objective in managing our exposure to interest rates is to limit the impact of interest rate changes on our earnings, cash flows and financial position, and to lower our overall borrowing costs. To achieve these objectives, we maintain a policy that floating-rate debt be managed within a minimum and maximum range of our total debt exposure. To manage our exposure and limit volatility, we may use fixed-rate debt, floating-rate debt and/or interest rate swaps. We recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. As of September 30, 2015, we did not have any interest rate derivatives outstanding.
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
Approximately $0.8 million of derivative gains partially offset by a $0.5 million loss on the fair value adjustment related to the hedged debt were recorded through the date of termination in the results for the three months ended March 31, 2012. The $4.9 million adjustment in the carrying amount of the hedged debt at the date of termination is being amortized as an offset to “Interest Expense” in our consolidated statement of operations and comprehensive income (loss) the remaining term of the 2015 notes. Approximately $1.0 million of amortization was recorded during the nine months ended September 30, 2015, resulting in a balance of $0.2 million in the unaudited consolidated balance sheet at September 30, 2015.
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
As of September 30, 2015 and 2014, the notional amounts of our foreign exchange contracts were $563.3 million and $299.4 million, respectively.
Fair Values of Derivative Instruments in the Consolidated Balance Sheet

	Asset Derivatives				Liability Derivatives
	September 30, 2015		December 31, 2014		September 30, 2015		December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other Current Assets	$2.7	Other Current Assets	$0.4	Other Accrued & Current Liabilities	$5.2	Other Accrued & Current Liabilities	$0.1
Total derivatives not designated as hedging instruments		$2.7		$0.4		$5.2		$0.1
Total Derivatives		$2.7		$0.4		$5.2		$0.1
Our foreign exchange forward contracts are not designated as hedging instruments under authoritative guidance.
The Effect of Derivative Instruments on the Consolidated Statement of Operations and Comprehensive Income (Loss)

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2015	2014	2015	2014
Foreign exchange forward contracts	Non-Operating Income (Expenses) – Net	$(7.2)	$(3.1)	$(13.1)	$(4.0)
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
The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value. Level inputs, as defined by authoritative guidance, are as follows:

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
The following table summarizes fair value measurements by level at September 30, 2015 for assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Balance at September 30, 2015
Assets:
Cash Equivalents (1)	$137.4	$—	$—	$137.4
Other Current Assets:
Foreign Exchange Forwards (2)	$—	$2.7	$—	$2.7
Liabilities:
Other Accrued and Current Liabilities:
Foreign Exchange Forwards (2)	$—	$5.2	$—	$5.2
Contingent Consideration (3)	$—	$—	$1.4	$1.4
Other Non-Current Liabilities
Contingent Consideration (3)	$—	$—	$7.1	$7.1

(1)	Cash equivalents represent fair value as it consists of highly liquid investments with an original maturity of three months or less.

(2)	Primarily represents foreign currency forward contracts. Fair value is determined utilizing a market approach and considers a factor for nonperformance in the valuation.

(3)
Relates to our contingent consideration liability associated with the acquisition of DBCC in the second quarter of 2015. See Note 13 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for further detail.

There were no transfers between Levels 1 and 2 for the nine months ended September 30, 2015.

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
There were no transfers between Levels 1 and 2 for the nine months ended September 30, 2014 and during the year ended December 31, 2014.
At September 30, 2015 and December 31, 2014, the fair value of cash and cash equivalents, accounts receivable, other receivables and accounts payable approximated carrying value due to the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on valuation models using discounted cash flow methodologies with market data inputs from globally recognized data providers and third-party quotes from major financial institutions (categorized as Level II in the fair value hierarchy), are as follows:

	Balance at
	September 30, 2015		December 31, 2014
	Carrying Amount (Asset) Liability	Fair Value (Asset) Liability	Carrying Amount (Asset) Liability	Fair Value (Asset) Liability
Short-term and Long-term Debt	$1,346.8	$1,375.6	$1,047.5	$1,082.1
Credit Facilities	$412.9	$416.1	$604.5	$625.4
Items Measured at Fair Value on a Nonrecurring Basis
In addition to assets and liabilities that are recorded at fair value on a recurring basis, we are required to record assets and liabilities at fair value on a nonrecurring basis as required by GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges.
During the three month and nine month periods ended September 30, 2015, we recorded a loss of $0.1 million and $38.3 million, respectively, related to the divestiture of our business in ANZ based on Level II fair value inputs. Our business in ANZ was classified as discontinued operations at September 30, 2015. The loss was recorded in the results of the discontinued operations. See Note 15 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for further detail.
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
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (loss) (“AOCI”) as of September 30, 2015 and 2014:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, December 31, 2013	$(186.7)	$(552.2)	$0.1	$(738.8)
Other Comprehensive Income (Loss) Before Reclassifications	(4.4)	(2.8)	(0.1)	(7.3)
Amounts Reclassified From Accumulated Other Comprehensive Income (Loss), Net of Income Taxes	—	16.3	—	16.3
Balance, September 30, 2014	$(191.1)	$(538.7)	$—	$(729.8)

Balance, December 31, 2014	$(233.4)	$(688.7)	$—	$(922.1)
Other Comprehensive Income (Loss) Before Reclassifications	(36.1)	(1.3)	—	(37.4)
Amounts Reclassified From Accumulated Other Comprehensive Income (Loss), Net of Income Taxes	—	19.5	—	19.5
Balance, September 30, 2015	$(269.5)	$(670.5)	$—	$(940.0)
The following table summarizes the reclassifications out of AOCI as of September 30, 2015 and 2014:

Details About Accumulated Other Comprehensive Income (Loss) Components	Affected Line Item in the Statement Where Net Income is Presented	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
		Three Months Ended September 30,		Nine Months Ended September 30,
		2015	2014	2015	2014
Defined Benefit Pension Plans:
Amortization of Prior Service Costs	Selling and Administrative Expenses	$(0.5)	$(0.9)	$(0.6)	$(1.3)
	Operating Expenses	(0.3)	(0.3)	(0.3)	(0.5)
Amortization of Actuarial Gain/Loss	Selling and Administrative Expenses	7.1	6.4	20.2	19.0
	Operating Expenses	3.4	2.7	10.7	7.4
Total Before Income Taxes		9.7	7.9	30.0	24.6
Income Tax (Expense) or Benefit		(3.3)	(2.5)	(10.5)	(8.3)
Total After Income Taxes		$6.4	$5.4	$19.5	$16.3

Total Reclassifications for the Period, Net of Income Taxes		$6.4	$5.4	$19.5	$16.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

Note 13 -- Acquisitions
Dun & Bradstreet Credibility Corporation
On May 12, 2015, we acquired a 100% equity interest in DBCC. DBCC provides business credit building and credibility solutions. The company’s headquarters is in Los Angeles, CA, with offices throughout the United States. As a result of this acquisition, we formed a new business, Dun & Bradstreet Emerging Businesses, a combination of DBCC’s technology and data solutions with Dun & Bradstreet’s small and mid-sized operations. The new business has been established to expand our capabilities to deliver more sophisticated solutions to the diverse needs of emerging business customers. The results of DBCC have been included in our unaudited consolidated financial statements since the date of acquisition.
The acquisition was accounted for in accordance with ASC 805 “Business Combination.” Total consideration included an initial cash payment of $320.0 million, at the closing of the transaction, and an earnout of up to $30.0 million based on the achievement of Sales, Earnings Before Interest, Tax, Depreciation and Amortization (“EBITDA”), operating expense and operating income targets through December 31, 2018. In connection with this potential earnout payment, we recorded total contingent consideration liability of $8.5 million, representing the estimated fair value of the contingent consideration we expect to pay. Of the $320.0 million initial cash payment, a part of the merger consideration was placed in escrow to indemnify the Company against a portion of the losses, if any, arising out of certain class action litigation matters, subject to a cap and other conditions. As of the acquisition date, discovery in the cases was ongoing, and the Company was investigating the allegations. We therefore did not have sufficient information upon which to determine that a loss in connection with these litigations was probable, reasonably possible or estimable, and thus no reserve was established nor was a range of loss disclosed. Hence no associated indemnification asset was recognized on the acquisition date. For an update on this matter, see Note 7 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
The preliminary fair values of the acquired assets and liabilities are subject to change within the one-year measurement period. We expect to continue to obtain information to determine the fair values of the net assets acquired at the acquisition date during the measurement period. Since the initial valuation reflected in our financial results as of June 30, 2015, we have recorded adjustments to the preliminary valuation of assets and liabilities, resulting in a net decrease of goodwill of $2.7 million in the third quarter of 2015. The reduction of $2.7 million in goodwill reflects an adjustment to the fair value of the contingent consideration liability as a result of applying a higher risk premium based upon further analysis. We have also early adopted FASB ASU 2015-16 “Business Combination” (Topic 805) in the third quarter of 2015. Accordingly, adjustments to the initial purchase price allocation identified during the measurement period are recognized in the reporting period in which the adjustment amounts are determined.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

The table below reflects the purchase price related to the acquisition and the resulting preliminary purchase price allocation at September 30, 2015:

	Amortization Life (years)	Initial Purchase Price Allocation at June 30, 2015	Measurement Period Adjustments	Preliminary Purchase Price Allocation at September 30, 2015
Current Assets		$2.0		$2.0
Intangible Assets:
Reacquired Right	Indefinite	153.2		153.2
Customer Relationships	8.0	82.5		82.5
Technology	6.5	45.6		45.6
Goodwill	Indefinite	210.1	(2.7)	207.4
Other		3.5		3.5
Total Assets Acquired		$496.9	(2.7)	$494.2

Deferred Revenue		$45.6		$45.6
Deferred Tax Liability		107.0		107.0
Other Liabilities		13.1		13.1
Total Liabilities Assumed		$165.7		$165.7

Total Upfront Purchase Price		$320.0		$320.0
Fair Value of Contingent Consideration		11.2	(2.7)	8.5
Total Consideration		$331.2	(2.7)	$328.5
Less:
Cash Assumed		—		—
Net Cash Consideration		$331.2	(2.7)	$328.5
The fair value of the reacquired right intangible asset was determined by applying the income approach; specifically, a multi-period excess earnings method.
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
The acquisition was accounted for in accordance with ASC 805 “Business Combination.” The acquisition was valued at $124.5 million, net of cash assumed. Transaction costs of $2.3 million were included in operating expenses in the unaudited consolidated statement of operations and comprehensive income (loss). The acquisition was accounted for as a purchase transaction, and accordingly, the assets and liabilities of the acquired entity were recorded at their estimated fair values at the date of the acquisition.
The table below reflects the purchase price related to the acquisition and the resulting preliminary purchase price allocation at September 30, 2015:

	Amortization Life (years)	Initial Purchase Price Allocation at March 31, 2015	Measurement Period Adjustments	Preliminary Purchase Price Allocation at September 30, 2015
Current Assets		$10.8		$10.8
Intangible Assets:
Data Supply Agreement	5.5	1.1		1.1
Customer Relationships	5.5	6.5		6.5
Database	2.0	3.2		3.2
Technology	6.5	18.8		18.8
Database Screening Tool	9.0	9.5		9.5
Goodwill	Indefinite	87.0	(1.0)	86.0
Other		1.0		1.0
Total Assets Acquired		$137.9	(1.0)	$136.9

Total Liabilities Assumed		9.5	(1.0)	8.5

Total Purchase Price		$128.4	—	$128.4
Less:
Cash Assumed		(4.2)		(4.2)
Acceleration of Vesting for NetProspex Options		0.3		0.3

Net Cash Consideration		$124.5	—	$124.5
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
As within our DBCC acquisition discussed above, we expect to continue to obtain information to determine the fair values of the net assets acquired at the acquisition date during the measurement period. The measurement-period adjustment recorded in the third quarter of 2015 for NetProspex was related to the deferred tax liability based on additional tax credit identified in the third quarter of 2015. The adjustment has resulted in a net decrease of goodwill of $1.0 million.
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
The fair value of the customer relationships and data supply agreement intangible assets was determined by applying the income approach through a discounted cash flow analysis.
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
Unaudited Pro Forma Financial Information
The following unaudited pro forma statements of operations data presents the combined results of the Company and its business acquisitions (DBCC and NetProspex) completed for the nine months ended September 30, 2015, assuming that the business acquisitions completed during 2015 had occurred on January 1, 2014.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Reported GAAP Revenue (1)	$406.2	$390.9	$1,137.8	$1,119.1
Add: DBCC and NetProspex Preacquisition Revenue	—	32.8	42.4	94.2
Pro Forma Revenue	$406.2	$423.7	$1,180.2	$1,213.3

Reported GAAP Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders (2)	$59.0	$67.5	$92.1	$202.7

Pro Forma Adjustments - Net of Income Tax:
Preacquisition Net Income (Losses)	—	1.9	0.3	1.6
Amortization for Intangible Assets	—	(3.8)	(4.0)	(11.4)
Acquisition-Related Costs (3)	0.6	(0.6)	7.2	(7.2)
Pro Forma Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders	$59.6	$65.0	$95.6	$185.7

(1)
Reported GAAP revenue includes revenue from DBCC and NetProspex since their respective acquisition dates of $32.1 million and $52.9 million, for the three month and nine month periods ended September 30, 2015, respectively, net of the impact of the deferred revenue fair value adjustment of $8.0 million and $14.8 million, respectively.

(2)
Reported GAAP Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders includes net loss from DBCC and NetProspex since their respective acquisition dates of $3.3 million and $10.3 million for the three month and nine month periods ended September 30, 2015, respectively.

(3)	Acquisition-related costs include transaction costs and retention costs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

Note 14 -- Contractual Obligations
Assignment of Certain Outsourcing Arrangements with Acxiom Corporation and Acxiom Limited
In connection with the sale by Acxiom Corporation (“Acxiom”) of its IT infrastructure management division to a third party, which closed on July 31, 2015 (the “Transaction”), we have consented to the assignment by Acxiom of our Global Master Services Agreement with Acxiom, as amended (“GMSA”), and Statement of Work Number 9 and certain other agreements and obligations of Acxiom under the GMSA to Acxiom IT Outsourcing, Inc. and our DBIS Master Services Agreement with Acxiom Limited, as amended (“IMSA”), and Statement of Work I-9 and certain other agreements and obligations of Acxiom under the IMSA to Aspen Hivedown Limited. As a result of the Transaction, Acxiom IT Outsourcing, Inc. and Aspen Hivedown Limited are now indirectly owned by Charlesbank Capital Partners, M/C Partners and other co-investors (collectively, “Aspen”). Effective as of the closing of the Transaction, all rights, responsibilities, obligations and interests under the assigned agreements have been assumed by Aspen or an affiliate of Aspen. Acxiom and Acxiom Limited shall remain responsible for any and all obligations and liabilities, as applicable, that have accrued prior to the closing of the Transaction. We have retained our managed data services relationship with Acxiom, which accounts for approximately 15% of our existing relationship with Acxiom immediately prior to the Closing. Our aggregate financial commitment for all of the services to be provided by Acxiom and Aspen subsequent to the closing of the Transaction is equivalent to our pre-Transaction spend with Acxiom.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

As a result of the agreement with CTS effective June 1, 2015, and a modification to our business process outsourcing agreement with CCMG effective January 1, 2015, we have updated the following table as of September 30, 2015:

Contractual Obligations	2015	2016	2017	2018	2019	Thereafter	Total
Obligations to Outsourcers	$143.5	$93.1	$48.4	$28.8	$18.4	$56.2	$388.4
Note 15 -- Discontinued Operations
As part of our growth strategy, we decided to shift our business in ANZ to a Worldwide Network partner model. On June 12, 2015, we entered into an agreement with Archer Capital (“Archer”) to sell our business in ANZ. The transaction was completed on June 30, 2015, or the third quarter of 2015 for our subsidiaries outside the U.S. and Canada. We have reclassified the historical financial results of the ANZ business as discontinued operations in accordance with ASC 205-20, “Discontinued Operations.” As of September 30, 2015, the assets and liabilities of our business in ANZ are classified separately as current and non-current assets and liabilities from Discontinued Operations in our unaudited consolidated balance sheet for the historical periods. The results of the business were reflected as discontinued operations in the unaudited consolidated statements of operations and comprehensive income for all periods presented.
The sale was valued at $169.8 million, of which we received proceeds of $159.0 million as of September 30, 2015. We expect to receive additional proceeds of $0.7 million in the fourth quarter of 2015 related to a working capital adjustment. The remaining proceeds of $10.1 million are being held in an escrow account until the resolution of certain contingent events as defined in the Share Sale Agreement. Under the agreement the escrow funds may be used to reimburse certain future costs incurred by Archer related to new supplier arrangements and specified technology and data operation infrastructure upgrades over the next three years. A reserve of $7.0 million was recorded based on our estimate of the probable outcome of the contingent events discussed above. The assets and liabilities of the ANZ business were reflected as current assets and liabilities from discontinued operations held for sale in our unaudited consolidated balance sheets as of June 30, 2015. A long-lived asset classified as held for sale is measured at the lower of its carrying amount or fair value less cost to sell. As a result, we recorded a loss of $38.2 million on the disposal of our business in ANZ in the second quarter of 2015. In the third quarter of 2015, we have recorded an additional loss of $0.1 million reflecting final net asset value and working capital adjustment. Our business in ANZ was historically recorded in our Non-Americas segment.
In connection with the divestiture, we also entered into a commercial service agreement with the initial term of five years through 2020. The agreement is renewable subject to certain terms and conditions. Under the agreement, Archer will act as the exclusive distributor of our products and services in the ANZ territory, and we will act as Archer’s exclusive product distributor outside the ANZ territory. As part of this commercial service agreement, we also entered into a trademark license agreement with the same term as the commercial service agreement. Under the trademark agreement, Archer is granted an exclusive right to use our domain name and trademark in the ANZ territories with certain restrictions.  We will receive total royalty payments of approximately $8.0 million during the initial five-year period.
Results of the discontinued operations were comprised of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$7.3	$26.1	$49.0	$72.8
Operating Expenses	1.4	7.5	9.1	20.5
Selling and Administrative Expenses	6.0	13.4	33.4	37.4
Depreciation and Amortization	—	2.7	5.0	7.9
Operating Costs	7.4	23.6	47.5	65.8
Operating Income (Loss)	(0.1)	2.5	1.5	7.0
Non-Operating Income (Expense) - Net	—	0.2	(1.6)	(1.6)
Income (Loss) before Provision for Income Taxes	(0.1)	2.7	(0.1)	5.4
Provision for Income Taxes (Benefit)	—	(0.1)	(2.2)	(2.2)
Income (Loss) from Discontinued Operations	$(0.1)	$2.8	$2.1	$7.6

Loss on Disposal of Business, Net of Income Taxes	$(0.1)	$—	$(38.3)	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

Assets and liabilities from discontinued operations related to the divestiture of our business in ANZ were comprised of:

	At Disposal Date	At December 31, 2014
Cash and Cash Equivalents	$2.7	$3.0
Accounts Receivable	18.2	24.2
Deferred Income Tax	8.8	9.9
Property, Plant and Equipment	5.3	5.4
Computer Software	8.5	8.8
Other Intangibles	26.9	33.8
Goodwill	131.6	147.1
Other Long-Term Assets	4.4	5.9
Valuation Allowance for Carrying Value	(38.2)	—
Total Assets	$168.2	$238.1
Accounts Payable	$1.8	$3.4
Other Accrued and Current Liabilities	6.8	7.2
Accrued Income Tax	0.5	4.7
Deferred Revenue	13.2	17.9
Deferred Tax Liabilities	11.1	12.5
Other Long-Term Liabilities	4.3	7.3
Total Liabilities	$37.7	$53.0
The assets and liabilities of our business in ANZ were removed from our unaudited consolidated balance sheet as of September 30, 2015.
Note 16 -- Subsequent Events
Dividend Declaration
In October 2015, the Board of Directors approved the declaration of a dividend of $0.4625 per share of common stock for the fourth quarter of 2015. This cash dividend will be payable on December 11, 2015 to shareholders of record at the close of business on November 25, 2015.

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
From time to time we have analyzed and we may continue to further analyze “As Adjusted” revenue growth before the effects of foreign exchange among two components, “organic revenue growth” and “revenue growth with acquisitions.” We analyze “organic revenue growth” and “revenue growth with acquisitions” because management believes this information provides important insight into the underlying health of our business. Organic revenue excludes revenue from acquired businesses for one year from the date of the acquisition in order to understand the growth of our existing business. When acquired businesses are merged with our existing businesses, we may need to approximate organic growth.

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
We report and monitor the performance of our Risk Management Solutions as Trade Credit and Other Enterprise Risk Management, and the results of our Sales & Marketing Solutions as Traditional Prospecting Solutions and Advanced Marketing Solutions. Trade Credit represents our traditional commercial credit products such as DNBi and all other products that help customers assess payment risk. Other Enterprise Risk Management includes all of our remaining Risk Management products, such as our compliance, supply chain, credit on self and D&B Direct risk solutions. Traditional Prospecting Solutions includes Hoover's, our educational marketing business Market Data Retrieval (“MDR”) and marketing list solutions. Advanced Marketing Solutions includes all of our remaining Sales & Marketing Solutions products including Optimizer, NetProspex and Data-as-a-Service (“DaaS”) (e.g., Customer Relationship Management (“CRM”) and D&B Direct sales and marketing solutions).
We evaluate our business based on the following supplemental revenue metrics: (1) for Trade Credit we further evaluate it by “DNBi®” and “Other Trade Credit” and (2) for total revenue we further evaluate it by “Direct” and “Alliance & Partners”. We define “DNBi” as our interactive, online application that offers customers a subscription based real time access to our most complete and up-to-date global information, comprehensive monitoring and portfolio. We define “Other Trade Credit”as products and services used to manage credit risk and to support our customers’ internal credit risk decisioning processes. We define “Direct” as when we hold the relationship with the end customer. We define “Alliance & Partners” as where we do not maintain the end relationship with the customer of our content (e.g. Alliances, Worldwide Network Partners, Third Party or Broker type relationships). Management believes these measures provide further insight into our revenue performance.
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
The financial statements of our subsidiaries outside of the U.S. and Canada reflect results for the three month and nine month periods ended August 31 in order to facilitate the timely reporting of the unaudited consolidated financial results and unaudited consolidated financial position.

The following table presents the contribution by segment to total revenue and core revenue:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Total Revenue:
Americas	81%	79%	80%	78%
Non-Americas	19%	21%	20%	22%
Core Revenue:
Americas	81%	79%	80%	78%
Non-Americas	19%	21%	20%	22%
The following table presents contributions by customer solution set to total revenue and core revenue:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Total Revenue by Customer Solution Set (1):
Risk Management Solutions	63%	63%	62%	63%
Sales & Marketing Solutions	37%	37%	38%	37%
Core Revenue by Customer Solution Set:
Risk Management Solutions	63%	63%	62%	63%
Sales & Marketing Solutions	37%	37%	38%	37%

(1)
Our Divested and Other Businesses contributed less than 1% to our total consolidated revenue for the nine months ended September 30, 2014. See Note 10 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further detail.

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

Consolidated Revenue
The following table presents our core and total revenue by segment:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(Amounts in millions)		(Amounts in millions)
Revenue:
Americas	$328.4	$308.3	$912.2	$877.7
Non-Americas	77.8	82.6	225.6	241.3
Core Revenue	406.2	390.9	1,137.8	1,119.0
Divested and Other Businesses	—	—	—	0.1
Total Revenue	$406.2	$390.9	$1,137.8	$1,119.1
The following table presents our core and total revenue by customer solution set:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(Amounts in millions)		(Amounts in millions)
Revenue:
Risk Management Solutions	$255.4	$245.5	$709.9	$707.1
Sales & Marketing Solutions	150.8	145.4	427.9	411.9
Core Revenue	406.2	390.9	1,137.8	1,119.0
Divested and Other Businesses	—	—	—	0.1
Total Revenue	$406.2	$390.9	$1,137.8	$1,119.1
Three Months Ended September 30, 2015 vs. Three Months Ended September 30, 2014
Total and core revenue increased $15.3 million, or 4% (6% increase before the effect of foreign exchange), for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. The increase in total revenue was driven by an increase in Americas total revenue of $20.1 million, or 6% (7% increase before the effect of foreign exchange), partially offset by a decrease in Non-Americas total revenue of $4.8 million, or 6% (3% increase before the effect of foreign exchange).
We acquired a 100% equity interest in Dun & Bradstreet Credibility Corporation (“DBCC”) during the second quarter of 2015 and a 100% equity interest in NetProspex during the first quarter of 2015. In accordance with ASC 805, “Business Combinations,” deferred revenue at the acquisition date was recorded at fair value based on the estimated cost to provide the related services plus a reasonable profit margin on such costs. The impact of the deferred revenue fair value adjustment was a reduction of $8.0 million for the three months ended September 30, 2015. See Note 13 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further details.
The increase in total and core revenue was primarily due to:

•	Increased revenue associated with our acquisitions of: (i) DBCC, which was completed during the second quarter of 2015; and (ii) NetProspex, which was completed during the first quarter of 2015; and

•	Growth in our DaaS offerings (e.g., DaaS CRM alliances and D&B Direct);

partially offset by:

•	The negative impact of foreign exchange;

•	More of our revenue is being deferred out as we shift more of our sales to newer, embedded products where revenue is recognized over time; and

•	Decreased revenue of our subscription plans primarily due to a decline in sales in prior quarters.

Customer Solution Sets
On a customer solution set basis, core revenue reflects:

•
A $9.9 million, or 4% increase (7% increase before the effect of foreign exchange), in Risk Management Solutions. The increase was driven by an increase in revenue in Americas of $14.0 million, or 8% (9% increase before the effect of foreign exchange), partially offset by a decrease in revenue in Non-Americas of $4.1 million, or 6% (2% increase before the effect of foreign exchange); and

•
A $5.4 million, or 4% increase (5% increase before the effect of foreign exchange), in Sales & Marketing Solutions. The increase was driven by an increase in revenue in Americas of $6.1 million, or 5% (both before and after the effect of foreign exchange), partially offset by a decrease in Non-Americas of $0.7 million, or 4% (4% increase before the effect of foreign exchange).

Nine Months Ended September 30, 2015 vs. Nine Months Ended September 30, 2014
Total revenue increased $18.7 million or 2% (4% increase before the effect of foreign exchange), for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The increase in total revenue was driven by an increase in Americas total revenue of $34.5 million, or 4% (5% increase before the effect of foreign exchange), partially offset by a decrease in Non-Americas total revenue of $15.8 million, or 7% (2% increase before the effect of foreign exchange).
We acquired a 100% equity interest in DBCC during the second quarter of 2015 and a 100% equity interest in NetProspex during the first quarter of 2015. The impact of the deferred revenue fair value adjustment was a reduction of $14.8 million for the nine months ended September 30, 2015. See Note 13 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further details.
Non-Americas total revenue was impacted by the ceasing of operations of our Ireland Small Corporate Registry Business, during the first quarter of 2014, which was reclassified as Divested and Other Businesses.
Core revenue, which reflects total revenue less revenue from Divested and Other Businesses, increased $18.8 million, or 2% (4% increase before the effect of foreign exchange), for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. The increase was primarily due to:

•	Increased revenue associated with our acquisitions of: (i) DBCC, which was completed during the second quarter of 2015; and (ii) NetProspex, which was completed during the first quarter of 2015; and

•	Growth in our DaaS offerings (e.g., DaaS CRM alliances and D&B Direct);

partially offset by:

•	The negative impact of foreign exchange;

•	More of our revenue is being deferred out as we shift more of our sales to newer, embedded products where revenue is recognized over time; and

•	Decreased revenue of our subscription plans primarily due to a decline in sales in prior quarters.
Customer Solution Sets
On a customer solution set basis, core revenue reflects:

•
A $2.8 million, or less than 1% increase (3% increase before the effect of foreign exchange), in Risk Management Solutions. The increase was driven by an increase in revenue in Americas of $16.5 million, or 3% (4% increase before the effect of foreign exchange), partially offset by a decrease in revenue in Non-Americas of $13.7 million, or 7% (1% increase before the effect of foreign exchange); and

•
A $16.0 million, or 4% increase (5% increase before the effect of foreign exchange), in Sales & Marketing Solutions. The increase was driven by an increase in revenue in Americas of $18.0 million, or 5% (both before and after the effect of foreign exchange), partially offset by a decrease in Non-Americas of $2.0 million, or 4% (3% increase before the effect of foreign exchange).

Recent Developments
European Union Safe Harbor Ruling
In October 2015, the European Court of Justice issued a ruling which impacts the ability of companies to rely on an existing “safe harbor” framework as a means to transfer personally identifiable information from the European Union (“EU”) to the United States. We have historically been certified as Safe Harbor compliant for specified categories of personally identifiable information. Given the alternative ways in which we may be able to comply with EU to U.S. data transfer requirements, we do not believe that this ruling will have a material adverse impact on our business, financial condition or results of operations. We will continue to monitor the impact that this Court’s ruling may have on us, or on companies generally.

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
During the three month and nine month periods ended September 30, 2015, we incurred $0.5 million and $1.7 million of legal and other professional fees related to matters in China, respectively, as compared to $1.3 million and $2.9 million of legal and other professional fees related to matters in China for the three month and nine month periods ended September 30, 2014, respectively.
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

Consolidated Operating Costs
The following table presents our consolidated operating costs and operating income for the three month and nine month periods ended September 30, 2015 and 2014:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(Amounts in millions)		(Amounts in millions)
Operating Expenses	$132.4	$140.4	$399.8	$387.3
Selling and Administrative Expenses	167.2	141.0	472.0	422.8
Depreciation and Amortization	16.1	13.3	42.6	40.1
Restructuring Charge	5.5	2.0	15.1	11.9
Operating Costs	$321.2	$296.7	$929.5	$862.1
Operating Income	$85.0	$94.2	$208.3	$257.0
Operating Expenses
Operating expenses decreased $8.0 million, or 6%, for the three months ended September 30, 2015, compared to the three months ended September 30, 2014, respectively. The decrease was primarily due to the following:

•	Non-recurring impairment charge in the prior year period associated with our property in Parsippany, N.J. within our Americas segment; and

•	The positive impact of foreign exchange;
partially offset by:

•	Increased costs associated with our acquisition of: (i) DBCC during the second quarter of 2015; and (ii) NetProspex during the first quarter of 2015.
Operating expenses increased $12.5 million, or 3%, for the nine months ended September 30, 2015, compared to the nine months ended September 30, 2014. The increase was primarily due to the following:

•	Increased costs in data and technology as a result of our strategic investments; and

•	Increased costs associated with our acquisition of: (i) DBCC during the second quarter of 2015; and (ii) NetProspex during the first quarter of 2015;
partially offset by:

•	The positive impact of foreign exchange; and

•	Non-recurring impairment charge in the prior year period associated with our property in Parsippany, N.J. within our Americas segment.
Selling and Administrative Expenses
Selling and administrative expenses increased $26.2 million, or 19%, and $49.2 million, or 12%, for the three month and nine month periods ended September 30, 2015, respectively, compared to the three month and nine month periods ended September 30, 2014, respectively. The increase was primarily due to:

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
We had net pension cost of $4.6 million and $13.6 million for the three month and nine month periods ended September 30, 2015, respectively, compared with $4.8 million and $14.0 million for the three month and nine month periods ended September 30, 2014, respectively. The decrease in net pension cost in 2015 was due to the following major factors impacting the components of the pension cost:

•
Interest cost included in the net pension cost for the three month and nine month periods ended September 30, 2015 was $18.7 million and $55.4 million, respectively, compared to $20.6 million and $60.1 million for the three month and nine month periods ended September 30, 2014, respectively. Interest cost in 2015 was favorably impacted by a lower discount rate at December 31, 2014 for our U.S. plans. The discount rate applied to our U.S. plans at January 1, 2015 is 3.60%, an 84 basis points decrease from the 4.44% discount rate used for 2014.

•
Expected return on plan assets included in the net pension cost for the three month and nine month periods ended September 30, 2015 was $25.8 million and $77.1 million, respectively, compared to $26.1 million and $76.5 million for the three month and nine month periods ended September 30, 2014, respectively. Lower expected return on plan assets in the third quarter of 2015 was due to the negative impact of foreign currency translation related to our international plans, largely offset by the positive impact of a higher market-related value of plan assets at January 1, 2015. For the nine months ended September 30, 2015, higher expected return on plan assets compared to the same period of 2014 was due to a higher market-related value of plan assets at January 1, 2015, partially offset by the negative impact of foreign currency translation related to our international plans.

•
Actuarial losses amortization included in the net pension cost for the three month and nine month periods ended September 30, 2015 was $10.6 million and $32.0 million, respectively, compared to $9.5 million and $27.3 million for the three month and nine month periods ended September 30, 2014, respectively. Higher actuarial losses amortization in 2015 was as a result of the adoption of new mortality tables assuming longer life expectancy of plan participants and a lower discount rate (as discussed above) at December 31, 2014.

We had postretirement benefit income of $0.6 million and $1.2 million for the three month and nine month periods ended September 30, 2015, respectively, compared with $1.1 million and $1.6 million for the three month and nine month periods ended September 30, 2014, respectively. Postretirement benefit income in 2015 was favorably impacted by the amortization of the prior service credit established in the third quarter of 2014. In July 2014, we amended our post-65 retiree health plan to eliminate our group-based retiree medical and prescription plans effective December 31, 2014. Effective January 1, 2015, we provide eligible retirees and dependents age 65 or older access to coverage in the individual Medicare market. We also provide an annual contribution towards retirees’ premiums and other out-of-pocket costs. As a result of this change, we reduced our accumulated postretirement obligation by $4.9 million in the third quarter of 2014, which is amortized over approximately three years. The amortization of the prior service credit noted above was offset by the impact associated with the prior service credit established on July 1, 2010 which was fully amortized in the fourth quarter of 2014.
We had expense associated with our 401(k) Plan of $2.3 million and $8.2 million for the three month and nine month periods ended September 30, 2015, respectively, compared with $2.1 million and $6.5 million for the three month and nine month periods ended September 30, 2014, respectively. Higher expense in 2015 was primarily due to higher company matching contributions associated with higher compensation for the three month and nine month periods ended September 30, 2015 as compared to the three month and nine month periods ended September 30, 2014.
Stock-Based Compensation
For the three month and nine month periods ended September 30, 2015, we recognized total stock-based compensation expense of $4.5 million and $11.9 million, respectively, compared to $3.1 million and $7.7 million for the three month and nine month periods ended September 30, 2014, respectively.
Expense associated with our stock option programs was $0.2 million and $0.4 million for the three month and nine month periods ended September 30, 2015, respectively, compared to $0.2 million and $0.7 million for the three month and nine month periods ended September 30, 2014, respectively. The decrease was primarily due to changes in 2013 to our executive compensation program where the annual grants of stock options were replaced by grants of performance-based restricted stock units.
Expense associated with restricted stock unit and restricted stock opportunity awards was $4.1 million and $10.8 million for the three month and nine month periods ended September 30, 2015, respectively, compared to $2.7 million and $6.4 million for the three month and nine month periods ended September 30, 2014, respectively. The increase was primarily due to our increased use of performance-based restricted stock units, as well as higher grant date fair values related to the 2015 performance-based restricted stock unit awards, partially offset by the impact of higher forfeitures.
Expense associated with our Employee Stock Purchase Plan (“ESPP”) was $0.2 million and $0.7 million for the three month and nine month periods ended September 30, 2015, respectively, compared to $0.2 million and $0.6 million for the three month and nine month periods ended September 30, 2014, respectively.
We expect total equity-based compensation of approximately $17.3 million for 2015. We consider these costs to be part of our compensation costs and, therefore, they are included in operating expenses and in selling and administrative expenses, based upon the classifications of the underlying compensation costs.
Depreciation and Amortization
Depreciation and amortization increased $2.8 million, or 20%, and $2.5 million, or 6%, for the three month and nine month periods ended September 30, 2015, respectively, as compared to the three month and nine month periods ended September 30, 2014, respectively. This increase was primarily due to our acquisitions of: (i) DBCC during the second quarter of 2015; and (ii) NetProspex during the first quarter of 2015, partially offset by the completion of the depreciable lives of certain assets.
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
Three Months Ended September 30, 2015 vs. Three Months Ended September 30, 2014
During the three months ended September 30, 2015, we recorded a $5.5 million restructuring charge. The significant components of this charge included:

•
Severance and termination costs of $4.1 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 40 employees were impacted. Of these 40 employees, approximately 25 employees exited the Company in the third quarter of 2015, with the remaining primarily exiting in the fourth quarter of 2015. The cash payments for these employees will be substantially completed by the second quarter of 2016; and

•	Contract termination, lease termination obligations and other exit costs including those to consolidate or close facilities of $1.4 million.

During the three months ended September 30, 2014, we recorded a $2.0 million restructuring charge. The significant components of this charge included:

•
Severance and termination costs of $2.0 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 25 employees were impacted. Of these 25 employees, approximately 20 employees exited the Company in the third quarter of 2014, with the remaining primarily having exited in the fourth quarter of 2014. The cash payments for these employees will be substantially completed by the fourth quarter of 2015; and

•	There were no contract terminations, lease termination obligations and other exit costs including those to consolidate or close facilities.
Nine Months Ended September 30, 2015 vs. Nine Months Ended September 30, 2014
During the nine months ended September 30, 2015, we recorded a $15.1 million restructuring charge. The significant components of this charge included:

•
Severance and termination costs of $13.6 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 175 employees were impacted. Of these 175 employees, approximately 165 employees exited the Company in the first nine months of 2015, with the remaining primarily exiting in the fourth quarter of 2015. The cash payments for these employees will be substantially completed by the second quarter of 2016; and

•	Contract termination, lease termination obligations and other exit costs including those to consolidate or close facilities of $1.5 million.

During the nine months ended September 30, 2014, we recorded a $11.9 million restructuring charge. The significant components of this charge included:

•
Severance and termination costs of $10.0 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 125 employees were impacted. Of these 125 employees, approximately 115 employees exited the Company in the first nine months of 2014, with the remaining primarily having exited in the fourth quarter of 2014. The cash payments for these employees will be substantially completed by the fourth quarter of 2015; and

•	Contract termination, lease termination obligations and other exit costs including those to consolidate or close facilities of $1.9 million.
Interest Income (Expense) — Net
The following table presents our “Interest Income (Expense) – Net” for the three month and nine month periods ended September 30, 2015 and 2014:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(Amounts in millions)		(Amounts in millions)
Interest Income	$0.3	$0.4	$1.1	$1.1
Interest Expense	(13.8)	(10.9)	(37.0)	(32.3)
Interest Income (Expense) – Net	$(13.5)	$(10.5)	$(35.9)	$(31.2)
Interest income decreased $0.1 million, or 25%, and was flat for the three month and nine month periods ended September 30, 2015, respectively, as compared to the three month and nine month periods ended September 30, 2014, respectively.
Interest expense increased $2.9 million, or 26%, and $4.7 million, or 14%, for the three month and nine month periods ended September 30, 2015, respectively, as compared to the three month and nine month periods ended September 30, 2014, respectively. The increase in interest expense is primarily attributable to higher amounts of average debt outstanding.

Other Income (Expense) — Net
The following table presents our “Other Income (Expense) — Net” for the three month and nine month periods ended September 30, 2015 and 2014:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(Amounts in millions)		(Amounts in millions)
Effect of Legacy Tax Matters (a)	$(7.0)	$(7.1)	(6.9)	(28.6)
Acquisition/Divestiture Related Costs	(0.3)	—	(0.3)	—
Miscellaneous Other Income (Expense) – Net (b)	(1.9)	(0.4)	(0.2)	(0.6)
Other Income (Expense) – Net	$(9.2)	$(7.5)	$(7.4)	$(29.2)

(a)
During the three month and nine month periods ended September 30, 2015, we recognized the reduction of a contractual receipt under a tax allocation agreement between Moody's Corporation and Dun & Bradstreet as a result of the expiration of a statute of limitations for the 2011 tax year. During the three months ended September 30, 2014, we recognized the reduction of a contractual receipt under a tax allocation agreement between Moody's Corporation and Dun & Bradstreet as a result of the expiration of a statute of limitations for the 2010 tax year. During the nine months ended September 30, 2014, we also recognized the reduction of a contractual receipt under a tax allocation agreement between Moody's Corporation and Dun & Bradstreet as a result of the effective settlement of audits for the 2007 - 2009 tax years and the expiration of a statute of limitations for the 2010 tax year.

(b)
Net expense increased during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 primarily due to a loss associated with an investment. Net expense decreased during the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014 primarily due to an increase in dividend income from our minority-interest investments, partially offset by a loss associated with an investment.

Provision for Income Taxes
For the three months ended September 30, 2015, our effective tax rate was 5.0% as compared to 15.1% for the three months ended September 30, 2014. The effective tax rate for the three months ended September 30, 2015 was positively impacted by the release of reserves of $19.2 million for uncertain tax positions due to the expiration of a statute of limitations for the 2011 tax year. The effective tax rate for the three months ended September 30, 2014 was positively impacted by the release of reserves of $17.2 million for uncertain tax positions due to the expiration of a statute of limitations for the 2010 tax year, partially offset by the negative impact associated with the reversal of a state tax benefit. For the three months ended September 30, 2015, there are no known changes in our effective tax rate that either have had or that we expect may reasonably have a material impact on our operations or future performance.
For the nine months ended September 30, 2015, our effective tax rate was 22.2% as compared to 0.8% for the nine months ended September 30, 2014. The effective tax rate for the nine months ended September 30, 2015, was positively impacted by the release of reserves of $19.2 million for uncertain tax positions due to the expiration of a statute of limitations for the 2011 tax year. The effective tax rate for the nine months ended September 30, 2014 was positively impacted by the release of reserves of $75.9 million, net of cash paid, for uncertain tax positions due to the effective settlement of audits for the 2007 - 2009 tax years and the expiration of the statute of limitations for the 2010 tax year in third quarter of 2014. For the nine months ended September 30, 2015, there are no known changes in our effective tax rate that either have had or that we expect may reasonably have a material impact on our operations or future performance.
Discontinued Operations
In June 2015, we divested our business in Australia and New Zealand (“ANZ”) for $169.8 million, which was part of our Non-Americas segment. Accordingly, we have reclassified the historical financial results of our business in ANZ as discontinued operations for all periods presented as set forth in Item 1. of this Quarterly Report on Form 10-Q. In connection with this divestiture, we have recorded a loss on the disposal of our business in ANZ of $0.1 million and $38.3 million (both pre-tax and after tax) during the three month and nine month periods ended September 30, 2015, respectively, in the unaudited consolidated statement of operations and comprehensive income (loss). As of September 30, 2015, we received proceeds of

$159.0 million in our Non-Americas operations. We expect to receive additional proceeds of $0.7 million in the fourth quarter of 2015 related to a working capital adjustment. See Note 15 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further detail.
Earnings per Share
We assess if any of our share-based payment transactions are deemed participating securities prior to vesting and therefore need to be included in the earnings allocation when computing Earnings Per Share (“EPS”) under the two-class method. The two-class method requires earnings to be allocated between common shareholders and holders of participating securities. All outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be a separate class of common stock and should be included in the calculation of basic and diluted EPS. Based on a review of our stock-based awards, we have determined that for the each of the three month and nine month periods ended September 30, 2015 and 2014, none of our outstanding awards were deemed to be participating securities.

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
The following table sets forth our EPS for the three month and nine month periods ended September 30, 2015 and 2014:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
Basic Earnings (Loss) Per Share of Common Stock:
Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$1.64	$1.79	$3.56	$5.32
Income (Loss) from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	(0.01)	0.08	(1.01)	0.20
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders	$1.63	$1.87	$2.55	$5.52
Diluted Earnings (Loss) Per Share of Common Stock:
Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$1.63	$1.78	$3.53	$5.27
Income (Loss) from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	(0.01)	0.07	(1.00)	0.20
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders	$1.62	$1.85	$2.53	$5.47
For the three months ended September 30, 2015, basic and diluted EPS attributable to Dun & Bradstreet common shareholders decreased 13% and 12%, respectively, compared with the three months ended September 30, 2014, due to a decrease of 13% in Net Income Attributable to Dun & Bradstreet common shareholders primarily due to lower net income from continuing operations.
For the nine months ended September 30, 2015, basic and diluted EPS attributable to Dun & Bradstreet common shareholders each decreased 54%, compared with the nine months ended September 30, 2014, due to a decrease of 55% in Net Income Attributable to Dun & Bradstreet common shareholders primarily due to: (i) lower net income from continuing operations mainly related to the effective settlement of audits for the 2007 - 2009 tax years resulting in higher income in 2014; and (ii) the loss on the disposal of our business in ANZ in 2015, partially offset by a 2% reduction in each of the weighted average number of basic and diluted shares outstanding, resulting from our prior year total share repurchases.

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
Americas
Americas is our largest segment, representing 81% and 80% of our total and core revenue for the three month and nine month periods ended September 30, 2015, respectively, as compared to 79% and 78% of our total and core revenue for the three month and nine month periods ended September 30, 2014, respectively.
The following table presents our Americas revenue by customer solution set and Americas operating income for the three month and nine month periods ended September 30, 2015 and 2014:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(Amounts in millions)		(Amounts in millions)
Revenue:
Risk Management Solutions	$194.3	$180.3	$529.1	$512.6
Sales & Marketing Solutions	134.1	128.0	383.1	365.1
Americas Total and Core Revenue	$328.4	$308.3	$912.2	$877.7
Operating Income	$86.4	$90.2	$221.5	$251.4
Three Months Ended September 30, 2015 vs. Three Months Ended September 30, 2014
Americas Overview
Americas total and core revenue increased $20.1 million, or 6% (7% increase before the effect of foreign exchange), for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014. We acquired a 100% equity interest in DBCC during the second quarter of 2015 and a 100% equity interest in NetProspex during the first quarter of 2015. The impact of the deferred revenue fair value adjustment was a reduction of $8.0 million for the three months ended September 30, 2015. See Note 13 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further details.
Americas Customer Solution Sets
On a customer solution set basis, the $20.1 million increase in total and core revenue for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, reflects:
Risk Management Solutions
An increase in Risk Management Solutions of $14.0 million, or 8% (9% increase before the effect of foreign exchange) attributable to:

Trade Credit, which accounted for 68% of total Americas Risk Management Solutions, decreased 1% (less than 1% increase before the effect of foreign exchange) primarily attributable to:

•
Declining sales performance in prior quarters of DNBi due to the ratable nature of DNBi revenue. DNBi revenue was down 3% (2% decrease before the effect of foreign exchange) in the third quarter of 2015 compared to a 3% decline (both before and after the effect of foreign exchange) in the prior year quarter. While DNBi retention continued to be in the low 90% range, and the increase in pricing continued to be in the low single digits, we are not generating enough new customers to offset normal attrition;

•	The negative impact of foreign exchange; and

•	Decreased revenue due to certain customers shifting from subscription based plans to usage based plans;

partially offset by:

•
Increased revenue associated with our acquisition of DBCC, which was completed during the second quarter of 2015, net of the impact of the deferred revenue fair value adjustment of $0.8 million for the three months ended September 30, 2015.

We continue to expect DNBi to be down for the full year but the rate of decline should improve as compared to last year.
Other Enterprise Risk Management, which accounted for 32% of total Americas Risk Management Solutions, increased 33% (34% increase before the effect of foreign exchange), primarily due to increased revenue associated with our acquisition of DBCC, which was completed during the second quarter of 2015, net of the impact of the deferred revenue fair value adjustment of $5.4 million for the three months ended September 30, 2015.
Sales & Marketing Solutions
An increase in Sales & Marketing Solutions of $6.1 million, or 5% (both before and after the effect of foreign exchange) primarily attributable to:
Traditional Prospecting Solutions, which accounted for 28% of total Americas Sales & Marketing Solutions, increased 6% (both before and after the effect of foreign exchange) reflecting:

•
Increased revenue associated with our acquisition of DBCC, which was completed during the second quarter of 2015, net of the impact of the deferred revenue fair value adjustment of $1.4 million for the three months ended September 30, 2015;

partially offset by:

•	Decreased revenue in Hoover's, primarily due to declining sales performance in prior quarters, driven by reduced customer spend and competitive pressures.
Advanced Marketing Solutions, which accounted for 72% of total Americas Sales & Marketing Solutions, increased 4% (5% increase before the effect of foreign exchange). The increase was primarily due to:

•
Increased revenue associated with our acquisition of NetProspex, which was completed during the first quarter of 2015, net of the impact of the deferred revenue fair value adjustment of $0.4 million for the three months ended September 30, 2015; and

•	Growth in our DaaS offerings (e.g., DaaS CRM alliances and D&B Direct);
partially offset by:

•	Decreased revenue from our other Advanced Marketing Solutions products (e.g., Integration Manager).
Americas Operating Income
Americas operating income for the three months ended September 30, 2015 was $86.4 million, compared to $90.2 million for the three months ended September 30, 2014, a decrease of $3.8 million, or 4%. The decrease in operating income was primarily attributable to:

•	Increased costs (e.g., amortization of intangibles) as a result of the acquisitions of DBCC during the second quarter of 2015 and NetProspex during the first quarter of 2015; and

•	Increased compensation costs as a result of our strategic investments;
partially offset by:

•	Increased revenue primarily as a result of the acquisitions of DBCC during the second quarter of 2015 and NetProspex during the first quarter of 2015; and

•	Non-recurring impairment charge in the prior year period associated with our property in Parsippany, N.J.; and

Nine Months Ended September 30, 2015 vs. Nine Months Ended September 30, 2014
Americas Overview
Americas total and core revenue increased $34.5 million, or 4% (5% increase before the effect of foreign exchange), for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014. We acquired a 100% equity interest in DBCC during the second quarter of 2015 and a 100% equity interest in NetProspex during the first quarter of 2015. The impact of the deferred revenue fair value adjustment was a reduction of $14.8 million for the nine months ended September 30, 2015. See Note 13 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further details.
Americas Customer Solution Sets
On a customer solution set basis, the $34.5 million increase in total and core revenue for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, reflects:
Risk Management Solutions
An increase in Risk Management Solutions of $16.5 million, or 3% (4% increase before the effect of foreign exchange) attributable to:

Trade Credit, which accounted for 75% of total Americas Risk Management Solutions, decreased 3% (2% decrease before the effect of foreign exchange) primarily attributable to:

•
Declining sales performance in prior quarters of DNBi due to the ratable nature of DNBi revenue. DNBi revenue was down 2% (1% decrease before the effect of foreign exchange) in the first nine months of 2015 compared to a 4% decline (both before and after the effect of foreign exchange) in the first nine months of 2014. While DNBi retention continued to be in the low 90% range, and the increase in pricing continued to be in the low single digits, we are not generating enough new customers to offset normal attrition;

•	The negative impact of foreign exchange; and

•	Decreased revenue due to certain customers shifting from subscription based plans to usage based plans;
partially offset by:

•
Increased revenue associated with our acquisition of DBCC, which was completed during the second quarter of 2015, net of the impact of the deferred revenue fair value adjustment of $1.4 million for the nine months ended September 30, 2015.

We continue to expect DNBi to be down for the full year but the rate of decline should improve as compared to last year.
Other Enterprise Risk Management, which accounted for 25% of total Americas Risk Management Solutions, increased 25% (26% increase before the effect of foreign exchange), primarily due to:

•
Increased revenue associated with our acquisition of DBCC, which was completed during the second quarter of 2015, net of the impact of the deferred revenue fair value adjustment of $9.4 million for the nine months ended September 30, 2015;

partially offset by:

•	Decreased customer spend for a Supply product.
Sales & Marketing Solutions
An increase in Sales & Marketing Solutions of $18.0 million, or 5% (both before and after the effect of foreign exchange) primarily attributable to:
Traditional Prospecting Solutions, which accounted for 27% of total Americas Sales & Marketing Solutions, increased less than 1% (1% increase before the effect of foreign exchange). The increase was primarily due to:

•
Increased revenue associated with our acquisition of DBCC, which was completed during the second quarter of 2015, net of the impact of the deferred revenue fair value adjustment of $2.5 million for the nine months ended September 30, 2015;

partially offset by:

•	Decreased revenue in Hoover's, primarily due to declining sales performance in prior quarters, driven by reduced customer spend and competitive pressures.
Advanced Marketing Solutions, which accounted for 73% of total Americas Sales & Marketing Solutions, increased 7% (both before and after the effect of foreign exchange). The increase was primarily due to:

•
Increased revenue associated with our acquisition of NetProspex, which was completed during the first quarter of 2015, net of the impact of the deferred revenue fair value adjustment of $1.5 million for the nine months ended September 30, 2015; and

•	Growth in our DaaS offerings (e.g., DaaS CRM alliances and D&B Direct);

partially offset by:

•	Decreased revenue from our other Advanced Marketing Solutions products (e.g., Integration Manager); and

•
Loss of a certain customer account and decreased commitment spend within our third-party alliances primarily due to competition and a shift in customer needs, which lowered our revenue from these alliances.

Americas Operating Income
Americas operating income for the nine months ended September 30, 2015 was $221.5 million, compared to $251.4 million for the nine months ended September 30, 2014, a decrease of $29.9 million, or 12%. The decrease in operating income was primarily attributable to:

•	Increased costs (e.g., amortization of intangibles) as a result of the acquisitions of DBCC during the second quarter of 2015 and NetProspex during the first quarter of 2015; and

•	Increased compensation costs as a result of our strategic investments;
partially offset by:

•	Increased revenue primarily as a result of the acquisitions of DBCC during the second quarter of 2015 and NetProspex during the first quarter of 2015; and

•	Non-recurring impairment charge in the prior year period associated with our property in Parsippany, N.J.
Non-Americas
Non-Americas represented 19% and 20% of our total revenue for the three month and nine month periods ended September 30, 2015, respectively, as compared to 21% and 22% of our total revenue for the three month and nine month periods ended September 30, 2014.
During the first quarter of 2014, we ceased operations of our Ireland Small Corporate Registry Business. This business was classified as “Divested and Other Businesses” and contributed less than 1% to our Non-Americas total revenue for the nine months ended September 30, 2014. See Note 10 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further detail.
Non-Americas represented 19% and 20% of our core revenue for the three month and nine month periods ended September 30, 2015, respectively, as compared to 21% and 22% of our core revenue for the three month and nine month periods ended September 30, 2014.
The following table presents our Non-Americas revenue by customer solution set and Non-Americas operating income for the three month and nine month periods ended September 30, 2015 and 2014.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015	2014	2015	2014
	(Amounts in millions)		(Amounts in millions)
Revenue:
Risk Management Solutions	$61.1	$65.2	$180.8	$194.5
Sales & Marketing Solutions	16.7	17.4	44.8	46.8
Non-Americas Core Revenue	77.8	82.6	225.6	241.3
Divested and Other Businesses	—	—	—	0.1
Non-Americas Total Revenue	$77.8	$82.6	$225.6	$241.4
Operating Income (Loss)	$22.8	$22.5	$63.4	$63.5
Three Months Ended September 30, 2015 vs. Three Months Ended September 30, 2014
Non-Americas Overview
Non-Americas total and core revenue decreased $4.8 million, or 6% (3% increase before the effect of foreign exchange), for the three months ended September 30, 2015 as compared to the three months ended September 30, 2014.
Non-Americas Customer Solution Sets
On a customer solution set basis, the $4.8 million decrease in Non-Americas total and core revenue for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, reflects:
Risk Management Solutions
A decrease in Risk Management Solutions of $4.1 million, or 6% (2% increase before the effect of foreign exchange) primarily due to:
Trade Credit, which accounted for 76% of total Non-Americas Risk Management Solutions, decreased 9% (less than 1% increase before the effect of foreign exchange) primarily attributable to:

•	The negative impact of foreign exchange; and

•	The conversion of certain customers from our subscription plans to a new Compliance offering within Other Enterprise Risk Management;
partially offset by:

•	Increased transactional usage of various risk products in certain Asian markets.
Other Enterprise Risk Management, which accounted for 24% of total Non-Americas Risk Management Solutions, increased 2% (10% increase before the effect of foreign exchange) primarily attributable to:

•	Increased revenue from our D&B Worldwide Network for fulfillment services and product usage; and

•	Increased revenue from a new Compliance offering in our European markets from customers converting from subscription plans as discussed in Trade Credit above;
partially offset by:

•	The negative impact of foreign exchange.
Sales & Marketing Solutions
A decrease in Sales & Marketing Solutions of $0.7 million, or 4% (4% increase before the effect of foreign exchange) primarily due to:
Traditional Prospecting Solutions, which accounted for 28% of total Non-Americas Sales & Marketing Solutions, decreased less than 1% (4% increase before the effect of foreign exchange) on a small base.
Advanced Marketing Solutions, which accounted for 72% of total Non-Americas Sales & Marketing Solutions, decreased 5% (4% increase before the effect of foreign exchange) primarily attributed to:

•	Decreased project revenue in our marketing business in certain European markets; and

•	The negative impact of foreign exchange;
partially offset by:

•	An increase in purchases by our D&B Worldwide Network primarily for fulfillment services and product usage.

Non-Americas Operating Income

Non-Americas operating income for the three months ended September 30, 2015 was $22.8 million, compared to $22.5 million for the three months ended September 30, 2014, an increase of $0.3 million, or 1%. The increase was primarily due to lower costs, substantially offset by the negative impact of foreign exchange.
Nine Months Ended September 30, 2015 vs. Nine Months Ended September 30, 2014
Non-Americas Overview
Non-Americas total revenue decreased $15.8 million, or 7% (2% increase before the effect of foreign exchange), for the nine months ended September 30, 2015 as compared to the nine months ended September 30, 2014.
Non-Americas total revenue was impacted by the ceasing of operations of our Ireland Small Corporate Registry Business, during the first quarter of 2014, which was reclassified as Divested and Other Businesses.
Excluding the impact of the Divested and Other Businesses, core revenue decreased $15.7 million, or 7% (2% increase before the effect of foreign exchange) for the nine months ended September 30, 2015.
Non-Americas Customer Solution Sets
On a customer solution set basis, the $15.7 million decrease in Non-Americas core revenue for the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, reflects:
Risk Management Solutions
A decrease in Risk Management Solutions of $13.7 million, or 7% (1% increase before the effect of foreign exchange) primarily due to:
Trade Credit, which accounted for 75% of total Non-Americas Risk Management Solutions, decreased 10% (1% decrease before the effect of foreign exchange) primarily attributable to:

•	The negative impact of foreign exchange; and

•	The conversion of certain customers from our subscription plans to a new Compliance offering within Other Enterprise Risk Management.
Other Enterprise Risk Management, which accounted for 25% of total Non-Americas Risk Management Solutions, increased 4% (11% increase before the effect of foreign exchange) primarily attributable to:

•	Increased transactional usage of various risk products, across most markets, by new and existing customers; and

•	Increased revenue from a new Compliance offering in our European markets from customers converting from subscription plans as discussed in Trade Credit above;
partially offset by:

•	The negative impact of foreign exchange.
Sales & Marketing Solutions
A decrease in Sales & Marketing Solutions of $2.0 million, or 4% (3% increase before the effect of foreign exchange) primarily due to:
Traditional Prospecting Solutions, which accounted for 29% of total Non-Americas Sales & Marketing Solutions, decreased 6% (3% decrease before the effect of foreign exchange) primarily attributed to:

•	Decreased project revenue in our marketing business in certain Asian markets; and

•	The negative impact of foreign exchange.
Advanced Marketing Solutions, which accounted for 71% of total Non-Americas Sales & Marketing Solutions, decreased 4% (5% increase before the effect of foreign exchange) primarily attributed to:

•	The negative impact of foreign exchange;
partially offset by:

•	An increase in purchases by our D&B Worldwide Network primarily for fulfillment services and product usage.

Non-Americas Operating Income

Non-Americas operating income for the nine months ended September 30, 2015 was $63.4 million, compared to $63.5 million for the nine months ended September 30, 2014, a decrease of $0.1 million, or less than 1%. The decrease was primarily due to the negative impact of foreign exchange.
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
On July 23, 2014, we amended and extended our then-existing $800 million revolving credit facility, increasing the facility amount to $1 billion and extending the maturity to July 2019. The $1 billion revolving credit facility was amended with commercial terms substantially similar to the then-existing $800 million revolving credit facility, with the same financial covenants, and at borrowing rates that reflect the prevailing market for companies of similar credit quality. The $1 billion revolving credit facility requires the maintenance of interest coverage and total debt to Earnings Before Income Taxes, Depreciation and Amortization (“EBITDA”) ratios which are defined in the credit agreement. On May 14, 2015, we amended the facility to modify the total debt to EBITDA ratio from 4.0:1.0 to 4.5:1.0 for any fiscal quarter that ends before December 31, 2016. For fiscal quarters ending on or after December 31, 2016, the total debt to EBITDA ratio will return to 4.0:1.0. We were in compliance with the $1 billion revolving credit facility financial and non-financial covenants at September 30, 2015 and at September 30, 2014. At September 30, 2015 and September 2014, we had $412.9 million and $584.4 million, respectively, in borrowings outstanding under our $1 billion revolving credit facility.
As of September 30, 2015, $280.2 million of our $293.9 million cash and cash equivalents on the unaudited consolidated balance sheet was held by our foreign operations. While a portion of the $280.2 million foreign cash and cash equivalents balance is potentially available for remittance to the United States, we generally maintain these balances within our foreign operations since we have sufficient liquidity in the United States to satisfy our ongoing domestic funding requirements. In the event funds from foreign operations are needed to fund operations in the United States and if U.S. taxes and applicable withholding taxes have not already been previously provided, we would be required to accrue and pay additional U.S. and applicable withholding taxes in order to repatriate these funds.
On March 21, 2014, Fitch Ratings lowered our issuer default rating from BBB+ to BBB and affirmed our short-term issuer default rating at F2. On March 24, 2014, Standard and Poor’s lowered our long-term credit rating from BBB to BBB- and affirmed our short-term credit rating at A-3. The ratings revisions have not materially impacted our liquidity position, access to the capital markets or funding costs.

Cash Provided by Operating Activities from Continuing Operations
Net cash provided by operating activities was $283.5 million and $265.7 million for the nine months ended September 30, 2015 and 2014, respectively. The $17.8 million increase was primarily driven by:

•	Lower tax payments as compared to the prior year;
partially offset by:

•	Increased strategic investments (e.g., compensation and data expenses) to drive long-term growth of our business; and

•	Increased acquisition-related costs as compared to the prior year.
Cash Used in Investing Activities from Continuing Operations
Net cash used in investing activities was $352.7 million for the nine months ended September 30, 2015, as compared to net cash used in investing activities of $46.6 million for the nine months ended September 30, 2014. The $306.1 million change primarily reflects:

•
The acquisition of: (i) Dun & Bradstreet Credibility Corp (“DBCC”) for $320.0 million; and (ii) NetProspex for $124.2 million during the nine months ended September 30, 2015, as compared to smaller acquisitions for $8.3 million during the nine months ended September 30, 2014. See Note 13 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q;

partially offset by:

•
Net proceeds from the sale of our ANZ business during the nine months ended September 30, 2015. See Note 15 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q.

Cash Provided by (Used in) Financing Activities from Continuing Operations
Net cash provided by financing activities was $61.7 million for the nine months ended September 30, 2015, as compared to cash used in financing activities of $149.4 million for the nine months ended September 30, 2014. As set forth below, this $211.1 million change primarily relates to share repurchases and contractual obligations.
Share Repurchases
During the nine months ended September 30, 2015, we did not repurchase any shares of common stock. In August 2014, our Board of Directors approved a new $100 million share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and Employee Stock Purchase Program, and to be used for discretionary share repurchases from time to time. Use of the new $100 million share repurchase program for anti-dilutive share repurchases was authorized to commence upon the completion or expiration of our four-year, five million share anti-dilutive share repurchase program which expired in October 2014. Any use for discretionary share repurchases was authorized to commence upon the completion of our $1 billion discretionary share repurchase program which was completed in August 2014. The new $100 million share repurchase program will remain open until it has been fully utilized. There is currently no definitive timeline under which the program will be completed. As of September 30, 2015, we had not yet commenced share repurchases under this program.
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
Contractual Obligations
Debt
In June 2015, we issued senior notes with a face value of $300 million that mature on June 15, 2020 (the “2020 notes”), bearing interest at a fixed annual rate of 4.00%, payable semi-annually. The proceeds were used in June 2015 to repay borrowings outstanding under our $1 billion revolving credit facility. In addition, in connection with the issuance, we incurred underwriting and other fees of $2.9 million.
Term Loan
On May 14, 2015, we entered into a delayed draw unsecured term loan facility which provides for borrowings in the form of up to two drawdowns in an aggregate principal amount of up to $400 million at any time up to and including November 15, 2015 (the “term loan facility”). The term loan facility matures five years from the date of the initial drawdown. Proceeds under the term loan facility can be used for general corporate purposes including the refinancing of the 2015 notes and the repayment of borrowings outstanding under the $1 billion revolving credit facility. In connection with the placement of the term loan facility, we incurred $1.9 million in structuring and other fees. At September 30, 2015, we did not have any borrowings outstanding under the term loan facility. The term loan facility requires the maintenance of interest coverage and total debt to EBITDA ratios, which are defined in the term loan facility credit agreement and which are generally identical to those contained in the $1 billion revolving credit facility. We were in compliance with the term loan facility financial and non-financial covenants at September 30, 2015.
Credit Facility
We had $412.9 million and $584.4 million of borrowings outstanding under the $1 billion revolving credit facility at September 30, 2015 and 2014, respectively. We borrowed under this facility from time to time during the nine months ended September 30, 2015 to supplement the timing of receipts in order to fund our working capital needs, our purchase of NetProspex and a portion of the consideration for our purchase of DBCC. We borrowed under this facility from time to time during the nine months ended September 30, 2014 to supplement the timing of receipts in order to fund our working capital needs and share repurchases.
Future Liquidity—Sources and Uses of Funds
Contractual Cash Obligations
As a result of amending and restating certain of our existing Statements of Work (“SOWs”) with Cognizant Technology Solutions (“CTS”) effective June 1, 2015 and modifying our business process outsourcing agreement with Convergys Customer Management Group (“CCMG”) effective January 1, 2015, we have updated the following table as of September 30, 2015:

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
Share Repurchase Programs
In August 2014, our Board of Directors approved a new $100 million share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and Employee Stock Purchase Program, and to be used for discretionary share repurchases from time to time. Use of the new $100 million share repurchase program for anti-dilutive share repurchases was authorized to commence upon the completion or expiration of our four-year, five million share anti-dilutive share repurchase program which expired in October 2014. Any use for discretionary share repurchases was authorized to commence upon the completion of our $1 billion discretionary share repurchase program which was completed in August 2014. The new $100 million share repurchase program will remain open until it has been fully utilized. There is currently no definitive timeline under which the program will be completed. As of September 30, 2015, we had not yet commenced share repurchases under this program.
Dividends
In October 2015, the Board of Directors approved the declaration of a dividend of $0.4625 per share of common stock for the fourth quarter of 2015. This cash dividend will be payable on December 11, 2015 to shareholders of record at the close of business on November 25, 2015.
Term Loan
On May 14, 2015, we entered into a delayed draw unsecured term loan facility which provides for borrowings in the form of up to two drawdowns in an aggregate principal amount of up to $400 million at any time up to and including November 15, 2015 (the “term loan facility”). The term loan facility matures five years from the date of the initial drawdown. Proceeds under the term loan facility can be used for general corporate purposes including the refinancing of the 2015 notes and the repayment of borrowings outstanding under the $1 billion revolving credit facility.
Fixed-Rate Note
Our senior notes with a face value of $300 million mature on November 15, 2015 (the “2015 notes”) and we currently intend to refinance the 2015 notes with proceeds under the term loan facility that we established in the second quarter of 2015.

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
Unrecognized Tax Benefits
We have a total amount of unrecognized tax benefits of $8.3 million as of September 30, 2015. Although we do not anticipate payments within the next twelve months for these matters, these could require the aggregate use of cash totaling approximately $9.0 million as of such date.
Off-Balance Sheet Arrangements

We do not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements except for those disclosed in Note 7 to our consolidated financial statements included in Item 8. of our Annual Report on Form 10-K for the year ended December 31, 2014.
Fair Value Measurements
Our non-recurring non-financial assets and liabilities include long-lived assets held and used, goodwill and intangible assets. These assets are recognized at fair value when they are deemed to be impaired. As of September 30, 2015, we did not have any unobservable (Level III) inputs in determining the fair value of our non-recurring non-financial assets and liabilities.
As of September 30, 2015, the fair value of the contingent consideration associated with our DBCC acquisition was measured utilizing Level III inputs. See Note 13 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q. In addition, the fair value of our real estate funds within our pension plans was measured utilizing Level III inputs.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Our market risks primarily consist of the impact of changes in currency exchange rates on assets and liabilities, the impact of changes in the market value of certain of our investments and the impact of changes in interest rates on our borrowing costs and fair value calculations. As of September 30, 2015, no material change had occurred in our market risks, compared with the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2014 included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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
Conclusions Regarding Disclosure Controls
Based upon our Controls Evaluation, our CEO and CFO have concluded that as of the end of the quarter ended September 30, 2015, our Disclosure Controls are effective at a reasonable assurance level.
Change in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the third quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The following table provides information about purchases made by or on behalf of the Company or our affiliated purchasers during the quarter ended September 30, 2015, of shares of equity that are registered by the Company pursuant to Section 12 of the Exchange Act.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Currently Authorized Shares that May Yet Be Purchased Under the Plans or Programs (a)
(Dollar amounts in millions, except share data)
July 1 - 31, 2015	—	$—	—	$—
August 1 - 31, 2015	—	$—	—	$—
September 1 - 30, 2015	—	$—	—	$—
	—	$—	—	$100.0

(a)
In August 2014, our Board of Directors approved a new $100 million share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and Employee Stock Purchase Program, and to be used for discretionary share repurchases from time to time. Use of the new $100 million share repurchase program for anti-dilutive share repurchases was authorized to commence upon the completion or expiration of our four-year, five million share anti-dilutive share repurchase program which expired in October 2014. Any use for discretionary share repurchases was authorized to commence upon the completion of our $1 billion discretionary share repurchase program which was completed in August 2014. The new $100 million share repurchase program will remain open until it has been fully utilized. There is currently no definitive timeline under which the program will be completed. As of September 30, 2015, we had not yet commenced share repurchases under this program.

Item 5.	Other Information

On November 2, 2015, The Dun & Bradstreet Corporation (the “Company”) amended its term loan facility, dated as of May 14, 2015 among the Company, as borrower, the lenders referred to therein, JPMorgan Chase Bank, as Administrative Agent, The Bank of Tokyo-Mitsubishi-UFJ, Ltd., as Syndication Agent and the Co-Documentation Agents referred to therein (the “Term Loan Facility Amendment”) and its revolving credit facility, dated as of July 23, 2014, as previously amended, among the Company, as borrower, the borrowing subsidiaries referred to therein, the lenders referred to therein, JPMorgan Chase Bank, N.A., as Administrative Agent, and the Co-Syndication Agents and Co-Documentation Agents referred to therein (the “Revolving Credit Facility Amendment”, and together with the Term Loan Facility Amendment, the “Amendments”). The Amendments modify the Change of Control definition in each agreement and are effective as of November 2, 2015.  This description of the Amendments is qualified by reference to the full text of the Amendments, which are filed as Exhibits 4.1 and 4.2, respectively, to this Quarterly Report on Form 10-Q and incorporated by reference herein.

Item 6.	Exhibits

Exhibit 4.1
Amendment No. 1 to Term Loan Agreement, dated as of November 2, 2015, to the Term Loan Credit Agreement dated as of May 14, 2015 among The Dun & Bradstreet Corporation, as borrower, the lenders referred to therein, JPMorgan Chase Bank, as Administrative Agent, The Bank of Tokyo-Mitsubishi-UFJ, Ltd., as Syndication Agent and the Co-Documentation Agents referred to therein.

Exhibit 4.2
Amendment No. 2 to the Revolving Credit Agreement, dated as of November 2, 2015, to the Amended and Restated Five-Year Credit Agreement, dated as of July 23, 2014, as amended, among The Dun & Bradstreet Corporation, as borrower, the borrowing subsidiaries referred to therein, the lenders referred to therein, JPMorgan Chase Bank, N.A., as Administrative Agent, and the Co-Syndication Agents and Co-Documentation Agents referred to therein.

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

Exhibit 101
The following financial information from The Dun & Bradstreet Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited), (ii) the Consolidated Balance Sheets (Unaudited), (iii) the Consolidated Statements of Cash Flows (Unaudited), (iv) the Consolidated Statements of Shareholders’ Equity (Deficit) (Unaudited), and (v) the Notes to Consolidated Financial Statements (Unaudited).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DUN & BRADSTREET CORPORATION
		By:	/s/ RICHARD H. VELDRAN
Richard H. Veldran
Date:	November 3, 2015		Chief Financial Officer

		By:	/s/ ANTHONY PIETRONTONE JR.
Anthony Pietrontone Jr.
Date:	November 3, 2015		Principal Accounting Officer and Corporate Controller