Form 10-K
period 2015-12-31
DUN & BRADSTREET CORP/NW
filed 2016-02-26
CIK 1115222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
Form 10-K
__________________________________
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2015
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☐    No  ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes   ☐    No   ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒    No   ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
As of June 30, 2015, the aggregate market value of all shares of Common Stock of The Dun & Bradstreet Corporation outstanding and held by nonaffiliates* (based upon its closing transaction price on the New York Stock Exchange Composite Tape on June 30, 2015) was approximately $4.4 billion.
As of January 31, 2016, 36,171,313 shares of Common Stock of The Dun & Bradstreet Corporation were outstanding.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement for use in connection with its annual meeting of shareholders, scheduled to be held on May 4, 2016, are incorporated into Part III of this Form 10-K.
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
Dun & Bradstreet® is the world’s leading source of commercial data, analytics and insight on businesses. Our global commercial database as of December 31, 2015 contained more than 250 million business records. We transform commercial data into valuable insight which is the foundation of our global solutions that customers rely on to make critical business decisions.
Dun & Bradstreet provides solution sets that meet a diverse set of customer needs globally. Customers use Risk Management Solutions™ to mitigate credit, compliance and supplier risk, increase cash flow and drive increased profitability, and Sales & Marketing Solutions™ to better use data to grow sales and improve marketing effectiveness and also for data management capabilities that provide effective and cost efficient marketing solutions to increase revenue from new and existing customers.
Our Strategy
In February 2014, the Company announced a new strategy designed to drive long term sustainable growth in the years ahead. Dun & Bradstreet is committed to increasing Total Shareholder Return (“TSR”) through revenue growth, and our strategy is to become one global company delivering indispensable content through modern channels to serve new customer needs with our forward-leaning culture. We remain focused on the commercial marketplace and continuing to be the world’s largest and best provider of insight about businesses.
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

•
Second, we are modernizing content delivery by transitioning from older, traditional platforms to more agile Data-as-a-Service (or “DaaS”) and customer-friendly approaches leveraging Application Programming Interface (“API”) connectors, and focusing on alliance and third party distribution in addition to our own products;

•
Third, we are globalizing the business, moving from a regional structure to an integrated global organization. As part of this transformation we intend to expand upon our relationships with our large, strategic customers, many of which also have global operations. This globalization of our business will be closely integrated with our Worldwide Network® partners;

•	Fourth, we are modernizing the brand, making sure that it is understood for what Dun & Bradstreet is becoming, not just for what it has been; and

•	Fifth, we are creating an outside-in, forward-leaning culture with a team that is externally focused, and plugged into our customers’ needs and the markets in which we operate.
The new strategy is built on the valuable assets the Company possesses today that we believe provide a competitive advantage for Dun & Bradstreet:

•	Well Recognized Brand

•	Superior Content and Solutions

•	Loyal Customers

For the reasons described below, we believe that these core competitive advantages will enable successful execution of our strategy going forward.
Well Recognized Brand
On March 9, 2015, Dun & Bradstreet revealed a significant milestone for our company - the creation and release of our modernized brand and brand purpose: Dun & Bradstreet grows the most valuable relationships in business by uncovering truth and meaning from data. Our modernized purpose is about helping our customers grow the most valuable relationships with their prospects, customers, suppliers or partners. Our brand promise is grounded in the understanding that growing strong relationships through data empowers our customers’ success. In fact, we believe that by forming the best possible relationships between data points, between businesses and humans, the right people win for the right reasons. We have modernized our logo, including making the ampersand even more prominent. Not only has the ampersand been a part of our logo since 1959, it also holds special meaning as a universal symbol of connection and relationships. It symbolizes our ambition to be our customers’ most essential business partner in growing their most valuable business relationships. Nearly ninety percent of the Fortune 500, and companies of every size around the world, rely on our global data, insights and analytics.
Superior Content and Solutions
Risk Management Solutions
Risk Management Solutions is our largest customer solution set, accounting for 60%, 61% and 61% of our total revenue, exclusive of businesses we no longer operate, for each of the years ended December 31, 2015, 2014 and 2013.
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
Our principal Risk Management Solutions are:

•
DNBi® and D&B Credit™, subscription based online applications that offer customers real time access to our most complete and up-to-date global information, comprehensive monitoring and portfolio analysis;

•
Various business information reports (e.g., Business Information Report, Comprehensive Report, and Global Report, etc.) that are consumed in a transactional manner across multiple platforms such as DNB.com;

•
Products that are part of our DaaS strategy, which integrate our content directly into the applications and platforms that our customers use every day. This includes D&B Direct®, an API that enables data integration inside Enterprise applications such as Enterprise Resource Planning (“ERP”), and enables master data management and Toolkit;

•
Our credit building and credibility solutions for emerging businesses, which provide, among other solutions, a credit monitoring solution to companies looking to monitor and impact their own business credit profile, offered through our Emerging Businesses division as a result of our acquisition of Dun & Bradstreet Credibility Corp.;

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

Certain solutions are available on a subscription pricing basis, including our DNBi and D&B Credit subscription pricing plans. Our subscription pricing plans represent a larger portion of our revenue and provide increased access to our risk management reports and data to help customers increase their profitability while mitigating their risk.
Sales & Marketing Solutions
Sales & Marketing Solutions accounted for 40%, 39% and 39% of our total revenue, exclusive of businesses we no longer operate, for each of the years ended December 31, 2015, 2014 and 2013, respectively.
Our Sales & Marketing Solutions help customers increase revenue from new and existing customers by helping them answer questions such as:

•	Who are my best customers?

•	How can I find prospects that look like my best customers?

•	How can I capture untapped opportunities with my existing customers?

•	How can I allocate sales force resources to revenue growth potential?

•	How can I ensure my data on customers is accurate, up to date and robust?

•	Who are the best contacts at a business for my services?

•	How can I target the right audience with online advertising?
Our principal Sales & Marketing Solutions are:

•
Our customer data integration solutions, which are solutions that cleanse, identify, link and enrich customer information. Our D&B Optimizer™ solution, for example, transforms our customers’ prospects and data into up-to-date, accurate and actionable commercial insight, facilitating a single customer view across multiple systems and touchpoints, such as marketing and billing databases, and better enables a customer to make sales and marketing decisions;

•
Hoover’s®, which is primarily a traditional prospecting solution, provides information on public and private companies, and on industries and executives, sales, marketing and research professionals worldwide to help customers convert prospects to clients faster by providing a workflow solution;

•
Various other marketing solutions including our education business, our electronic licensing products, and our Integration Manager product which is an onsite match tool that leverages Dun & Bradstreet match technology to enable customers to perform onsite matching on Dun & Bradstreet data, customer data and third party data;

•
Products leveraging API connectors introduced as part of our DaaS strategy. Customer Relationship Management (“CRM”) was our first area of focus, with D&B360®, which helps CRM customers manage their data, increase sales and improve customer engagement. In addition, we have strategic alliances with leading third party application providers, including Salesforce.com® and Oracle®, whereby our content is natively integrated into the solution. The vision for DaaS is to make Dun & Bradstreet’s content available wherever and whenever our customers need it, thereby powering more effective business processes;

•
Our Market Insight tool, which provides robust marketing analytics that help customers segment and understand existing customers, in order to more effectively create campaigns to cross-sell new business; and

•
Our professional contact tools, including Optimizer for Contacts and audience solutions, which offer multiple ways to reach active domestic contacts, complete with intelligence about the companies they work for, enabled by our acquisition of NetProspex®.

Loyal Customers
In the fourth quarter of 2015, we established a dedicated Global Customer Experience function to bring together the entirety of our customer facing go to market areas. This creates strong alignment between product and solutions and how we go to market through a multi-channel approach including the following:

•	Analytics - A continuum of analytics solutions and services including analytics infused data, simple scalable prescriptive analytics, standardized predictive scores, and advanced custom analytics;

•	Compliance - Solutions that help businesses to comply with regulations while controlling costs, to avoid reputational risk with customers and third parties, and to scale compliance globally;

•	Emerging Businesses - Focused on the unique needs of emerging business customers in the small to medium business marketplace, including credit-on-self and credit-on-others;

•	Sales and Marketing - Range of solutions to help businesses optimize and build digital relationships with customers through audience optimization, strategic profiling, and intelligent targeting;

•	Supply Chain - Supplier onboarding, management, compliance and monitoring help supply and procurement managers understand their downstream risk in their supply chain; and

•	Trade Credit - Risk and capital management, proactive portfolio management and global shared services for Finance and Credit organizations.
In addition, we continue to serve our customers in a multi-faceted approach through both direct and indirect methods. Direct includes the emerging businesses, which serves the emerging business marketplace, and through three major regions: Americas, Europe, and Asia. Indirect includes our worldwide network and alliance relationships.
This structure creates better alignment with product and solutions, and how they work more closely with our go to market channels. This more aligned, integrated approach will enable us to be more agile and effective in the marketplace and help us to serve our customers more efficiently and effectively.
Our principal customers include manufacturers, wholesalers and retailers in fields as diverse as banking, technology, telecommunications, government and insurance, as well as sales, marketing and business development professionals. None of our customers accounted for more than 10% of our 2015 total revenue. Accordingly, we are not dependent on a single customer, such that the loss of any one customer would have a material adverse effect on our consolidated annual results of operations.
Segments
On January 1, 2015, we began managing and reporting our business through two segments:

•	Americas (which consists of our operations in the United States (“U.S.”), Canada and Latin America); and

•	Non-Americas (which consists of our operations in the United Kingdom (“U.K.”), the Netherlands, Belgium, Australia (which we divested in June 2015), Greater China, India and our Worldwide Network).
Prior to January 1, 2015, we managed and reported our business through the following three segments:

•	North America (which consisted of our operations in the U.S. and Canada);

•	Asia Pacific (which primarily consisted of our operations in Australia (which we divested in June 2015), Greater China, India and Asia Pacific Worldwide Network); and

•	Europe and other International Markets (which primarily consisted of our operations in the U.K., the Netherlands, Belgium, Latin America and our European Worldwide Network).
The following table presents the contribution by segment to total revenue and core revenue (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K):

	For the Years Ended December 31,
	2015	2014	2013
Total Revenue:
Americas	81%	80%	80%
Non-Americas	19%	20%	20%
Core Revenue:
Americas	81%	80%	80%
Non-Americas	19%	20%	20%

We may also acquire, divest, or shut down businesses from time to time. For example, in 2015, we:

•	Acquired NetProspex, Inc. and Dun & Bradstreet Credibility Corp. (“DBCC”); and

•	Completed the sale of our business in Australia and New Zealand (“ANZ”).
Segment data and other information for the years ended December 31, 2015, 2014 and 2013 are included in Note 14 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K. As our strategy evolves, we may modify our reporting structure, as appropriate, to reflect changes in the way we manage our business.
2015 Reporting
In addition to the changes in our segment reporting that became effective January 1, 2015, we began reporting and monitoring the performance of our Risk Management Solutions as Trade Credit and Other Enterprise Risk Management, and the results of our Sales & Marketing Solutions as Traditional Prospecting Solutions and Advanced Marketing Solutions. Trade Credit represents our traditional commercial credit products such as DNBi and all other products that help customers assess payment risk. Other Enterprise Risk Management includes all of our remaining Risk Management products, such as our compliance, supply chain, credit on self and D&B Direct risk solutions. Traditional Prospecting Solutions includes Hoover’s, our educational marketing business Market Data Retrieval (“MDR”) and marketing list solutions. Advanced Marketing Solutions includes all of our remaining Sales & Marketing Solutions products including Optimizer, NetProspex and DaaS (e.g., CRM and D&B Direct sales and marketing solutions).
Our Sales Force
Our sales force consists of approximately 1,800 team members worldwide, of whom approximately 1,300 were in our Americas and 500 were in our Non-Americas business as of December 31, 2015. Our sales force includes sales executives and customer solution specialists who sell to our strategic and commercial customers, a telesales team that sells to our small- and medium-sized customers, and a team that sells to federal, state and local governments.
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
We also conduct business through our wholly-owned subsidiaries, majority-owned joint ventures, independent correspondents, strategic relationships through our Worldwide Network® and minority equity investments. Our WorldWide Network is an alliance of network partners covering more than 190 countries. In those countries, we have determined it is beneficial to engage with dominant, well known local partners to enable us to better collect data from such countries and to better sell our existing content into such countries. Our Worldwide Network enables our customers globally to make business decisions with confidence, because we incorporate data from the members of the Worldwide Network into our database and utilize it in our customer solutions. Our customers, therefore, have access to a more powerful database and global solution sets that they can rely on to make their business decisions.
Competition
We are subject to highly competitive conditions in all aspects of our business. However, we believe no competitor offers our complete line of solutions, global data breadth and consistency, analytic capabilities and multi-channel approach for commercial entities and the people who run them.
In North America, we are a market leader in our Risk Management Solutions business based upon revenue. We compete with our customers’ own internal business practices by continually developing more efficient alternatives to our customers’ risk management processes to capture more of their internal spend. We also directly compete with a broad range of companies, including consumer credit companies such as Equifax, Inc. (“Equifax®”) and Experian Information Solutions, Inc. (“Experian®”), as well as a number of low cost, vertical and regionally specific companies. In addition, competitors with unique assets and capabilities outside of commercial data create bundled offerings which are attractive to certain customer segments.
We also compete in North America with a broad range of companies offering solutions similar to our Sales & Marketing Solutions. Our direct competitors in Sales & Marketing Solutions vary significantly depending on the many possible uses for our solutions such as market segmentation, lead generation, lead enrichment, sales effectiveness, and data management. We also face competition in data services from our customers’ own internal development and from data quality software solutions.
Outside the U.S., the competitive environment varies by region and country, and can be significantly impacted by the legislative actions of local governments, availability of data and local business preferences.

In Europe, our direct competition is primarily local, such as Experian in the U.K., Graydon in Belgium and the Netherlands and Bureau van Dijk® across Europe. We believe that we offer superior solutions when compared to these competitors. In addition, the Sales & Marketing Solutions landscape is both localized and fragmented throughout Europe, where numerous local players of varying size compete for business.
In Asia Pacific, we face competition in our Risk Management Solutions business from a mix of local and global providers. For example, we compete with Experian in India and with Sinotrust International Information & Consulting (Beijing) Co., Ltd. in China, which is owned by Experian. In addition, as in Europe, the Sales & Marketing Solutions landscape throughout Asia is localized and fragmented.
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
We believe that our trusted brand, proprietary data assets, global identity resolution knowledge, globally recognized D-U-N-S® Number and analytic capabilities form a powerful competitive advantage.
Our ability to continue to compete effectively will be based on a number of factors, including our ability to:

•	Communicate and demonstrate to our customers the value of our existing and new products and services based upon our proprietary data, and as a result, improve customer satisfaction;

•	Maintain and develop our proprietary D-U-N-S® numbering classification system and information and services such as analytics and sources of data not publicly available;

•
Leverage our technology to significantly improve our value proposition for customers in order to make Dun & Bradstreet’s data available wherever and whenever our customers need it, as well as our brand perception and the value of our Worldwide Network;

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
Unless the context indicates otherwise, the names of our branded solutions and services referred to in this Annual Report on Form 10-K are trademarks, service marks or registered trademarks, or service marks owned by or licensed to us or one or more of our subsidiaries.
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

Employees
As of December 31, 2015, we employed approximately 5,000 employees worldwide, of whom approximately 3,500 were in our Americas segment and Corporate, and approximately 1,500 were in our Non-Americas segments.
We know we must have a passionate, forward-leaning culture to support our growth strategy and brand. Toward that end, we have developed and are making significant progress on implementing our long-term plan to modernize our culture, focusing especially on the growth and development and leadership capabilities of our people. In 2015, we launched a number of key people initiatives:

•	As a result of our investment in leadership development, we conducted live and virtual development classes for senior leaders across 13 countries;

•	We anchored our performance model around fluid priorities, coaching conversations, sustainable high performance and our values; and

•
To reinforce our inherently generous company value, we expanded benefits under our global parental leave policy and launched a new employee stock purchase plan in the U.S., Canada and the U.K., with plans to expand it globally in 2016 and 2017.

Our Board of Directors is committed to helping our cultural transformation and we actively engage with them around our cultural initiatives which we expect to roll out continuously in future years, commensurate with our growth as a company.
Our workforce also engages third party consultants from time to time. There are no unions in our U.S. or Canada operations. Works Councils and Trade Unions represent a small portion of our employees outside of the U.S. and Canada.
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

•
We utilize single source providers in certain countries to support the needs of our customers around the globe and rely on members of our Worldwide Network to provide local data in countries in which we do not directly operate;

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
We cannot be certain that we could replace our large third-party vendors in a timely manner or on terms commercially reasonable to us. If we change a significant outsource provider, an existing provider makes significant changes to the way it conducts its operations, is acquired, or we seek to bring in house certain services performed today by third parties, we may experience unexpected disruptions in the provision of our solutions, which could have a material adverse effect on our business and financial results.
Cyber security risks could harm our operations, the operations of our critical outsourcers, or the operations of our partners on whom we rely for data and to meet our customer needs, any of which could materially impact our business and financial results.
We rely upon the security of our information technology infrastructure to protect us from cyber attacks and unauthorized access. Cyber attacks that we have experienced, continue to experience, or in the future we may experience, can include malware, computer viruses, hacking, or other significant disruption of our Information Technology (“IT”) networks and related systems. Government agencies and security experts have warned about the growing risks of hackers, cyber-criminals and other potential attacks targeting every type of IT system, and in 2013 we learned that we were one of several victims of a sophisticated cyber attack. We may face increasing cyber security risks as we receive data from new sources such as social media sites or through data aggregators who provide us with information.
If we experience a problem with the functioning of an important IT system or a security breach of our IT systems, the resulting disruptions could have a material adverse effect on our business and financial results. We store sensitive information in connection with our customers’ data, data we collect from a variety of public and private sources, data collected from our human resources operations and other aspects of our business which could be compromised by a cyber attack. To the extent that any disruptions or security breach results in a loss or damage to any of this data, an inappropriate disclosure of this data or other confidential information, an inability to access data sources, or an inability to process data for or send data to our customers, it could cause significant damage to our reputation, affect our relationships with our customers, lead to claims against the Company and ultimately harm our business. Our servers and other hardware, as well as our operating systems software and applications may not contain sufficient protection from malware or unauthorized access. The costs to us to minimize or alleviate the effects of cyber attacks, viruses, worms, malicious software programs or other security vulnerabilities are significant and could require significant upgrades to our IT infrastructure. We may be required to incur significant costs to undertake these actions and to protect against damage caused by these disruptions, security breaches, or cyber attacks of the nature we have already incurred, in the future. Efforts we undertake to prevent these sorts of disruptions and breaches may not be successful. While we have insurance coverage for certain instances of a cyber-security breach, our coverage may not be sufficient now or in the future if we suffer additional significant or multiple attacks. Our insurance may not cover IT enhancements and upgrades we may undertake from time to time, or harm to our reputation, loss of customers or any related loss of revenue related to cyber security incidents.
We rely on a number of outsourcing partners to design, build, and maintain critical components of our IT environment and we rely significantly on third parties to supply clean data content and to resell our products in a secure manner. All of these third parties face risks relating to cyber-security similar to ours which could disrupt their businesses and therefore materially impact ours. While we provide guidance and specific requirements in some cases, we do not directly control any of such parties’ IT security operations, or the amount of investment they place in guarding against cyber-security threats. Accordingly, we are subject to any flaw in or breaches to their IT systems or those that they operate for us, which could have a material adverse effect on our business and financial results.

Violations of the U.S. Foreign Corrupt Practices Act (“FCPA”), and similar laws, and the investigation of such matters, including the current investigations regarding violations of consumer data privacy laws in China, or, related investigations and compliance reviews that we may conduct from time to time, could have a material adverse effect on our business.
The FCPA and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials and/or other persons for the purpose of obtaining or retaining business. Recent years have seen a substantial increase in anti-bribery law enforcement activity by regulators, with more frequent and aggressive investigations and enforcement proceedings by the U.S. Department of Justice (“DOJ”), the U.S. Securities and Exchange Commission (“SEC”), and the U.K. Serious Frauds Office (“SFO”) among others, and increases in criminal and civil proceedings brought against companies and individuals. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that are recognized as having a greater potential for governmental and commercial corruption. We cannot assure that our policies and procedures will always protect us from reckless or criminal acts committed by our employees or third-party vendors. From time to time, we may conduct internal investigations and compliance reviews, the findings of which could negatively impact our business. Any determination that our operations or activities are not, or were not, in compliance with existing U.S. or foreign laws or regulations could result in the imposition of substantial fines, interruptions of business, debarment, loss of supplier, vendor or other third-party relationships, termination of necessary licenses and permits, and other legal or equitable sanctions. Other internal or government investigations or legal or regulatory proceedings, including lawsuits brought by private litigants, including our shareholders, may also follow as a consequence. Violations of these laws by the Company, its employees or its third-party vendors may result in criminal or civil sanctions, which could disrupt our business and result in a material adverse effect on our reputation, business, results of operations or financial condition.
Since 2012, we have been reviewing certain allegations that we may have violated the FCPA and certain other laws in our China operations. As previously reported, we have voluntarily contacted the SEC and the DOJ to advise both agencies of our investigation. As our investigation and our discussions with both the SEC and DOJ are ongoing, we cannot yet predict the ultimate outcome of the matter or its impact on our business, financial condition or results of operations. Based on our discussions with the SEC and DOJ, including an indication from the SEC in February 2015 of its initial estimate of the amount of net benefit potentially earned by the Company as a result of the challenged activities, we continue to believe that it is probable that the Company will incur a loss related to the government's investigation. The DOJ also advised the Company in February 2015 that they will be proposing terms of a potential settlement, but we are unable to predict the terms of any such proposal. We had follow-up meetings with the SEC and DOJ in December of 2015 and January 2016, respectively, but the parties are still discussing the evidence. We are unable at this time to reasonably estimate the amount or range of such loss, although it is possible that the amount of such loss could be material. In addition, the SEC and the DOJ have a broad range of civil and criminal sanctions available to them under the FCPA and other laws and regulations including, but not limited to, injunctive relief, disgorgement, fines, penalties, modifications to business practices, including the termination or modification of existing business relationships, and the imposition of compliance programs and the retention of a monitor to oversee compliance with the FCPA. The imposition of any of these sanctions or remedial measures could have a material adverse effect on our reputation, business, results of operations and/or financial condition.
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
Business information solutions and services are becoming more readily available, principally due to the expansion of available insight on the Internet, greater availability of public data and the emergence of new techniques for capturing, managing and analyzing data. These industry changes have lowered barriers to entry in many of the global customer segments that Dun & Bradstreet targets. Internet-based search aggregators can provide low-cost alternatives to data gathering and change how our customers perform key activities such as marketing campaigns, or collect information on customers, suppliers and competitors. Such companies, and other third parties which may not be readily apparent today, may become significant low-cost or no-cost competitors and adversely impact the demand for our solutions and services, or limit our growth potential.

Weak economic conditions can result in customers seeking to utilize free or lower-cost information that is available from alternative sources. Intense competition could adversely impact us by causing, among other things, price reductions, reduced operating margins and loss of market share.
We face competition globally, and our competitors could develop an alternative to our Worldwide Network.
We face competition from consumer credit companies that offer consumer information solutions to help their customers make credit decisions regarding small businesses. Consumer information companies are expanding their operations more broadly into aspects of the business information space and, given the size of the consumer market in which they operate, they have scale advantages in terms of scope of operations and size of relationship with customers, which they can potentially leverage to their advantage.

Our ability to continue to compete effectively will depend upon a number of factors, including our ability to:

•
Maintain, communicate and demonstrate to our customers the value of our products and services based upon our global, proprietary D-U-N-S numbering classification system, identity resolution capabilities and predictive insights;

•	Maintain and develop proprietary information and solutions such as predictive analytics, and sources of data not publicly available, such as detailed trade data;

•	Demonstrate and deliver value through our decision-making tools, integration capabilities and embeddedness with leading enterprise application providers;

•	Leverage our brand perception and the value of our Worldwide Network;

•	Obtain and deliver reliable and high-quality business and professional contact information through various media and distribution channels in formats tailored to customer requirements;

•	Attract and retain a high-performance workforce;

•	Enhance our existing products and services, and introduce new products and services;

•	Enter new customer markets;

•	Operate within any changing regulatory schemes or with restrictions imposed by foreign governments that favor local competitors; and

•
Improve our global business model and data quality through the successful relationship with members of our Worldwide Network and through potentially undertaking acquisitions or entering into joint ventures, partnership arrangements or similar relationships.

In addition, our ability to successfully compete depends on our ability to adapt our solutions to our customers’ preferences and to meet any specific contractual requirements that they impose upon us which may require significant or ongoing investments. Advances in information technology and uncertain or changing economic conditions are impacting the way our customers use and purchase business information. As a result, our customers are demanding both lower prices and more features from our solutions, such as decision-making tools like credit scores, and are expecting real-time content provided in a manner relevant to them.
If we do not successfully adapt our solutions to our customers’ preferences, our business and financial results may be materially adversely affected. Specifically, for our larger customers, including our alliance partners, our continued success will be dependent on our ability to satisfy more of their needs by providing more breadth and depth of content and allowing them more flexibility to use our content through web services and third-party solutions. For our smaller customers, our success will depend in part on our ability to develop a strong value proposition, including simplifying our solutions and pricing offerings, to enhance our marketing efforts to these customers and to improve our service to them.
The failure to continue to invest in our business in order to remain competitive could result in a material adverse effect on our future business and financial results.

If we cannot successfully execute on our strategy, our long-term business and financial results may be adversely impacted and we may not meet the financial guidance that we provide publicly.
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

•
Globalizing the business, moving from a regional “market” structure to an integrated global organization.  As part of this transformation we intend to expand upon our relationships with our large, strategic customers, many of which also have global operations.  This globalization of our business will be supported by our Worldwide Network partners;

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
In addition, we provide financial guidance and metrics to the public which are based, among other things, upon our assumptions regarding our expected financial performance.  These include, for example, assumptions regarding our ability to grow core revenue and operating income, and to achieve desired tax rates and to generate free cash flow. In addition, we evaluate sales, which represents the value of committed contracts, as a measure of how we are performing against our strategic initiatives.  We believe that our financial guidance and these metrics provide our investors and analysts with a better understanding of our view of our near-term financial performance. Such financial guidance and metrics may not always be accurate, due to our inability to meet the assumptions we make and the impact on our financial performance that could occur as a result of the various risks and uncertainties to our business as set forth in these risk factors and in our public filings with the SEC or otherwise. Our focus on, and dedication of resources to, achieving our strategy in order to drive long-term sustainable growth, or a failure to effectively implement our strategy, could further impact our ability to meet our financial guidance or our metrics in a given year. If we fail to meet the financial guidance that we provide or if we find it necessary to revise such guidance as we conduct our operations throughout the year, or if we fail to achieve sufficient performance against the metrics we have provided externally, such as sales, the market value of our common stock or other securities could be materially adversely affected.
We may lose key business assets or suffer interruptions in product delivery, including loss of data center capacity or the interruption of telecommunications links, the Internet, or power sources which could significantly impede our ability to do business.
Our operations depend on our ability to protect data centers and related technology against damage from hardware failure, fire, power loss, telecommunications failure, impacts of terrorism, breaches in security (such as the actions of computer hackers), the theft of services, natural disasters, or other disasters. The online services we provide are also completely dependent on links to telecommunications providers. We generate a significant amount of our revenue through our support centers and Internet sites that we use in the acquisition of new customers, fulfillment of services and responding to customer inquiries. We may not have sufficient redundant infrastructure to prevent a loss or failure across the full application and support sites to recover access in a timely manner. Any damage to, or failure by our service providers to properly maintain our data centers, telecommunications links or ability to provide access to our telesales centers or Internet sites could cause interruptions in operations that adversely affect our ability to meet our customers’ requirements and materially adversely affect our business and financial results.
A failure in the integrity of our databases or the systems upon which we rely could harm our brand and result in a loss of sales and an increase in legal claims.
The reliability of our solutions is dependent upon the integrity of the data in our global databases. We have in the past been subject to customer and third-party complaints and lawsuits regarding our data, which have occasionally been resolved by the payment of money damages. A failure in the integrity of our databases, or an inability to ensure that our usage of data is consistent with any terms or restrictions on such use, whether inadvertently or through the actions of a third party, could harm us by exposing us to customer or third-party claims or by causing a loss of customer confidence in our solutions. We may experience an increase in risks to the integrity of our databases as we move toward real-time data feeds, including those from social media sources, and as we acquire content through the acquisitions of companies with existing databases that may not be of the same quality or integrity as our existing Dun & Bradstreet databases. In addition, although we are continually evolving the systems upon which we rely to sustain product delivery, meet customer demands and support the development of new solutions, certain of our existing infrastructure is comprised of complex legacy technology that requires time and investment to upgrade without disruption to the business. We plan to continue to invest in our core systems to improve and maintain the quality, timeliness and coverage of the data contained therein and their ongoing operation in order to maintain our competitive positioning in the marketplace. We have licensed, and we may license in the future, proprietary rights to third parties. While we attempt to ensure that the quality of our brand is maintained by the third parties to whom we grant such licenses and by customers, they may take actions that could materially adversely affect the value of our proprietary rights or our reputation. It cannot be assured that these licensees and customers will take the same steps we have taken to prevent misappropriation of our data solutions or technologies.
Our brand and reputation are key assets and competitive advantages of our Company and our business may be affected by how we are perceived in the marketplace.
Our brand and its attributes are key assets of the Company. Our ability to attract and retain customers is highly dependent upon the external perceptions of our level of data quality, effective provision of services, business practices, including the actions of our employees, third-party providers, members of the Worldwide Network and other brand licensees that are not consistent with Dun & Bradstreet’s policies and standards, and overall financial condition. Negative perception or publicity regarding these matters could damage our reputation with customers and the public, which could make it difficult for us to attract and maintain customers. Adverse developments with respect to our industry may also, by association, negatively impact our reputation, or result in higher regulatory or legislative scrutiny. Negative perceptions or publicity could have a material adverse effect on our business and financial results.
We rely on annual contract renewals for a substantial part of our revenue, and our quarterly results may be significantly impacted by the timing of these renewals, including from various government institutions, a shift in product mix that results in a change in the timing of revenue recognition or a significant decrease in government spending.
We derive a substantial portion of our revenue from annual customer contracts, including from various government institutions. If we are unable to renew a significant number of these contracts, our revenue and results of operations would be negatively impacted. In addition, our results of operations from period-to-period may vary due to the timing of customer contract renewals or a change in our sales practices. As contracts are renewed, we have experienced, and may continue to experience, a shift in product mix underlying such contracts. This could result in the deferral of increased amounts of revenue into future periods as a larger portion of revenue is recognized over the term of our contracts rather than up front at contract signing or the acceleration of deferred revenue into an earlier reporting period. Although this may cause our financial results from period-to-period to vary substantially, such change in revenue recognition would not change the total revenue recognized over the life of our contracts. A reduction in government spending on our products could, however, have a material adverse impact on our business. We derive a portion of our revenue from direct and indirect sales to U.S., state, local and foreign governments and their respective agencies and our competitors are increasingly targeting such governmental agencies as potential customers. Such government contracts are subject to various procurement laws and regulations, and contract provisions in our government contracts could result in the imposition of various civil and criminal penalties, termination of contracts, forfeiture of profits, suspension of payments, or suspension of future government contracting. In addition, governments continue to struggle with sustained debt and social obligations, and efforts to balance government deficits could result in lower spending by the government with Dun & Bradstreet. If we were to lose government customers to our competitors, or our government contracts are not renewed or are terminated, or we are suspended from government work, or our ability to compete for new contracts is adversely affected, our business and financial results could experience material adverse effects.

We may be adversely affected by the global economic environment and the evolving standards of markets in which we operate.
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
Changes in the legislative, regulatory and commercial environments in which we operate could adversely impact our ability to collect, compile, store, use, cross-border transfer and/or publish data and could impact our financial results.
Certain types of information we collect, compile, store, use and publish are subject to regulation by governmental authorities in various jurisdictions in which we operate, particularly in our global markets. There is increasing awareness and concern among the general public, governmental bodies, and others regarding marketing and privacy matters, particularly as they relate to individual privacy interests and the ubiquity of the Internet. These concerns may result in new or amended laws and regulations that could adversely impact our business. Future laws and regulations, such as any potential legislation regarding commercial credit agencies, or any court actions, laws and regulations in the European Union, its Member States or other jurisdictions, with respect to the collection, compilation, storage, use, cross-border transfer and/or publication of information, and adverse publicity or litigation concerning the commercial use of such information, could result in limitations being imposed on our operations, increased compliance or litigation costs and/or loss of revenue, which could have a material adverse effect on our business and financial results.
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
Acquisitions, joint ventures or similar strategic relationships, or dispositions of any our businesses may disrupt or otherwise have a material adverse effect on our business and financial results.
As part of our strategy, we may seek to acquire other complementary businesses, products and technologies or enter into joint ventures or similar strategic relationships. We may also undertake a disposition of certain of our businesses. These transactions are subject to the following risks which could have a material adverse effect on our business and financial results:

•
Acquisitions, joint ventures or similar relationships or the disposition of any of our businesses may cause a disruption in our ongoing business, distract our management and make it difficult to maintain our standards, controls and procedures;

•	We may not be able to integrate successfully the services, content, including data, products and people of any such transaction into our operations;

•	We may not derive the revenue improvements, cost savings and other intended benefits of any such transaction; and

•
There may be risks, exposures and liabilities of acquired entities or other third parties with whom we undertake a transaction, that may arise from such third parties’ activities prior to undertaking a transaction with us and which we may not discover or fully understand through the due diligence process.

While we have certain contractual commitments with each of the third-party members of the Worldwide Network, we have no direct management control over such third parties or other third parties who conduct business under the Dun & Bradstreet brand name in local markets or who license and sell under the Dun & Bradstreet name and the renewal by third-party members of the Worldwide Network of their agreements with Dun & Bradstreet is subject to mutual agreement.
The Worldwide Network is comprised of wholly-owned subsidiaries, joint ventures that we either control or hold a minority interest in, and third-party members who conduct business under the Dun & Bradstreet brand name in local markets. While third-party member participation in the Worldwide Network and certain of our relationships with other third parties are governed by commercial services agreements and the use of our trademarks is governed by license agreements, we have no direct management control over these members or third parties beyond the terms of the agreements. We license data to and from certain third parties to be included in the data solutions that they sell to their customers and that we sell to our customers, respectively, and such arrangements may increase as a percentage of our total revenue in the future. We do not have direct control over such third parties’ sales people or practices, and their failure to successfully sell products which include our data will impact the revenue we receive and could have a material adverse effect on our business and financial results. As a result, actions or inactions taken by these third parties or their failure to renew their contractual relationship with us may have a material adverse impact on our business and financial results. For example, one or more third parties or members may:

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

•
Fail to execute subsequent agreements to remain a part of the Worldwide Network on terms and conditions that are mutually agreeable to Dun & Bradstreet, upon the expiration of their existing agreements;

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
Our success depends in part on our various businesses around the globe. For each of the three years ended December 31, 2015, 2014 and 2013, our businesses outside of the U.S. accounted for 22%, 24% and 24% of total revenue, respectively. Our business in the U.S. is also dependent on our ability to provide information from other markets at a reasonable cost. These businesses are subject to many of the same challenges as our domestic business, as well as the following:

•
Our competition is primarily local, and our customers may have greater loyalty to our local competitors which may have a competitive advantage because they are not restricted by U.S. and foreign laws with which we require our businesses around the globe to comply, such as the FCPA;

•
Although our services have not usually been regulated, we have recently become subject to certain regulation in the United Kingdom as it pertains to certain activities that Dun & Bradstreet conducts in the United Kingdom related to sole proprietorships and unincorporated entities, and other governments may adopt legislation or regulations, or we may learn that our current methods of operation violate existing legislation or regulations, governing the collection, compilation, storage, use, cross-border transfer and/or publication of the kinds of information we collect, compile, store, use, transfer cross-border and/or publish, which could bar or impede our ability to operate and this could adversely impact our business;

•	Credit insurance is a significant credit risk mitigation tool in certain global markets that may reduce the demand for our Risk Management Solutions; and

•	In some markets, key data elements are generally available from public-sector sources, thus reducing a customer’s need to purchase that data from us.
In addition, the FCPA and anti-bribery and anti-corruption laws in other jurisdictions generally prohibit improper payments to government officials or other persons for the purpose of obtaining or retaining business. We cannot assure you that our policies and procedures will always protect us from acts committed by our employees or third party vendors. From time to time, under appropriate circumstances, we have undertaken and will continue to undertake investigations of the relevant facts and circumstances and, when appropriate, take remedial actions, which can be expensive and require significant time and attention from senior management, and which may also lead to disclosure to the SEC and/or DOJ. Violations of these laws may result in criminal or civil sanctions, which could disrupt our business and result in a material adverse effect on our business and financial results.
Our global strategy includes leveraging our Worldwide Network to improve our data quality. We form and manage strategic relationships to create a competitive advantage for us over the long term; however, these strategic relationships may not be successful or may be subject to ownership change.
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
Our operating results could be negatively affected by a variety of other factors affecting our foreign operations, many of which are beyond our control. These factors may include currency fluctuations, economic, political or regulatory conditions, competition from government agencies in a specific country or region, trade protection measures and other regulatory requirements. Additional risks inherent in global business activities generally include, among others:

•	The costs and difficulties of managing global operations and strategic alliances, including the Worldwide Network;

•	The costs and difficulties of enforcing agreements, collecting receivables and protecting assets, especially our intellectual property rights, in non-U.S. legal systems; and

•	The need to comply with a broader array of regulatory and licensing requirements, the failure of which could result in fines, penalties or business suspensions.
We may not be able to attract and retain qualified people, which could impact the quality of our performance and customer satisfaction.
Our success and financial results depend in part on our continuing ability to attract, retain and motivate highly qualified people at all levels. Competition for these individuals is intense, especially in roles requiring skills, capabilities and experiences that are in high demand. As a priority, we continue to focus on attracting and retaining our key people, but we may not be able to retain our key people, or attract, assimilate or retain other highly-qualified individuals in the future. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees who have appropriate qualifications.
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
Our corporate office is located at 103 JFK Parkway, Short Hills, New Jersey 07078, in a 123,000 square-foot property that we lease. This property also serves as our executive offices. In December 2014, we supplemented this space with the addition of 69,280 square feet of leased office space located at 101 JFK Parkway, Short Hills, New Jersey. Both of these leases are co-terminus and expire on February 28, 2023, with two five-year renewal options.
Our other properties, most of which are leased, are geographically distributed worldwide to meet sales and operating requirements. We consider all of these properties to be both suitable and adequate to meet current operating requirements. As of December 31, 2015, the most notable of these other properties included the following sites:

•	A 178,330 square-foot leased office building in Center Valley, Pennsylvania, housing various sales, finance, fulfillment and data operations groups;

•	A 79,060 square-foot leased space in Marlow, England, housing our U.K. business, International technology and certain other International groups;

•	A 75,735 square-foot leased office building in Austin, Texas, housing technology development, certain product development and sales operations; and

•	A 47,782 square-foot leased space in Dublin, Ireland, housing technology development, data operations and sales operations groups.

Item 3.	Legal Proceedings
Information in response to this Item is included in Part II, Item 8. “Note 13. Contingencies” and is incorporated by reference into Part I of this Annual Report on Form 10-K.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange and trades under the symbol DNB. We had 1,655 shareholders of record as of December 31, 2015.
The following table summarizes the high and low sales prices for our common stock, as reported in the periods shown:

	2015		2014
	High	Low	High	Low
First Quarter	$135.92	$114.95	$123.85	$94.87
Second Quarter	$134.74	$122.00	$110.76	$98.21
Third Quarter	$126.00	$101.18	$120.16	$110.00
Fourth Quarter	$115.00	$100.97	$127.37	$110.67
We paid quarterly dividends to our shareholders totaling $66.7 million, $64.0 million and $62.5 million during the years ended December 31, 2015, 2014 and 2013, respectively. In February 2016, we declared a dividend of $0.4825 per share for the first quarter of 2016. This cash dividend will be payable on March 11, 2016 to shareholders of record at the close of business on February 25, 2016.
Issuer Purchases of Equity Securities
The following table provides information about purchases made by us or on our behalf during the quarter ended December 31, 2015 of shares of equity that are registered pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Currently Authorized Shares That May Yet Be Purchased Under the Plans or Programs (a)
(Dollar amounts in millions, except share data)
October 1 - 31, 2015	—	$—	—	$—
November 1 - 30, 2015	—	$—	—	$—
December 1 - 31, 2015	—	$—	—	$—
	—	$—	—	$100.0

(a)
In August 2014, our Board of Directors approved a new $100 million share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and Employee Stock Purchase Program (“ESPP”), and to be used for discretionary share repurchases from time to time. Use of the new $100 million share repurchase program for anti-dilutive share repurchases was authorized to commence upon the completion or expiration of our four-year, five million share anti-dilutive share repurchase program which expired in October 2014. Any use for discretionary share repurchases was authorized to commence upon the completion of our previous $1 billion discretionary share repurchase program which was completed in August 2014. The new $100 million share repurchase program will remain open until it has been fully utilized. There is currently no definitive timeline under which the program will be completed. As of December 31, 2015, we had not yet commenced share repurchases under this program.

FINANCIAL PERFORMANCE COMPARISON GRAPH*
SINCE DECEMBER 31, 2010
In accordance with SEC rules, the graph below compares the Company’s cumulative total shareholder return against the cumulative total return of the Standard & Poor’s 500 Index and a published industry index starting on December 31, 2010. Our past performance may not be indicative of future performance.

As an industry index, the Company chose the S&P 500 Commercial & Professional Services Index, a subset of the S&P 500 Index that includes companies that provide business-to-business services.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
AMONG DUN & BRADSTREET, S&P 500 INDEX AND THE S&P 500 COMMERCIAL &
PROFESSIONAL SERVICES INDEX

*	Assumes $100 invested on December 31, 2010, and reinvestment of dividends.

 Item 6.      Selected Financial Data

	For the Years Ended December 31,
	2015	2014	2013	2012	2011
	(Amounts in millions, except per share data)
Results of Operations:
Revenue	$1,637.1	$1,584.5	$1,558.4	$1,563.9	$1,665.2
Costs and Expenses	1,300.1	1,173.1	1,132.3	1,147.3	1,253.8
Operating Income (1)	337.0	411.4	426.1	416.6	411.4
Non-Operating Income (Expense) - Net (2)	(57.0)	(71.2)	(39.8)	(53.6)	(57.3)
Income Before Provision for Income Taxes and Equity in Net Income of Affiliates	280.0	340.2	386.3	363.0	354.1
Provision for Income Taxes (3)	74.2	54.3	135.6	82.2	109.0
Equity in Net Income of Affiliates	2.7	1.9	1.6	1.3	1.3
Net Income (Loss) from Continuing Operations	208.5	287.8	252.3	282.1	246.4
Less: Net (Income) Loss Attributable to the Noncontrolling Interest	(4.3)	(3.5)	(3.6)	(1.0)	0.1
Net Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet	$204.2	$284.3	$248.7	$281.1	$246.5
Income from Discontinued Operations, Net of Income Taxes (4)	2.1	10.1	9.8	14.4	13.8
Loss on Disposal of Business, Net of Income Taxes	(37.5)	—	—	—	—
Income (Loss) from Discontinued Operations, Net of Income Taxes (5)	(35.4)	10.1	9.8	14.4	13.8
Net Income (Loss) Attributable to Dun & Bradstreet	$168.8	$294.4	$258.5	$295.5	$260.3
Basic Earnings (Loss) Per Share of Common Stock:
Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$5.66	$7.79	$6.36	$6.16	$5.03
Income (Loss) from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	(0.98)	0.27	0.25	0.31	0.28
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders	$4.68	$8.06	$6.61	$6.47	$5.31
Diluted Earnings (Loss) Per Share of Common Stock:
Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$5.61	$7.71	$6.29	$6.12	$4.99
Income (Loss) from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	(0.97)	0.28	0.25	0.31	0.29
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders	$4.64	$7.99	$6.54	$6.43	$5.28

Other Data:
Weighted Average Number of Shares Outstanding - Basic	36.1	36.5	39.1	45.6	48.9
Weighted Average Number of Shares - Diluted	36.4	36.9	39.5	46.0	49.3

Cash Dividends Paid per Common Share	$1.85	$1.76	$1.60	$1.52	$1.44
Cash Dividends Declared per Common Share	$1.85	$1.76	$1.60	$1.52	$1.44
Other Comprehensive Income, Net of Tax:
Net Income (Loss) from Continuing Operations	$208.5	$287.8	$252.3	$282.1	$246.4
Income (Loss) from Discontinued Operations, Net of Income Taxes	(35.4)	10.1	9.8	14.4	13.8
Net Income (Loss)	$173.1	$297.9	$262.1	$296.5	$260.2
Foreign Currency Translation Adjustments, no Tax Impact	(59.0)	(46.9)	(35.6)	17.1	(7.5)
Defined Benefit Pension Plans:
Prior Service Costs, Net of Tax Income (Expense) (6)	(0.9)	1.8	(5.6)	(6.4)	(5.8)
Net Actuarial Gain (Loss), Net of Tax Income (Expense) (7)	15.8	(138.3)	154.4	(56.2)	(116.6)
Derivative Financial Instruments, Net of Tax Income (Expense) (8)	—	(0.1)	—	0.1	3.0
Total Other Comprehensive Income (Loss), Net of Tax	(44.1)	(183.5)	113.2	(45.4)	(126.9)
Comprehensive Income (Loss), Net of Income Taxes	129.0	114.4	375.3	251.1	133.3
Less: Comprehensive Income (Loss) Attributable to the Noncontrolling Interest	(3.6)	(3.3)	(3.5)	(1.0)	1.4
Comprehensive Income (Loss) Attributable to Dun & Bradstreet	$125.4	$111.1	$371.8	$250.1	$134.7

Balance Sheet:
Total Assets (9)	$2,273.6	$1,986.2	$1,890.3	$1,991.8	$1,977.1
Long-Term Debt	$1,804.1	$1,352.2	$1,516.0	$1,290.7	$963.9
Total Dun & Bradstreet Shareholders’ Equity (Deficit)	$(1,116.8)	$(1,203.3)	$(1,048.4)	$(1,017.4)	$(743.9)
Noncontrolling Interest	$11.5	$8.7	$6.1	$3.1	$3.7
Total Equity (Deficit)	$(1,105.3)	$(1,194.6)	$(1,042.3)	$(1,014.3)	$(740.2)

(1) Restructuring, non-core gains and (charges) and acquisition and divestiture-related charges(a) included in Operating Income:

	For the Years Ended December 31,
Gain (Charge):	2015	2014	2013	2012	2011
Restructuring Charges	$(32.3)	$(14.9)	$(13.9)	$(29.4)	$(22.1)
Legal and Other Professional Fees and Shut-Down Costs Related to Matters in China	$(1.6)	$(3.7)	$(7.4)	$(15.6)	$—
Acquisition/Divestiture Related Costs	$(21.9)	$—	$—	$—	$—
Amortization of Acquisition Related Intangibles	$(17.8)	$—	$—	$—	$—
Impairments Related to Matters in China	$—	$—	$—	$(12.9)	$—
Impairment of Assets	$(6.8)	$(7.3)	$(33.3)	$—	$(3.3)
Strategic Technology Investment or MaxCV	$—	$—	$—	$(30.3)	$(44.8)
Settlement of Legacy Pension Obligation	$—	$—	$—	$—	$(5.1)

(a)	See Item 7. included in this Annual Report on Form 10-K for further detail.

(2)	Restructuring, non-core gains and (charges) and acquisition and divestiture-related charges(a) included in Non-Operating Income (Expense) – Net:

	For the Years Ended December 31,
Gain (Charge):	2015	2014	2013	2012	2011
Effect of Legacy Tax Matters (b)	$(6.9)	$(28.6)	$0.8	$(14.8)	$(7.1)
Gain (Loss) on Investment	$(1.2)	$—	$—	$—	$—
Acquisition/Divestiture Related Costs	$(0.3)	$—	$—	$—	$—
Gain (Loss) on Sale of Businesses	$—	$—	$—	$6.1	$—
Gain (Loss) on Sale of Investment	$—	$—	$—	$—	$(11.4)

(a)	See Item 7. included in this Annual Report on Form 10-K for further detail.
(b) During the year ended December 31, 2015, we recognized the reduction of a contractual receipt under a tax allocation agreement between Moody’s Corporation and Dun & Bradstreet as a result of the expiration of a statute of limitations for the 2011 tax year.
During the year ended December 31, 2014, we recognized the reduction of a contractual receipt under a tax allocation agreement between Moody’s Corporation and Dun & Bradstreet as a result of the effective settlement of audits for the 2007 - 2009 tax years and the expiration of a statute of limitations for the 2010 tax year.
During the year ended December 31, 2012, we recognized the reduction of a contractual receipt under a tax allocation agreement between Moody’s Corporation and Dun & Bradstreet a result of the expiration of the statute of limitations for the 2005 and 2006 tax years.
During the year ended December 31, 2011, we recognized the reduction of a contractual receipt under a tax allocation agreement between Moody’s Corporation and Dun & Bradstreet as a result of the expiration of the statute of limitations for the 2004 tax year.

(3)	Restructuring, non-core gains and (charges) and acquisition and divestiture-related charges(a) included in Provision for Income Taxes:

	For the Years Ended December 31,
Tax Benefit (Cost):	2015	2014	2013	2012	2011
Restructuring Charges	$11.7	$4.1	$3.6	$10.7	$7.9
Legal and Other Professional Fees and Shut-Down Costs Related to Matters in China	$0.8	$1.3	$2.8	$5.2	$—
Gain (Loss) on Sale of Businesses	$—	$—	$—	$5.1	$—
Acquisition/Divestiture Related Costs	$3.8	$—	$—	$—	$—
Amortization of Acquisition Related Intangibles	$6.8	$—	$—	$—	$—
Cash Repatriation Tax Benefit	$2.9	$—	$—	$—	$—
Impairment of Assets	$2.1	$2.8	$6.2	$—	$1.2
Strategic Technology Investment or MaxCV	$—	$—	$—	$9.5	$10.5
Settlement of Legacy Pension Obligation	$—	$—	$—	$—	$1.9
Gain (Loss) on Investment	$0.3	$—	$—	$—	$3.5
Tax Benefit on a Loss on the Tax Basis of a Legal Entity	$—	$—	$—	$15.4	$8.5
Effect of Legacy and Other Tax Matters	$14.3	$65.8	$(0.8)	$27.8	$12.0

(a)	See Item 7. included in this Annual Report on Form 10-K for further detail.

(4) Tax Benefit (Expense) of $2.2 million, $1.7 million, $0.1 million, $(0.9) million and $(0.2) million during the years ended December 31, 2015, 2014, 2013, 2012 and 2011, respectively.
(5) In June 2015, we divested our business in Australia and New Zealand (“ANZ”) for $169.8 million, which was part of our Non-Americas segment. Accordingly, we have reclassified the historical financial results of our business in ANZ as discontinued operations for all periods presented in this Annual Report on Form 10-K and recorded a loss on the disposal of the business of $37.5 million (both pre-tax and after tax) for the year ended December 31, 2015 in the consolidated statement of operations and comprehensive income (loss). See Note 17 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further detail.

(6)
Tax Benefit (Expense) of $0.5 million, $(1.1) million, $3.3 million, $3.1 million and $3.8 million during the years ended December 31, 2015, 2014, 2013, 2012 and 2011, respectively. See Note 10 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further detail.

(7)
Tax Benefit (Expense) of $(9.6) million, $84.9 million, $(91.7) million, $27.2 million and $76.6 million during the years ended December 31, 2015, 2014, 2013, 2012 and 2011, respectively. See Note 10 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further detail.

(8) No tax impact for the years ended December 31, 2015, 2013 or 2011. Tax Benefit (Expense) of $(0.1) million and $(1.9) million for the years ended December 31, 2014 and 2012, respectively.
(9) During the year ended December 31, 2015, we acquired NetProspex and Dun & Bradstreet Credibility Corp. See Note 18 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further detail.

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
Effective January 1, 2015, in addition to reporting generally accepted accounting principles in the United States of America (“GAAP”) results, the Company evaluates performance and reports on a total company basis and on a business segment level basis its results (such as revenue, operating income, operating income growth, operating margin, net income, tax rate and diluted earnings per share) on an “As Adjusted” basis. The term “As Adjusted” refers to the following: the elimination of the effect on revenue due to purchase accounting fair value adjustments to deferred revenue; restructuring charges; other non-core gains and charges (such as gains and losses on sales of businesses, impairment charges and tax settlements); acquisition and divestiture-related fees (such as costs for bankers, legal fees, diligence costs and retention payments); and acquisition-related intangible amortization expense. A recurring component of our “As Adjusted” basis is our restructuring charges, which we believe do not reflect our underlying business performance. Such charges are variable from period to period based upon actions identified and taken during each period. Additionally, our “As Adjusted” results exclude the results of Discontinued Operations. Management reviews operating results on an “As Adjusted” basis on a monthly basis and establishes internal budgets and forecasts based upon such measures. Management further establishes annual and long-term compensation such as salaries, target cash bonuses and target equity compensation amounts based on performance on an “As Adjusted” basis and a significant percentage weight is placed upon performance on an “As Adjusted” basis in determining whether performance objectives have been achieved. Management believes that by reflecting these adjustments to our GAAP financial measures, business leaders are provided incentives to recommend and execute actions that support our long-term growth strategy rather than being influenced by the potential impact one of these items can have in a particular period on their compensation. The Company adjusts for these items because they do not reflect the Company’s underlying business performance and they may have a disproportionate positive or negative impact on the results of its ongoing business operations. We believe that the use of our non-GAAP financial measures provides useful supplemental information to our investors.
We also isolate the effects of changes in foreign exchange rates on our revenue growth because we believe it is useful for investors to be able to compare revenue from one period to another, both after and before the effects of foreign exchange. The change in our operating performance attributable to foreign currency rates is determined by converting both our prior and current periods by a constant rate. As a result, we monitor our core and “As Adjusted” revenue growth both after and before the effects of foreign exchange.
We also analyze “As Adjusted” revenue growth before the effects of foreign exchange among two components, “organic revenue growth” and “revenue growth with acquisitions.” We analyze “organic revenue growth” and “revenue growth with acquisitions” because management believes this information provides important insight into the underlying health of our business. Organic revenue excludes revenue from acquired businesses for one year from the date of the acquisition in order to understand the growth of our existing business. When acquired businesses are merged with our existing businesses, we may need to approximate organic growth.
We may from time to time use the term “sales”, which we define as the value of committed customer contracts. This term is often referred to as “bookings” or “commitments” by other companies.
In June 2015, we divested our business in Australia and New Zealand (“ANZ”) for $169.8 million, which was part of our Non-Americas segment. Accordingly, we have reclassified the historical financial results of our business in ANZ as discontinued operations for all periods presented in this Annual Report on Form 10-K and recorded a loss on the disposal of the business of $37.5 million (both pre-tax and after tax) for the year ended December 31, 2015 in the consolidated statement of operations and comprehensive income (loss). See Note 17 to the consolidated financial statements included in this Annual Report on Form 10-K for further detail.
We monitor free cash flow as a measure of our business. We define free cash flow as net cash provided by operating activities minus capital expenditures and additions to computer software and other intangibles. Free cash flow measures our available cash flow for potential debt repayment, acquisitions, stock repurchases, dividend payments and additions to cash, cash equivalents and short-term investments. We believe free cash flow to be relevant and useful to our investors as this measure is used by our management in evaluating the funding available after supporting our ongoing business operations and our portfolio of investments.

Free cash flow should not be considered as a substitute measure for, or superior to, net cash flows provided by operating activities, investing activities or financing activities. Therefore, we believe it is important to view free cash flow as a complement to the consolidated statements of cash flows.
We report and monitor the performance of our Risk Management Solutions as Trade Credit and Other Enterprise Risk Management, and the results of our Sales & Marketing Solutions as Traditional Prospecting Solutions and Advanced Marketing Solutions. Trade Credit represents our traditional commercial credit products such as DNBi and all other products that help customers assess payment risk. Other Enterprise Risk Management includes all of our remaining Risk Management products, such as our compliance, supply chain, credit on self and D&B Direct risk solutions. Traditional Prospecting Solutions includes Hoover’s, our educational marketing business Market Data Retrieval (“MDR”) and marketing list solutions. Advanced Marketing Solutions includes all of our remaining Sales & Marketing Solutions products including Optimizer, NetProspex and Data-as-a-Service (“DaaS”) (e.g., Customer Relationship Management (“CRM”) and D&B Direct sales and marketing solutions).
We evaluate our business based on the following supplemental revenue metrics: (1) for Trade Credit we further evaluate it by “DNBi®”, which includes D&B Credit, and “Other Trade Credit” and (2) for total revenue we further evaluate it by “Direct” and “Alliance & Partners”. We define “DNBi” as our interactive, online application that offers customers a subscription based real time access to our most complete and up-to-date global information, comprehensive monitoring and portfolio. We define “Other Trade Credit”as products and services used to manage credit risk and to support our customers’ internal credit risk decisioning processes. We define “Direct” as when we hold the relationship with the end customer. We define “Alliance & Partners” as where we do not maintain the end relationship with the customer of our content (e.g., Alliances, Worldwide Network Partners, Third Party or Broker type relationships). Management believes these measures provide further insight into our revenue performance.
The adjustments discussed herein to our results as determined under GAAP are among the primary indicators management uses as a basis for our planning and forecasting of future periods, to allocate resources, to evaluate business performance and, as noted above, for compensation purposes. However, these financial measures (e.g., results on an “As Adjusted” basis and free cash flow) are not prepared in accordance with GAAP, and should not be considered in isolation or as a substitute for total revenue, operating income, operating income growth, operating margin, net income, tax rate, diluted earnings per share, or net cash provided by operating activities, investing activities and financing activities prepared in accordance with GAAP. In addition, it should be noted that because not all companies calculate these financial measures similarly, or at all, the presentation of these financial measures is not likely to be comparable to measures of other companies.
See “Results of Operations” below for a discussion of our results reported on a GAAP basis.
Overview
On January 1, 2015, we began managing and reporting our business through two segments:

•	Americas (which consists of our operations in the United States (“U.S.”), Canada and Latin America); and

•	Non-Americas (which consists of our operations in the United Kingdom (“U.K.”), the Netherlands, Belgium, Australia (which we divested in June 2015), Greater China, India and our Worldwide Network).
Prior to January 1, 2015, we managed and reported our business through the following three segments:

•	North America (which consisted of our operations in the U.S. and Canada);

•	Asia Pacific (which primarily consisted of our operations in Australia (which we divested in June 2015), Greater China, India and Asia Pacific Worldwide Network); and

•	Europe and other International Markets (which primarily consisted of our operations in the U.K., the Netherlands, Belgium, Latin America and our European Worldwide Network).
The financial statements of our subsidiaries outside of the U.S. and Canada reflect a fiscal year ended November 30 to facilitate the timely reporting of our consolidated financial results and consolidated financial position.

The following table presents the contribution by segment to total revenue and core revenue:

	For the Years Ended December 31,
	2015	2014	2013
Total Revenue:
Americas	81%	80%	80%
Non-Americas	19%	20%	20%
Core Revenue:
Americas	81%	80%	80%
Non-Americas	19%	20%	20%
The following table presents contributions by customer solution set to total revenue and core revenue:

	For the Years Ended December 31,
	2015	2014	2013
Total Revenue by Customer Solution Set (1):
Risk Management Solutions	60%	61%	61%
Sales & Marketing Solutions	40%	39%	39%
Core Revenue by Customer Solution Set:
Risk Management Solutions	60%	61%	61%
Sales & Marketing Solutions	40%	39%	39%

(1)
Our Divested and Other Businesses contributed less than 1% to our total consolidated revenue for each of the years ended December 31, 2014 and 2013. See Note 14 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further detail.

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
We also maintain supplemental and excess plans in the United States (“U.S. Non-Qualified Plans”) to provide additional retirement benefits to certain key employees of the Company. These plans are unfunded, pay-as-you-go plans. The U.S. Qualified Plan and the U.S. Non-Qualified Plans account for approximately 71% and 14% of our pension obligation, respectively, at December 31, 2015.

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

•	Rates of compensation increase and cash balance accumulation/conversion rates, which are based on an evaluation of internal plans and external market indicators;

•	Mortality rates, which are used to estimate life expectancy of plan participants, determining the period over which retirement plan benefits are expected to be paid; and

•
Health care cost trends, which are based on historical cost data, the near-term outlook and an assessment of likely long-term trends. This assumption is no longer applicable to our benefit plans after we eliminated our group-based retiree medical and prescription plans effective December 31, 2014.

We believe that the assumptions used are appropriate, though changes in these assumptions would affect our pension and other postretirement benefit costs. The factor with the most immediate impact on our consolidated financial statements is a change in the expected long-term rate of return on pension plan assets for the U.S. Qualified Plan. This assumption was 7.75% in each of the years 2015, 2014 and 2013. For 2016, we will use a long-term rate of return of 7.25%. The 7.25% assumption represents our best estimate of the expected long-term future investment performance of the U.S. Qualified Plan, after considering expectations for future capital market returns and the plan’s asset allocation. As of December 31, 2015, the U.S. Qualified Plan was 51% invested in publicly traded equity securities, 46% invested in debt securities and 3% invested in real estate investments. One-quarter-percentage-point increase or decrease in the long-term rate of return increases or reduces our annual operating income by approximately $3 million by increasing or reducing our net periodic pension income.
Based on the factors discussed above, the discount rate is adjusted at each remeasurement date while other assumptions are reviewed annually. Changes in the discount rate, rate of compensation increase and cash balance accumulation/conversion rates do not have a significant effect on our annual operating income primarily as a result of freezing the pension benefits related to our U.S. Qualified Plan as discussed above. However, changes in the discount rate could have a significant impact on our financial position. The discount rate used to determine the pension cost for our U.S. pension plans was 3.60%, 4.44% and 3.54% for 2015, 2014 and 2013, respectively. For 2016, we increased the discount rate to 3.89% from 3.60% for all of our U.S. pension plans.
Differences between the assumptions stated above and actual experience could affect our pension and other postretirement benefit costs. When actual plan experience differs from the assumptions used, actuarial gains or losses arise. These gains and losses are aggregated and amortized generally over the average future service periods or life expectancy of plan participants to the extent that such gains or losses exceed a “corridor.” The purpose of the corridor is to reduce the volatility caused by the difference between actual experience and the pension-related assumptions noted above, on a plan-by-

plan basis. For all of our pension plans, total actuarial losses that have not been recognized in our pension costs as of December 31, 2015 and 2014 were $1,120.7 million and $1,141.3 million, respectively, of which $885.2 million and $893.6 million, respectively, were attributable to the U.S. Qualified Plan, $124.0 million and $135.5 million, respectively, were attributable to the U.S. Non-Qualified Plans, and the remainder was attributable to the non-U.S. pension plans. See discussion in Note 10 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K. In our 2016 net periodic pension cost, we expect to recognize a portion of such losses amounting to $28.6 million, $7.1 million and $3.3 million for the U.S. Qualified Plan, U.S. Non-Qualified Plans and non-U.S. plans, respectively, compared to $31.1 million, $7.9 million and $3.5 million, respectively, in 2015. The lower amortization of actuarial loss included in our 2016 pension cost for the U.S. Qualified and Non-Qualified Plans, is due to a lower unrecognized actuarial loss subject to amortization in 2016. The lower unrecognized actuarial loss results from a higher discount rate at December 31, 2015, and the adoption of the updated projected mortality improvement assumption at December 31, 2015 (discussed below).
The mortality assumption is one of the key components in determining projected pension obligations as well as the pension and postretirement benefit costs. At December 31, 2014, we adopted a new mortality assumption for our U.S. pension plans and the U.S. postretirement benefit plan. The new mortality assumption was issued by the Society of Actuaries in October 2014. This fully generational RP-2014 aggregate mortality table and MP-2014 projection scale replaced the RP-2000 table that had been in use since 2000. The new table projects longer life expectancies and reflects a more rapid improvement in expected mortality in future years. As a result of this change, the projected benefit obligations for our U.S. Qualified Plan and U.S. Non-Qualified Plan increased by approximately $105.5 million and $10.8 million, respectively, at December 31, 2014. At December 31, 2015, we adopted a recently released updated mortality improvement projection scale MP-2015, resulting in a reduction of the projected benefit obligations of approximately $21 million. This new mortality improvement projection scale, used in conjunction with the RP-2014 mortality assumption, modifies the projected mortality improvement rates beginning at December 31, 2015.
Differences between the expected long-term rate of return assumption and actual experience could affect our net periodic pension cost. For our pension plans, we recorded net periodic pension cost of $18.1 million, $18.7 million and $24.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. A major component of the net periodic pension cost is the expected return on plan assets, which was $102.6 million, $100.2 million and $94.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. The expected return on plan assets was determined by multiplying the expected long-term rate of return assumption by the market-related value of plan assets. The market-related value of plan assets recognizes asset gains and losses over five years to reduce the effects of short-term market fluctuations on net periodic cost. For our pension plans we recorded: (i) for the year ended December 31, 2015, a total investment gain of $13.5 million which was comprised of a loss of $2.7 million in our U.S. Qualified Plan and a gain of $16.2 million in our non-U.S. plans, (ii) for the year ended December 31, 2014, a total investment gain of $139.2 million which was comprised of a gain of $94.3 million in our U.S. Qualified Plan and a gain of $44.9 million in our non-U.S. plans, and (iii) for the year ended December 31, 2013, a total investment gain of $178.1 million which was comprised of a gain of $156.3 million in our U.S. Qualified Plan and a gain of $21.8 million in our non-U.S. plans. At January 1, 2016, the market-related value of plan assets of our U.S. Qualified Plan and the non-U.S. plans was $1,189.6 million and $261.8 million, respectively, compared with the fair value of the plan assets of $1,156.2 million and $282.7 million, respectively.
Changes in the funded status of our pension plans could result in fluctuations in our shareholders’ equity (deficit). We are required to recognize the funded status of our benefit plans as a liability or an asset, on a plan-by-plan basis with an offsetting adjustment to Accumulated Other Comprehensive Income (“AOCI”), in our shareholders’ equity (deficit), net of tax. Accordingly, the amounts recognized in equity represent unrecognized gains/losses and prior service costs. These unrecognized gains/losses and prior service costs are amortized out of equity (deficit) based on an actuarial calculation each period. Gains/losses and prior service costs that arise during the year are recognized as a component of Other Comprehensive Income (“OCI”) which is then reflected in AOCI. As a result, we recorded a net income of $14.9 million and a net loss of $136.5 million in OCI, net of applicable tax, in the years ended December 31, 2015 and 2014, respectively. The income in 2015 was primarily due to an improved funded status, driven by a higher discount rate and the adoption of the updated projected mortality improvement assumptions (discussed above) at December 31, 2015 for our U.S. pension plans. Net funded status for our global pension plans was a deficit of $550.2 million at December 31, 2015 compared to a deficit of $576.5 million at December 31, 2014. The funded status for our U.S. Qualified Plan was a deficit of $248.3 million at December 31, 2015 compared to a deficit of $262.1 million at December 31, 2014.
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
We assess recoverability of goodwill at the reporting unit level. A reporting unit is an operating segment or a component of an operating segment which is a business and for which discrete financial information is available and reviewed by a segment manager. At December 31, 2015, our reporting units are North America, United Kingdom, Benelux (the Netherlands and Belgium), Europe Partnerships, Latin America, Greater China, Asia Partnerships and India.
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
We determine the fair value of our reporting units based on the market approach and also in certain instances use the income approach to further validate our results. Under the market approach, we estimate the fair value based on market multiples of current year Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) for each individual reporting unit. We use judgment in identifying the relevant comparable company market multiples (i.e., recent divestitures/acquisitions, facts and circumstances surrounding the market, dominance, growth rate, etc.). As of our most recent impairment analysis at December 31, 2015, the current year EBITDA multiples used to determine the individual reporting unit’s fair value range from 8 to 11. For the income approach, we use the discounted cash flow method (“DCF”) to estimate the fair value of a reporting unit. The projected cash flows are based on management’s most recent view of the long-term outlook for each reporting unit. Factors specific to each reporting unit could include revenue growth, profit margins, terminal value, capital expenditures projections, assumed tax rates, discount rates and other assumptions deemed reasonable by management. For our 2015 year-end impairment analysis, we applied the DCF approach to determine fair value for certain reporting units. The discount rates used to determine the individual reporting unit’s fair value ranged from 11% to 18%.
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
As a reasonableness check, we reconcile the estimated fair values derived in the valuations for the total Company based on the individual reporting units to our total enterprise value (calculated by multiplying the closing price of our common stock on December 31, 2015 by the number of shares outstanding at that time, adjusted for the value of the Company’s debt).
At December 31, 2015, the estimated fair values of our reporting units exceeded the respective carrying values by amounts ranging from 40% to well over 100%. Our India reporting unit was at the low end of the range and our largest reporting unit, North America, was at the high end of the range at December 31, 2015.
The allocated goodwill by reportable segment is as follows:

(in millions)	Number of Reporting Units	As of December 31, 2015	As of December 31, 2014
Americas	2	$562.6	$275.1
Non-Americas	6	141.4	153.0
		$704.0	$428.1
For indefinite-lived intangibles, other than goodwill, an impairment loss is recognized if the carrying value exceeds the fair value. The estimated fair value is determined by utilizing the expected present value of the future cash flows of the assets.
For intangible assets with indefinite lives, we perform an impairment test annually in the fourth quarter of each year, or, under certain circumstances which indicate there may be an impairment. We perform both qualitative and quantitative impairment tests to compare the fair value of the indefinite-lived intangible asset with its carrying value. For the recently acquired indefinite-lived intangible assets from acquisitions, we perform a qualitative impairment test based on macroeconomic and market conditions, industry considerations, overall performance and other relevant factors. For other indefinite-lived intangible assets, we may also perform a quantitative impairment test primarily using an income approach based on projected cash flows.
No impairment charges related to goodwill and indefinite-lived intangibles have been recognized for the fiscal years ended December 31, 2015, 2014 and 2013.
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
We currently have recorded valuation allowances in certain jurisdictions that we will maintain until it is more likely than not the deferred tax assets will be realized. Our income tax expense recorded in the future may be reduced to the extent of decreases in our valuation allowances. The realization of our remaining deferred tax assets is primarily dependent on future taxable income in the appropriate jurisdiction. Any reduction in future taxable income may require that we record an additional valuation allowance against our deferred tax assets. An increase in the valuation allowance could result in additional income tax expense in such period and could have a significant impact on our future earnings.
Changes in tax laws and rates could also affect recorded deferred tax assets and liabilities in the future. Management records the effect of a tax rate or law change on our deferred tax assets and liabilities in the period of enactment. Future tax rate or law changes could have a material adverse effect on our financial condition, results of operations or cash flows.

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
Consolidated Revenue
The following table presents our core and total revenue by segment:

	For the Years Ended December 31,
	2015	2014	2013
	(Amounts in millions)
Revenue:
Americas	$1,329.1	$1,260.3	$1,245.4
Non-Americas	308.0	324.1	311.4
Core Revenue	1,637.1	1,584.4	1,556.8
Divested and Other Businesses	—	0.1	1.6
Total Revenue	$1,637.1	$1,584.5	$1,558.4
The following table presents our core and total revenue by customer solution set:

	For the Years Ended December 31,
	2015	2014	2013
	(Amounts in millions)
Revenue:
Risk Management Solutions	$978.3	$962.0	$954.0
Sales & Marketing Solutions	658.8	622.4	602.8
Core Revenue	1,637.1	1,584.4	1,556.8
Divested and Other Businesses	—	0.1	1.6
Total Revenue	$1,637.1	$1,584.5	$1,558.4
Year Ended December 31, 2015 vs. Year Ended December 31, 2014
Total revenue increased $52.6 million, or 3% (5% increase before the effect of foreign exchange), for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The increase in total revenue was driven by an increase in Americas total revenue of $68.8 million, or 5% (6% increase before the effect of foreign exchange), partially offset by a decrease in Non-Americas total revenue of $16.2 million, or 5% (3% increase before the effect of foreign exchange).
Non-Americas total revenue was impacted by the ceasing of operations of our Ireland Small Corporate Registry Business, during the year ended December 31, 2014, which we reclassified as “Divested and Other Businesses.”
Core revenue, which reflects total revenue less revenue from Divested and Other Businesses, increased $52.7 million, or 3% (5% increase before the effect of foreign exchange), for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The increase in core revenue is primarily attributed to:

•
Increased revenue associated with our acquisitions of Dun & Bradstreet Credibility Corp. (“DBCC”), which was completed during the second quarter of 2015, and NetProspex, which was completed during the first quarter of 2015. Core revenue includes revenue from DBCC and NetProspex since their respective acquisition dates of $71.2 million and $17.6 million, respectively, for the year ended December 31, 2015, net of the impact of the deferred revenue fair value adjustment of $18.2 million and $1.7 million, respectively;

•	Growth in our DaaS offerings (e.g., DaaS CRM alliances and D&B Direct); and

•	An increase in purchases by our Worldwide Network primarily for fulfillment services and product usage;

partially offset by:

•	The negative impact of foreign exchange;

•	More of our revenue is being deferred out as we shift more of our sales to newer, embedded products where revenue is recognized over time; and

•	Decreased revenue of our subscription plans (e.g., Hoover's and DNBi) primarily due to a decline in sales in prior quarters.
Customer Solution Sets
On a customer solution set basis, core revenue reflects:

•
A $16.3 million, or 2% increase (5% increase before the effect of foreign exchange), in Risk Management Solutions. The increase was driven by an increase in revenue in Americas of $32.0 million, or 5% (both before and after the effect of foreign exchange), partially offset by a decrease in revenue in Non-Americas of $15.7 million, or 6%, (2% increase before the effect of foreign exchange); and

•
A $36.4 million, or 6% increase (7% increase before the effect of foreign exchange), in Sales & Marketing Solutions. The increase was driven by an increase in revenue in Americas of $36.8 million, or 7% (both before and after the effect of foreign exchange), partially offset by a decrease in revenue in Non-Americas of $0.4 million, or 1% (7% increase before the effect of foreign exchange).

Year Ended December 31, 2014 vs. Year Ended December 31, 2013
Total revenue increased $26.1 million, or 2% (1% increase before the effect of foreign exchange), for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The increase in total revenue was primarily driven by an increase in Americas total revenue of $14.9 million, or 1% (2% increase before the effect of foreign exchange), and an increase in Non-Americas total revenue of $11.2 million, or 4% (1% increase before the effect of foreign exchange).
Non-Americas total revenue was impacted by the ceasing of operations of our Ireland Small Corporate Registry Business, during the year ended December 31, 2014 and our India Event Planning and Rural Marketing Businesses, during the year ended December 31, 2013, all of which we reclassified as “Divested and Other Businesses.”
Core revenue, which reflects total revenue less revenue from Divested and Other Businesses, increased $27.6 million, or 2% (both before and after the effect of foreign exchange), for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The increase in core revenue is primarily attributed to:

•	Growth in our alliance product with Salesforce.com, our D&B Optimizer product and our Integration Manager product; and

•	Increased transactional usage of various risk products, across most markets, by new and existing customers (e.g., D&B Direct and Compliance solutions);
partially offset by:

•	Decreased revenue of our subscription plans primarily due to a decline in sales in prior quarters.

Customer Solution Sets
On a customer solution set basis, core revenue reflects:

•
A $8.0 million, or 1% increase (less than 1% increase before the effect of foreign exchange), in Risk Management Solutions. The increase was driven by an increase in revenue in Non-Americas of $10.6 million, or 4% (2% increase before the effect of foreign exchange), partially offset by a decrease in revenue in Americas of $2.6 million, or less than 1% (flat before the effect of foreign exchange); and

•
A $19.6 million, or 3% increase (both before and after the effect of foreign exchange), in Sales & Marketing Solutions. The increase was driven by an increase in revenue in Americas of $17.5 million, or 3% (both before and after the effect of foreign exchange) and an increase in revenue in Non-Americas of $2.1 million, or 3% (less than 1% increase before the effect of foreign exchange).

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
For the years ended December 31, 2015, 2014 and 2013, we incurred $1.6 million, $3.7 million and $7.4 million, respectively, of legal and other professional fees related to matters in China.
As our investigation and our discussions with both the SEC and DOJ are ongoing, we cannot yet predict the ultimate outcome of the matter or its impact on our business, financial condition or results of operations. Based on our discussions with the SEC and DOJ, including an indication from the SEC in February and March 2015 of its initial estimate of the amount of net benefit potentially earned by the Company as a result of the challenged activities, we continue to believe that it is probable that the Company will incur a loss related to the government’s investigation. The DOJ also advised the Company in February 2015 that they will be proposing terms of a potential settlement, but we are unable to predict the timing or terms of any such proposal. We had follow-up meetings with the SEC and DOJ in December 2015 and January 2016, respectively, but the parties are still discussing the evidence. Accordingly, we are unable at this time to reasonably estimate the amount or range of any loss, although it is possible that the amount of such loss could be material. In accordance with ASC 450, “Contingencies,” or “ASC 450,” no amount in respect of any potential liability in this matter, including for penalties, fines or other sanctions, has been accrued in the consolidated financial statements.
Consolidated Operating Costs
The following table presents our consolidated operating costs and operating income:

	For the Years Ended December 31,
	2015	2014	2013
	(Amounts in millions)
Operating Expenses	$544.7	$530.1	$524.4
Selling and Administrative Expenses	664.4	575.6	533.6
Depreciation and Amortization	58.7	52.5	60.4
Restructuring Charge	32.3	14.9	13.9
Operating Costs	$1,300.1	$1,173.1	$1,132.3
Operating Income	$337.0	$411.4	$426.1

Operating Expenses
Year Ended December 31, 2015 vs. Year Ended December 31, 2014
Operating expenses increased $14.6 million, or 3%, for the year ended December 31, 2015, compared to the year ended December 31, 2014. The increase was primarily due to the following:

•	Increased costs associated with our acquisition of DBCC during the second quarter of 2015 and NetProspex during the first quarter of 2015;

•	Increased costs in technology for product development and data as a result of our strategic investments; and

•	Increased compensation costs;
partially offset by:

•	The positive impact of foreign exchange.
Year Ended December 31, 2014 vs. Year Ended December 31, 2013
Operating expenses increased $5.7 million, or 1%, for the year ended December 31, 2014, compared to the year ended December 31, 2013. The increase was primarily due to the following:

•	Increased costs in data and technology as a result of our strategic investments; and

•	The impairment of the Parsippany, New Jersey building in our Americas segment;
partially offset by:

•
Non-recurring costs that occurred in the prior year period associated with our technology and software assets that were primarily related to our data management infrastructure (data supply chain) in our Americas segment, which was impaired and written off in the fourth quarter of 2013.

Selling and Administrative Expenses
Year Ended December 31, 2015 vs. Year Ended December 31, 2014
Selling and administrative expenses increased $88.8 million, or 15%, for the year ended December 31, 2015, compared to the year ended December 31, 2014. The increase was primarily due to the following:

•	Increased costs associated with our acquisition of DBCC during the second quarter of 2015 and NetProspex during the first quarter of 2015;

•	Increased compensation costs primarily related to our investments in Alliances and the sales organization; and

•	Increased costs associated with our brand modernization effort;
partially offset by:

•	The positive impact of foreign exchange.
Year Ended December 31, 2014 vs. Year Ended December 31, 2013
Selling and administrative expenses increased $42.0 million, or 8%, for the year ended December 31, 2014, compared to the year ended December 31, 2013. The increase was primarily due to investments in our strategy which included increased compensation costs and consulting costs.
Matters Impacting Both Operating Expenses and Selling and Administrative Expenses
Pension, Postretirement and 401(k) Plan
For our pension plans globally, we had a net periodic pension cost of $18.1 million, $18.7 million and $24.9 million for the years ended December 31, 2015, 2014 and 2013, respectively. The fluctuation in the pension cost was due to the following:

•
Expected return on plan assets is a major component of the net periodic pension cost. Expected return on plan assets included in annual pension expense for all global plans was $102.6 million, $100.2 million and $94.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. The expected return on plan assets was determined by multiplying the expected long-term rate of return assumption by the market-related value of plan assets. The market-related value of plan assets recognizes asset gains and losses over five years to reduce the effects of short-term market fluctuations on net periodic cost. The increase of the expected return on plan assets for each year ended December 31, 2015 and 2014 as compared to the respective prior year period was due to the higher market-related value of plan assets at January 1, 2015 and 2014, primarily as result of asset performance and a Company contribution of $10 million and $20 million to our U.S. Qualified Plan in December 2014 and 2013, respectively.

•
The actuarial loss amortization included in annual pension expense was also a major factor in driving the pension costs to fluctuate from year to year. Actuarial loss amortization was largely impacted by the discount rate, amortization period and plan experience (for example, the lower the discount rate, the higher the loss amortization). Actuarial loss amortization included in annual pension expense for all global plans was $42.5 million, $36.1 million and $43.7 million for the years ended December 31, 2015, 2014 and 2013, respectively, of which $39.0 million, $32.7 million and $39.9 million were attributable to our U.S. plans for the years ended December 31, 2015, 2014 and 2013, respectively. Higher actuarial loss amortization in the U.S. plans for the year ended December 31, 2015 was as a result of the adoption of new mortality tables assuming longer life expectancy of plan participants and a lower discount rate at January 1, 2015. Lower actuarial loss amortization in the U.S. plans for the year ended December 31, 2014 compared to the year ended December 31, 2013, was primarily due to the higher discount rate applied to our plans at January 1, 2014. The discount rate used to measure the pension costs for our U.S. plans for the years ended December 31, 2015, 2014 and 2013 was 3.60%, 4.44% and 3.54% , respectively.

•
The increase or decrease in actuarial loss amortization was substantially offset by the decrease or increase in interest cost, a component of net periodic pension costs. Interest cost included in the net periodic pension costs was $73.9 million, $78.9 million and $70.2 million, respectively, for the years ended December 31, 2015, 2014 and 2013, of which $62.7 million, $66.5 million and $58.5 million were attributable to our U.S. plans for the years ended December 31, 2015, 2014 and 2013, respectively. The change in interest cost for our U.S. plans was driven by a change in discount rates (for example, the higher the discount rate, the higher the interest cost).

We expect that the net pension cost in 2016 will be approximately $19 million for all of our global pension plans, of which approximately $17 million and $2 million will be attributable to the U.S. plans and non-U.S. plans, respectively. This compares to a net pension cost of $18.1 million in 2015, of which $13.6 million and $4.5 million were attributable to the U.S. plans and non-U.S. plans, respectively. For our U.S. plans, the pension cost in 2016 is primarily impacted by a lower expected return on plan assets driven by a lower long-term rate of return assumption at January 1, 2016. For 2016, we will use a long-term rate of return of 7.25%, compared to 7.75% for 2015. This decrease in income is partially offset by a lower amortization of actuarial losses driven by a higher discount rate at January 1, 2016 and the adoption of the updated projected mortality improvement assumption at December 31, 2015. The discount rate applied to our U.S. plans at January 1, 2016 is 3.89%, a 29 basis points increase from the 3.60% discount rate used for 2015.
We had postretirement benefit income of $1.6 million, $2.0 million and $9.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. The decrease in the postretirement benefit income was primarily due to the lower amortization of prior service credits. Amortization of prior service credits included in the annual postretirement benefit income was $1.6 million, $2.4 million and $9.2 million for the years ended December 31, 2015, 2014 and 2013, respectively. The amortization of prior service credits decreased in each of 2015 and 2014 compared to the respective prior year period primarily due to prior service credits being fully amortized at various points of time (discussed below). These prior service credits were established as a result of plan amendments.

•
In July 2014, we amended our post-65 retiree health plan to eliminate our group-based retiree medical and prescription plans effective December 31, 2014. Effective January 1, 2015, we began providing eligible retirees and dependents age 65 or older access to coverage in the individual Medicare market. Dun & Bradstreet also provides an annual contribution towards retirees’ premiums and other out-of-pocket costs. As a result of this change, we reduced our accumulated postretirement obligation by $4.9 million in the third quarter of 2014, which will be amortized over approximately three years.

•
The credit which was fully amortized in the fourth quarter of 2014 was established in July 1, 2010 in connection with the Health Care and Education Reconciliation Act of 2010. In connection with the adoption of this health care law, we converted the then-current prescription drug program for retirees over 65 to a group-based company sponsored Medicare Part D program, or EGWP. Beginning in 2013, we used the Part D subsidies delivered through the EGWP each year to reduce net company retiree medical costs until net company costs were completely eliminated. As a result, we reduced our accumulated postretirement obligation by $21 million in the third quarter of 2010, which was amortized over approximately four years.

•
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

We expect postretirement benefit income will be approximately $2 million in 2016. The increase in postretirement benefit income in 2016 is primarily due to higher amortization of actuarial gains resulting from better actual plan experience in 2015 as well as a change in assumptions at December 31, 2015.
Plan changes were accounted for as plan amendments under ASC 715-60-35, “Compensation-Retirement Benefits.”
We had expense associated with our 401(k) Plan of $10.5 million, $8.5 million and $8.5 million for the years ended December 31, 2015, 2014 and 2013, respectively. Higher expense in 2015 was primarily due to higher company matching contributions associated with higher compensation.
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
Stock-Based Compensation
For the years ended December 31, 2015, 2014 and 2013, we recognized total stock-based compensation expense (e.g., restricted stock, stock options, etc.) of $14.7 million, $11.2 million and $8.5 million, respectively.
For the years ended December 31, 2015, 2014 and 2013, we recognized expense associated with our restricted stock unit programs of $13.3 million, $9.5 million and $6.1 million, respectively. The increase for the year ended December 31, 2015 as compared to the year ended December 31, 2014 was primarily due to changes in our executive compensation program beginning in 2013 where more emphasis was placed on grants of longer-term performance based restricted stock units, as well as higher grant date fair values related to the 2015 performance-based restricted stock unit awards, partially offset by the impact of higher forfeitures. The increase for the year ended December 31, 2014 as compared to the year ended December 31, 2013 was primarily due to changes in our executive compensation program beginning in 2013 where more emphasis was placed on grants of longer-term performance based restricted stock units, partially offset by the impact of higher forfeitures.
For the years ended December 31, 2015, 2014 and 2013, we recognized expense associated with our stock option programs of $0.5 million, $0.9 million, and $1.7 million, respectively. The decrease in expense in 2015 and 2014 as compared to the respective prior period was primarily due to changes in our executive compensation program beginning in 2013 where the annual grants of stock options were replaced by grants of longer-term performance based restricted stock units.
For the years ended December 31, 2015, 2014 and 2013, we recognized expense associated with our Employee Stock Purchase Plan (“ESPP”) of $0.9 million, $0.8 million and $0.7 million, respectively.
We consider these costs to be part of our compensation costs and, therefore, they are included in operating expenses and in selling and administrative expenses, based upon the classifications of the underlying compensation costs.
Depreciation and Amortization
Depreciation and amortization increased $6.2 million, or 12%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This increase was primarily due to our acquisitions of DBCC during the second quarter of 2015 and NetProspex during the first quarter of 2015, partially offset by the completion of the depreciable lives of certain assets.
Depreciation and amortization decreased $7.9 million, or 13%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. This decrease was primarily driven by costs that occurred in the prior year period associated with our technology and software assets that were related to our data management infrastructure (data supply chain) in our

Americas segment and our Portal asset in our Non-Americas segment, both of which were impaired and written off in the fourth quarter of 2013.
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
During the year ended December 31, 2015, we recorded a $32.3 million restructuring charge. The significant components of these charges included:

•
Severance and termination costs of $30.9 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 380 employees were impacted. Of these 380 employees, 375 employees exited the Company in 2015 and 5 employees will exit the Company in 2016. The cash payments for these employees will be substantially completed by the third quarter of 2016; and

•	Contract termination, lease termination obligations and other exit costs including those to consolidate or close facilities of $1.4 million.
During the year ended December 31, 2014, we recorded a $14.9 million restructuring charge. The significant components of these charges included:

•
Severance and termination costs of $13.0 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 155 employees were impacted. Of these 155 employees, 145 employees exited the Company in 2014 and 10 employees exited the Company in 2015. The cash payments for these employees were substantially completed by the second quarter of 2015; and

•	Contract termination, lease termination obligations and other exit costs including those to consolidate or close facilities and impairments of $1.9 million.
During the year ended December 31, 2013, we recorded a $13.9 million restructuring charge. The significant components of these charges included:

•
Severance and termination costs of $8.2 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 160 employees were impacted. Of these 160 employees, 140 employees exited the Company in 2013 and 20 employees exited the Company in 2014. The cash payments for these employees were substantially completed by the second quarter of 2014; and

•	Contract termination, lease termination obligations and other exit costs including those to consolidate or close facilities of $5.7 million.

Interest Income (Expense) – Net
The following table presents our “Interest Income (Expense) – Net:”

	For the Years Ended December 31,
	2015	2014	2013
	(Amounts in millions)
Interest Income	$1.6	$1.6	$1.2
Interest Expense	(51.0)	(43.3)	(40.7)
Interest Income (Expense) - Net	$(49.4)	$(41.7)	$(39.5)
Interest income remained flat for the year ended December 31, 2015 as compared to the year ended December 31, 2014. Interest income increased $0.4 million, or 38%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The increase in interest income was primarily attributable to higher average amounts of invested cash.
Interest expense increased $7.7 million, or 18%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The increase in interest expense was primarily attributable to higher amounts of average outstanding debt. Interest expense increased $2.6 million, or 7%, for the year ended December 31, 2014 as compared to the year ended December 31, 2013. The increase in interest expense was primarily attributable to higher average amounts of outstanding debt.

Other Income (Expense) – Net
The following table presents our “Other Income (Expense) – Net:”

	For the Years Ended December 31,
	2015	2014	2013
	(Amounts in millions)
Effect of Legacy Tax Matters (a)	$(6.9)	$(28.6)	$0.8
Miscellaneous Other Income (Expense) - Net	(0.7)	(0.9)	(1.1)
Other Income (Expense) - Net	$(7.6)	$(29.5)	$(0.3)

(a)
During the year ended December 31, 2015, we recognized the reduction of a contractual receipt under a tax allocation agreement between Moody’s Corporation and Dun & Bradstreet as a result of the expiration of a statute of limitations for the 2011 tax year. During the year ended December 31, 2014, we recognized the reduction of a contractual receipt under a tax allocation agreement between Moody’s Corporation and Dun & Bradstreet as a result of the effective settlement of audits for the 2007 - 2009 tax years and the expiration of a statute of limitations for the 2010 tax year.

Provision for Income Taxes

Effective Tax Rate for the Year Ended December 31, 2013	35.1%
Impact of Legacy Tax Matters (1)	(15.3)
Impact of Release of Uncertain Tax Positions	(7.3)
Impact of Income Earned in Jurisdictions with Low Tax Rates	(2.2)
Impact of Nondeductible Charges	3.3
Impact of Tax Credits and Deductions	0.1
Impact of Change in State Tax	1.6
Other	0.7
Effective Tax Rate for the Year Ended December 31, 2014	16.0%
Impact of Legacy Tax Matters (2)	10.7
Impact of Release of Uncertain Tax Positions	3.9
Impact of Income Earned in Jurisdictions with Low Tax Rates	(6.2)
Impact of Nondeductible Charges	0.7
Impact of Tax Credits and Deductions	4.9
Impact of Earnings Repatriation (3)	(1.1)
Impact of Change in State Tax	(1.1)
Other	(1.3)
Effective Tax Rate for the Year Ended December 31, 2015	26.5%
(1) The impact was due to the release of uncertain positions in 2014 as a result of the effective settlement of audits for the 2007 - 2009 tax years and the expiration of the statute of limitations for the 2010 tax year.
(2) The impact was due to the release of uncertain positions in 2015 as a result of the expiration of the statute of limitations for the 2011 tax year. The impact is unfavorable as a result of a lower release of uncertain tax positions in 2015 as compared to 2014.
(3) The impact was due to the recognition of a U.S. tax benefit on the repatriation of the current year and prior year earnings, in the amount of $132.5 million, from the Company’s subsidiaries in Canada and Japan. Of the $132.5 million, $123.0 million was distributed in the fourth quarter of 2015 and $9.5 million will be distributed during 2016. The tax benefit is due to the recognition of foreign tax credits in excess of the U.S. taxes due on the repatriation.
Discontinued Operations
In June 2015, we divested our business in ANZ for $169.8 million, which was part of our Non-Americas segment. Accordingly, we have reclassified the historical financial results of our business in ANZ as discontinued operations for all periods presented as set forth in this Annual Report and recorded a total loss on the disposal of the business of $37.5 million (both pre-tax and after tax) during the year ended December 31, 2015, in the consolidated statement of operations and comprehensive income (loss). As of December 31, 2015, we received proceeds of $159.7 million, inclusive of a working capital adjustment of $0.7 million, in our Non-Americas segment. See Note 17 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further detail.

Earnings per Share
We assess if any of our share-based payment transactions are deemed participating securities prior to vesting and therefore need to be included in the earnings allocation when computing EPS under the two-class method. The two-class method requires earnings to be allocated between common shareholders and holders of participating securities. All outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be a separate class of common stock and should be included in the calculation of basic and diluted EPS. Based on a review of our stock-based awards, we have determined that for the years ended December 31, 2015, 2014 and 2013, none of our stock-based awards are deemed to be participating securities.
We are required to include in our computation of diluted Earnings Per Share (“EPS”) any contingently issuable shares that would have satisfied all the necessary conditions by the end of the reporting period as if it were the end of the performance period. Contingently issuable shares are shares that have an issuance contingent upon the satisfaction of certain conditions other than just services. Beginning in 2013, we granted certain employees target awards of performance-based restricted stock units, in the form of leveraged restricted stock units or performance units. As the actual number of Dun & Bradstreet common shares ultimately received by the employee can range from zero to 200% of the target award depending on the Company’s actual performance against pre-establisheded market conditions or performance conditions, these awards are considered contingently issuable shares.
The following table sets forth our EPS:

	For the Years Ended December 31,
	2015	2014	2013
Basic Earnings (Loss) Per Share of Common Stock:
Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$5.66	$7.79	$6.36
Income (Loss) from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	(0.98)	0.27	0.25
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders	$4.68	$8.06	$6.61
Diluted Earnings (Loss) Per Share of Common Stock:
Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$5.61	$7.71	$6.29
Income (Loss) from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	(0.97)	0.28	0.25
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders	$4.64	$7.99	$6.54
For the year ended December 31, 2015, both basic EPS attributable to Dun & Bradstreet common shareholders and diluted EPS attributable to Dun & Bradstreet common shareholders decreased 42% compared with the year ended December 31, 2014. The decrease was primarily due to a decrease of 43% in Net Income Attributable to Dun & Bradstreet common shareholders which was primarily due to: (i) lower net income from continuing operations mainly related to the effective settlement of audits for the 2007 - 2009 tax years resulting in higher income in 2014; and (ii) the loss on the disposal of the business in ANZ in 2015, partially offset by a 1% reduction in the weighted average number of basic and diluted shares outstanding resulting from our total share repurchases in the prior year.
For the year ended December 31, 2014, both basic EPS attributable to Dun & Bradstreet common shareholders and diluted EPS attributable to Dun & Bradstreet common shareholders increased 22%, compared with the year ended December 31, 2013. The increase was primarily due to an increase of 14% in Net Income Attributable to Dun & Bradstreet common shareholders and a 7% reduction in the weighted average number of basic and diluted shares outstanding resulting from our total share repurchases.
Segment Results
On January 1, 2015, we began managing and reporting our business through two segments:

•	Americas (which consists of our operations in the U.S., Canada and Latin America); and

•	Non-Americas (which consists of our operations in the U.K. the Netherlands, Belgium, Australia (which we divested in June 2015), Greater China, India and our Worldwide Network).
Prior to January 1, 2015, we managed and reported our business through the following three segments:

•	North America (which consisted of our operations in the U.S. and Canada);

•	Asia Pacific (which primarily consisted of our operations in Australia (which we divested in June 2015), Greater China, India and Asia Pacific Worldwide Network); and

•	Europe and other International Markets (which primarily consisted of our operations in the U.K., the Netherlands, Belgium, Latin America and our European Worldwide Network).
Americas
Americas is our largest segment representing 81%, 80%, and 80% of our total and core revenue for the years ended December 31, 2015, 2014 and 2013, respectively.

The following table presents our Americas revenue by customer solution set and Americas operating income:

	For the Years Ended December 31,
	2015	2014	2013
	(Amounts in millions)
Revenue:
Risk Management Solutions	$733.4	$701.4	$704.0
Sales & Marketing Solutions	595.7	558.9	541.4
Americas Total and Core Revenue	$1,329.1	$1,260.3	$1,245.4
Operating Income	$369.3	$404.8	$413.1
Year Ended December 31, 2015 vs. Year Ended December 31, 2014
Americas Overview
Americas total and core revenue increased $68.8 million, or 5% (6% increase before the effect of foreign exchange), for the year ended December 31, 2015 as compared to the year ended December 31, 2014.
Americas Customer Solution Sets
On a customer solution set basis, the $68.8 million increase in total and core revenue for the year ended December 31, 2015, as compared to the year ended December 31, 2014, reflects:
Risk Management Solutions
An increase in Risk Management Solutions of $32.0 million, or 5% (both before and after the effect of foreign exchange), attributable to:
Trade Credit, which accounted for 72% of total Americas Risk Management Solutions, decreased 3% (2% decrease before the effect of foreign exchange) primarily attributable to:

•
Declining sales performance in prior quarters of DNBi. Due to the ratable nature of DNBi revenue, DNBi revenue was down 2% (1% decrease before the effect of foreign exchange) during the year ended December 31, 2015 compared to a 4% decline (both before and after the effect of foreign exchange) during the year ended December 31, 2014. While DNBi retention continued to be in the low 90% range, and the increase in pricing continued to be in the low single digits, we are not generating enough new customers to offset normal attrition;

•	The negative impact of foreign exchange; and

•	Decreased revenue due to certain customers shifting from subscription-based plans to usage-based plans;
partially offset by:

•
Increased revenue associated with our acquisition of DBCC, which was completed during the second quarter of 2015, net of the impact of the deferred revenue fair value adjustment of $1.9 million for the year ended December 31, 2015.

Other Enterprise Risk Management, which accounted for 28% of total Americas Risk Management Solutions, increased 31% (both before and after the effect of foreign exchange), primarily due to:

•
Increased revenue associated with our acquisition of DBCC, which was completed during the second quarter of 2015, net of the impact of the deferred revenue fair value adjustment of $12.9 million for the year ended December 31, 2015; and

•	Growth and higher usage of our D&B Direct product;

partially offset by:

•	Decreased customer spend for certain supply chain products.

Sales & Marketing Solutions
An increase in Sales & Marketing Solutions of $36.8 million, or 7% (both before and after the effect of foreign exchange) primarily due to:
Traditional Prospecting Solutions, which accounted for 25% of total Americas Sales & Marketing Solutions, increased 2% (3% increase before the effect of foreign exchange). The increase was primarily due to:

•
Increased revenue associated with our acquisition of DBCC, which was completed during the second quarter of 2015, net of the impact of the deferred revenue fair value adjustment of $3.4 million for the year ended December 31, 2015;

partially offset by:

•	Decreased revenue in Hoover’s, primarily due to declining sales performance in prior quarters, driven by reduced customer spend and competitive pressures.
Advanced Marketing Solutions, which accounted for 75% of total Americas Sales & Marketing Solutions, increased 8% (both before and after the effect of foreign exchange). The increase was primarily due to:

•
Increased revenue associated with our acquisition of NetProspex, which was completed during the first quarter of 2015, net of the impact of the deferred revenue fair value adjustment of $1.7 million for the year ended December 31, 2015;

•	Growth in our DaaS offerings (e.g., CRM alliances and D&B Direct); and

•	Growth in our D&B Optimizer product;
partially offset by:

•
Decreased commitment spend within our third-party alliances primarily due to a loss of a certain customer account, competition and a shift in customer needs, which lowered our revenue from these alliances.

Americas Operating Income
Americas operating income for the year ended December 31, 2015 was $369.3 million, compared to $404.8 million for the year ended December 31, 2014, a decrease of $35.5 million, or 9%. The decrease in operating income was primarily attributable to:

•	Increased costs (e.g., amortization of intangibles) as a result of the acquisitions of DBCC during the second quarter of 2015 and NetProspex during the first quarter of 2015; and

•	Increased compensation costs as a result of our strategic investments;
partially offset by:

•	Increased revenue primarily as a result of the acquisitions of DBCC during the second quarter of 2015 and NetProspex during the first quarter of 2015.
Year Ended December 31, 2014 vs. Year Ended December 31, 2013
Americas Overview
Americas total and core revenue increased $14.9 million, or 1% (2% increase before the effect of foreign exchange), for the year ended December 31, 2014 as compared to the year ended December 31, 2013.

Americas Customer Solution Sets
On a customer solution set basis, the $14.9 million increase in total and core revenue for the year ended December 31, 2014, as compared to the year ended December 31, 2013, reflects:
Risk Management Solutions
A decrease in Risk Management Solutions of $2.6 million, or less than 1% (flat before the effect of foreign exchange) primarily attributable to:
Trade Credit, which accounted for 78% of total Americas Risk Management Solutions, decreased 4% (3% decrease before the effect of foreign exchange) primarily attributable to:

•
Declining sales performance in prior quarters of DNBi due to the ratable nature of DNBi revenue as well as competition. While DNBi retention continued to be in the low 90% range, and pricing was in the low single digits, we were not generating enough new customers to offset normal attrition; and

•
A shift in product mix from certain of our Trade Credit Solutions to our Other Enterprise Risk Management Solutions as well as declining sales performance in prior quarters. Our strategy is focused more on other products (e.g., Compliance and D&B Direct) that fall under Risk Management Solutions and Advanced Marketing Solutions in Sales & Marketing Solutions projects. As a result, customers of these products were either exiting Dun & Bradstreet or migrating to our other more modern solutions and ways to consume our content;

partially offset by:

•	The timing of a renewal of a large government contract due to the timing of government funding.
Other Enterprise Risk Management, which accounted for 22% of total Americas Risk Management Solutions, increased 13% (both before and after the effect of foreign exchange), primarily due to:

•	Increased spending and usage by customers of existing products (e.g., Compliance and our DaaS Solution D&B Direct); and

•	A shift in product mix to our Other Enterprise Risk Management Solutions from our other Trade Credit Solutions;

partially offset by:

•	The expiration of a government contract with a temporary government agency.
Sales & Marketing Solutions
An increase in Sales & Marketing Solutions of $17.5 million, or 3% (both before and after the effect of foreign exchange) primarily due to:
Traditional Prospecting Solutions, which accounted for 26% of total Americas Sales & Marketing Solutions, decreased 5% (both before and after the effect of foreign exchange). The decrease was primarily due to:

•	Decreased revenue in Hoover’s, primarily due to declining sales performance in prior quarters, driven by reduced customer spend and competitive pressures; and

•	Loss of certain customers during the year primarily due to competition.
Advanced Marketing Solutions, which accounted for 74% of total Americas Sales & Marketing Solutions, increased 6% (7% increase before the effect of foreign exchange). The increase was primarily due to:

•	Growth in our alliance product with Salesforce.com, our Optimizer product and our Integration Manager product; and

•	The consolidation of separate agreements that were signed at different times in the prior year;
partially offset by:

•	Loss of certain customers during the year primarily due to competition.

Americas Operating Income

Americas operating income for the year ended December 31, 2014 was $404.8 million, compared to $413.1 million for the year ended December 31, 2013, a decrease of $8.3 million or 2%. The decrease in operating income was primarily attributable to:

•	Increased costs in data and technology as a result of our strategic investments;

•	An increase in compensation costs (e.g., bonus); and

•	An impairment charge related to our Parsippany, New Jersey building;
partially offset by:

•
Non-recurring costs that occurred in the prior year period related to technology and software assets that were primarily related to our data management infrastructure (data supply chain) in our Americas segment, which were impaired and written-off in the fourth quarter of 2013; and

•	An increase in total revenue.
Non-Americas
Non-Americas represented 19%, 20% and 20% of our total and core revenue for the years ended December 31, 2015, 2014 and 2013, respectively.
During the year ended December 31, 2015, we divested our business in ANZ and reclassified the historical financial results of our business in ANZ as discontinued operations for all periods presented as set forth in this Annual Report on Form 10-K.
During the years ended December 31, 2014 and 2013, we ceased the operations of our Ireland Small Corporate Registry Business and the operations of our India Event Planning and Rural Marketing Businesses, respectively. These businesses have been classified as “Divested and Other Businesses.”
The Divested and Other Businesses contributed approximately 1% to our Non-Americas total revenue for each of the years ended December 31, 2014 and 2013.
The following table presents our Non-Americas revenue by customer solution set and Non-Americas operating income. Additionally, this table reconciles the non-GAAP measure of core revenue to the GAAP measure of total revenue:

	For the Years Ended December 31,
	2015	2014	2013
	(Amounts in millions)
Revenue:

Risk Management Solutions	$244.9	$260.6	$250.0
Sales & Marketing Solutions	63.1	63.5	61.4
Non-Americas Core Revenue	308.0	324.1	311.4
Divested and Other Businesses	—	0.1	1.6
Non-Americas Total Revenue	$308.0	$324.2	$313.0
Operating Income (Loss)	$83.1	$87.0	$75.2
Year Ended December 31, 2015 vs. Year Ended December 31, 2014
Non-Americas Overview
Non-Americas total revenue decreased $16.2 million, or 5% (3% increase before the effect of foreign exchange), for the year ended December 31, 2015 as compared to the year ended December 31, 2014.
Non-Americas total revenue was impacted by the ceasing of operations of our Ireland Small Corporate Registry Business, during the year ended December 31, 2014, which we reclassified as “Divested and Other Businesses.”

Excluding the impact of the Divested and Other Businesses, Non-Americas core revenue decreased $16.1 million, or 5% (3% increase before the effect of foreign exchange) for the year ended December 31, 2015, as compared to the year ended December 31, 2014.
Non-Americas Customer Solution Sets
On a customer solution set basis, the $16.1 million decrease in Non-Americas core revenue for the year ended December 31, 2015, as compared to the year ended December 31, 2014, reflects:
Risk Management Solutions
A decrease in Risk Management Solutions of $15.7 million, or 6% (2% increase before the effect of foreign exchange) primarily due to:
Trade Credit, which accounted for 74% of total Non-Americas Risk Management Solutions, decreased 10% (2% decrease before the effect of foreign exchange) primarily attributable to:

•	The negative impact of foreign exchange;

•	Decreased transactional usage of various risk products in most markets; and

•	The conversion of certain customers from our subscription plans to a new Compliance offering within Other Enterprise Risk Management;
partially offset by:

•	Increased revenue from our Worldwide Network for fulfillment services and product usage.
Other Enterprise Risk Management, which accounted for 26% of total Non-Americas Risk Management Solutions, increased 9% (17% increase before the effect of foreign exchange) primarily attributable to:

•	Increased transactional usage of various risk products, across most markets, by new and existing customers;

•	An increase in purchases by our Worldwide Network primarily for fulfillment services and product usage; and

•	Increased revenue from a new Compliance offering in our European markets from customers converting from subscription plans as discussed in Trade Credit above;

partially offset by:

•	The negative impact of foreign exchange.

Sales & Marketing Solutions
A decrease in Sales & Marketing Solutions of $0.4 million, or 1% (7% increase before the effect of foreign exchange) primarily due to:
Traditional Prospecting Solutions, which accounted for 29% of total Non-Americas Sales & Marketing Solutions, decreased 6% (2% decrease before the effect of foreign exchange) primarily attributed to:

•	The negative impact of foreign exchange; and

•	Decreased project revenue in our marketing business in certain Asian markets.
Advanced Marketing Solutions, which accounted for 71% of total Non-Americas Sales & Marketing Solutions, increased 2% (11% increase before the effect of foreign exchange) primarily attributed to:

•	An increase in purchases by our Worldwide Network primarily for fulfillment services and product usage; and

•	Increased project revenue in our marketing business in certain markets;
partially offset by:

•	The negative impact of foreign exchange.

Non-Americas Operating Income

Non-Americas operating income for the year ended December 31, 2015 was $83.1 million, compared to operating income of $87.0 million for the year ended December 31, 2014, a decrease of $3.9 million. The decrease was primarily due to:

•	The negative impact of foreign exchange; and

•	Increased compensation costs.
Year Ended December 31, 2014 vs. Year Ended December 31, 2013
Non-Americas Overview
Non-Americas total revenue increased $11.2 million, or 4% (1% increase before the effect of foreign exchange), for the year ended December 31, 2014 as compared to the year ended December 31, 2013.
Non-Americas total revenue was impacted by the ceasing of operations of our Ireland Small Corporate Registry Business during the year ended December 31, 2014 and our India Event Planning and Rural Marketing Business during the year ended December 31, 2013, which we reclassified as “Divested and Other Businesses.”
Excluding the impact of Divested and Other Businesses, Non-Americas core revenue increased $12.7 million, or 4% (1% increase before the effect of foreign exchange) for the year ended December 31, 2014, as compared to the year ended December 31, 2013.
Non-Americas Customer Solution Sets
On a customer solution set basis, the $12.7 million increase in Non-Americas core revenue for the year ended December 31, 2014, as compared to the year ended December 31, 2013, reflects:
Risk Management Solutions
An increase in Risk Management Solutions of $10.6 million, or 4% (2% increase before the effect of foreign exchange) primarily due to:
Trade Credit, which accounted for 78% of total Non-Americas Risk Management Solutions, increased 3% (less than 1% decrease before the effect of foreign exchange) primarily attributable to:

•	The positive impact of foreign exchange;

•	Increased transactional usage of various risk products, across our Asia markets; and

•	Growth from purchases by our Worldwide Network for fulfillment services and product usage;
partially offset by:

•	Reduced customer spend, economic pressures and decreased usage in our European markets.
Other Enterprise Risk Management, which accounted for 22% of total Non-Americas Risk Management Solutions, increased 10% (9% increase before the effect of foreign exchange) primarily attributable to:

•	Increased project spend primarily due to a customer’s compliance needs in our UK markets; and

•	The positive impact of foreign exchange.

Sales & Marketing Solutions
An increase in Sales & Marketing Solutions of $2.1 million, or 3% (less than 1% increase before the effect of foreign exchange) primarily due to:
Traditional Prospecting Solutions, which accounted for 31% of total Non-Americas Sales & Marketing Solutions, decreased 6% (both before and after the effect of foreign exchange) primarily attributed to decreased project revenue in our marketing business in certain markets.
Advanced Marketing Solutions, which accounted for 69% of total Non-Americas Sales & Marketing Solutions, increased 8% (3% increase before the effect of foreign exchange) primarily attributed to:

•	The positive impact of foreign exchange; and

•	An increase in purchases by existing and new customers expanding their usage of data in our project-oriented business in our Advanced Marketing Solutions.

Non-Americas Operating Income

Non-Americas operating income for the year ended December 31, 2014 was $87.0 million, compared to operating income of $75.2 million for the year ended December 31, 2013, an increase of $11.8 million. The increase was primarily due to:

•	Increased revenue in certain markets;

•	The positive impact of foreign exchange;

•	Non-recurring costs that occurred in the prior year associated with our Portal asset, which was impaired and written off in the fourth quarter of 2013; and

•	Decreased data and fulfillment costs in certain markets;
partially offset by:

•	Increased compensation costs (e.g., bonus and commission) in certain markets.
Market Risk
We employ established policies and procedures to manage our exposure to changes in interest rates and foreign currencies. We use foreign exchange forward contracts and option contracts to hedge short-term foreign currency denominated loans and certain third-party and intercompany transactions. We may also use foreign exchange forward contracts to hedge our net investments in our foreign subsidiaries. In addition, we may use interest rate derivatives to hedge a portion of the interest rate exposure on our outstanding debt or in anticipation of a future debt issuance, as discussed under “Interest Rate Risk Management” below.
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
Interest Rate Risk Management
Our objective in managing our exposure to interest rates is to limit the impact of interest rate changes on our earnings, cash flows and financial position, and to lower our overall borrowing costs. To achieve these objectives, we maintain a policy that floating-rate debt be managed within a minimum and maximum range of our total debt exposure. To manage our exposure and limit volatility, we may use fixed-rate debt, floating-rate debt and/or interest rate swaps. We recognize all derivative instruments as either assets or liabilities at fair value in the consolidated balance sheets. As of December 31, 2015, we did not have any interest rate derivatives outstanding.

A 100 basis point increase/decrease in the weighted average interest rate on our outstanding debt subject to rate variability would result in an incremental increase/decrease in annual interest expense of approximately $7.8 million and $2.8 million, respectively, at December 31, 2015.
Foreign Exchange Risk Management
We have numerous offices in various countries outside of the U.S. and conduct operations in several countries through minority equity investments and strategic relationships with local providers. Our operations outside of the U.S. generated approximately 22% and 24% of our total revenue for the years ended December 31, 2015 and 2014, respectively. Approximately 38% and 35% of our assets for the years ended December 31, 2015 and 2014, respectively, were located outside of the U.S.
Our objective in managing our exposure to foreign currency fluctuations is to reduce the volatility caused by foreign exchange rate changes on the earnings, cash flows and financial position of our international operations. We follow a policy of hedging balance sheet positions denominated in currencies other than the functional currency applicable to each of our various subsidiaries. In addition, we are subject to foreign exchange risk associated with our international earnings and net investments in our foreign subsidiaries. We use short-term, foreign exchange forward and, from time to time, option contracts to execute our hedging strategies. Typically, these contracts have maturities of 12 months or less. These contracts are denominated primarily in the British pound sterling, the Euro and Canadian dollar. The gains and losses on the forward contracts associated with the balance sheet positions are recorded in “Other Income (Expense) – Net” in the consolidated statements of operations and comprehensive income and are essentially offset by the losses and gains on the underlying foreign currency transactions.
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
At December 31, 2015 and 2014, we did not have any foreign exchange option contracts outstanding. At December 31, 2015 and 2014, the notional amounts of our foreign exchange forward contracts were $326.8 million and $296.4 million, respectively.
Realized gains and losses associated with these contracts were $31.0 million and $46.9 million, respectively, at December 31, 2015; $15.1 million and $23.0 million, respectively, at December 31, 2014; and $17.5 million and $24.7 million, respectively, at December 31, 2013. Unrealized gains and losses associated with these contracts were $0.5 million and $0.3 million, respectively, at December 31, 2015; $0.4 million and $0.1 million, respectively, at December 31, 2014; and $0.4 million and $0.4 million, respectively, at December 31, 2013.
If exchange rates to which we are exposed under our outstanding foreign exchange forward contracts were to increase, on average, 10% from year-end 2015 levels, the unrealized loss on our foreign exchange forward contracts would be approximately $30 million, excluding the expected gain on the underlying hedged item. If exchange rates, on average, were to decrease 10% from year-end 2015 levels, the unrealized gain on our foreign exchange forward contracts would be approximately $30 million, excluding the expected loss on the underlying hedged item. However, the estimated potential gain and loss on these contracts would substantially be offset by changes in the dollar equivalent value of the underlying hedged items.
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
On July 23, 2014, we amended and extended our then-existing $800 million revolving credit facility, increasing the facility amount to $1 billion and extending the maturity to July 2019. The $1 billion revolving credit facility was amended with commercial terms substantially similar to the then-existing $800 million revolving credit facility, with the same financial covenants, and at borrowing rates that reflect the prevailing market for companies of similar credit quality. The $1 billion revolving credit facility requires the maintenance of interest coverage and total debt to Earnings Before Income Taxes, Depreciation and Amortization (“EBITDA”) ratios which are defined in the credit agreement. On May 14, 2015, we amended the $1 billion revolving credit facility to modify the total debt to EBITDA ratio from 4.0:1.0 to 4.5:1.0 for any fiscal quarter that ends before December 31, 2016. For fiscal quarters ending on or after December 31, 2016, the total debt to EBITDA ratio will return to 4.0:1.0. We were in compliance with the $1 billion revolving credit facility financial and non-financial covenants at December 31, 2015 and 2014. At December 31, 2015 and 2014, we had $382.2 million and $604.5 million, respectively, in borrowings outstanding under our $1 billion revolving credit facility.
As of December 31, 2015, $354.1 million of our $365.7 million cash and cash equivalents on the consolidated balance sheet were held by our foreign operations. We maintain the $354.1 million foreign cash and cash equivalents balance within our foreign operations since we have sufficient liquidity in the United States to satisfy our ongoing domestic funding requirements. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments. We have not provided for U.S. deferred income taxes or foreign withholding taxes on the remaining $598.0 million of undistributed earnings of our non-U.S. subsidiaries as of December 31, 2015, since we intend to reinvest these earnings indefinitely. If U.S. taxes and applicable withholding taxes have not already been previously provided (e.g., previously taxed earnings), we would be required to accrue and pay additional U.S. and applicable withholding taxes in order to repatriate these undistributed earnings.
In December 2015, we remitted to the United States $163.0 million of cash that had been held by our foreign operations, comprising dividends of $123.0 million and borrowings from foreign subsidiaries of $40.0 million. An additional $9.5 million of dividends will be distributed in 2016. This remittance was effected to partially offset the funding requirement associated with the acquisitions of DBCC and NetProspex in 2015, which had totaled $444.2 million. Given the timing, these acquisitions were funded initially through a combination of borrowings under the Company’s $1 billion revolving credit facility and cash on hand, and subsequently with more permanent financing in the form of senior notes with a face value of $300 million that mature on June 15, 2020. See Note 5 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for a discussion of the tax impacts related to the $163.0 million remittance.
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
Cash Provided by Operating Activities from Continuing Operations

Net cash provided by operating activities was $336.8 million, $297.4 million and $308.6 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Year ended December 31, 2015 vs. Year Ended December 31, 2014
Net cash provided by operating activities increased by $39.4 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. This increase was primarily driven by:

•	Increased collections in 2015 as compared to the prior year; and

•	Lower tax payments as compared to the prior year;
partially offset by:

•	Increased strategic investments (e.g., compensation and data expenses) to drive long-term growth of our business; and

•	Increased acquisition-related costs as compared to the prior year.

Year ended December 31, 2014 vs. Year Ended December 31, 2013
Net cash provided by operating activities decreased by $11.2 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. This decrease was primarily driven by:

•	Increased strategic investments in 2014 to drive long-term growth of our business;
partially offset by:

•	Increased collections in 2014 as compared to the prior year;

•	Lower pension contributions in 2014 as compared to the prior year; and

•	Lower tax payments in 2014 as compared to the prior year.
Cash Used in Investing Activities from Continuing Operations
Net cash used in investing activities was $371.1 million, $63.3 million and $55.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Year ended December 31, 2015 vs. Year Ended December 31, 2014
Net cash used in investing activities increased by $307.8 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. This increase was primarily driven by:

•
The acquisition of DBCC for $320.0 million and NetProspex for $124.2 million during the year ended December 31, 2015, as compared to smaller acquisitions in the aggregate of $8.3 million during the year ended December 31, 2014. See Note 18 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K; and

•	Increased additions to computer software as compared to the prior year period;
partially offset by:

•
Net proceeds from the sale of our ANZ business and our property in Parsippany, N.J. during the year ended December 31, 2015. See Note 17 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further information on the sale of our ANZ business. See Note 1 and Note 7 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further information on the sale of our Parsippany, N.J. building.

Year ended December 31, 2014 vs. Year Ended December 31, 2013
Net cash used in investing activities increased by $7.4 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. This increase was primarily driven by:

•	Acquisitions of $8.3 million during the year ended December 31, 2014, as compared to no acquisitions during the year ended December 31, 2013; and

•	Increased capital expenditures as compared to the prior year period;
partially offset by:

•	A decrease in additions to computer software as compared to the prior year period.

Cash Provided by (Used in) Financing Activities from Continuing Operations
Net cash provided by (used in) financing activities was $110.7 million, $(144.4) million and $(184.3) million for the years ended December 31, 2015, 2014 and 2013, respectively. As set forth below, these changes primarily relate to share repurchases, contractual obligations, stock-based programs and dividends.
Share Repurchases
Our share repurchases were as follows:

	For the Years Ended December 31,
Program	2015		2014			2013
	Shares	$ Amount	Shares		$ Amount	Shares		$ Amount

Share Repurchase Programs	—	$—	1,570,326	(a)	$165.0	3,545,513	(a)	$325.0
Repurchases to Mitigate the Dilutive Effect of the Shares Issued Under Our Stock Incentive Plans and Employee Stock Purchase Plan (“ESPP”)	—	—	541,326	(b)	60.0	962,686	(b)	95.0
Total Repurchases	—	$—	2,111,652		$225.0	4,508,199		$420.0

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

In August 2014, our Board of Directors approved a new $100 million share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and Employee Stock Purchase Program, and to be used for discretionary share repurchases from time to time.  Use of the new $100 million share repurchase program for anti-dilutive share repurchases was authorized to commence upon the completion or expiration of our four-year, five million share anti-dilutive share repurchase program which expired in October 2014. Any use for discretionary share repurchases was authorized to commence upon the completion of our $1 billion discretionary share repurchase program which was completed in August 2014. The new $100 million share repurchase program will remain open until it has been fully utilized. There is currently no definitive timeline under which the program will be completed. As of December 31, 2015, we have not yet commenced share repurchases under this program.
Contractual Obligations
Debt
In June 2015, we issued senior notes with a face value of $300 million that mature on June 15, 2020, bearing interest at a fixed annual rate of 4.00%, payable semi-annually. The proceeds were used in June 2015 to repay borrowings outstanding under our $1 billion revolving credit facility, a portion of which had earlier been drawn in connection with the acquisition of DBCC. In addition, in connection with the issuance, we incurred underwriting and other fees of $2.9 million. We did not issue senior notes during the years ended December 31, 2014 and 2013.

Term Loan Facility
On May 14, 2015, we entered into a delayed draw unsecured term loan facility which provided for borrowings in the form of up to two drawdowns in an aggregate principal amount of up to $400 million at any time up to and including November 15, 2015 (the “term loan facility”). The term loan facility matures five years from the date of the initial drawdown. Proceeds under the term loan facility were designated to be used for general corporate purposes including the refinancing of the 2.875% senior notes that matured in November 2015 and the repayment of borrowings outstanding under the $1 billion revolving credit facility. Borrowings under the term loan facility bear interest at a rate of LIBOR plus a spread of 137.5 basis points. Our initial draw down under the term loan facility in the amount of $400 million was made in November 2015, establishing a facility maturity of November 2020. We also committed to repay the borrowings in prescribed installments over the five year period. We had $395 million of borrowings outstanding under the term loan facility at December 31, 2015, of which $20 million and $375 million were classified within “Short-Term Debt” and “Long-Term Debt”, respectively. The associated weighted average interest rate was 1.73%.
In connection with the placement of the term loan facility, we incurred $1.9 million in structuring and other fees. The term loan facility requires the maintenance of interest coverage and total debt to EBITDA ratios, which are defined in the term loan facility credit agreement and which are generally identical to those contained in the $1 billion revolving credit facility. We were in compliance with the term loan facility financial and non-financial covenants at December 31, 2015.
Revolving Credit Facility
At December 31, 2013, we had an $800 million revolving credit facility, which was scheduled to expire in October 2016. On July 23, 2014, we amended and extended our then-existing $800 million revolving credit facility, increasing the facility amount to $1 billion and extending the maturity to July 2019. We had $382.2 million and $604.5 million of borrowings outstanding under the $1 billion revolving credit facility at December 31, 2015 and 2014, respectively. We had $466.5 million of borrowings outstanding under the then-existing $800 million revolving credit facility at December 31, 2013. We generally borrow under these credit facilities from time to time to supplement the timing of receipts in order to fund our working capital needs. In addition, during the year ended December 31, 2015, we also accessed the facility for our purchase of NetProspex and a portion of the consideration for our purchase of DBCC. We were in compliance with the required financial and non-financial covenants under the applicable credit facilities at December 31, 2015, 2014 and 2013.
Stock-based Programs

Net proceeds from stock-based awards during the years ended December 31, 2015, 2014 and 2013 were $8.4 million, $7.7 million and $69.6 million, respectively. The decrease for the year ended December 31, 2014, as compared to the year ended December 31, 2013 was primarily due to a decrease in the volume of options exercised as compared to the prior year, as well as a payment made during the year ended December 31, 2014 for taxes related to the lapse of restrictions on restricted stock unit awards for a senior executive who retired at the end of 2013.
Dividends
The total amount of dividends paid during the years ended December 31, 2015, 2014 and 2013 was $66.7 million, $64.0 million and $62.5 million, respectively.
Future Liquidity—Sources and Uses of Funds
Contractual Cash Obligations

Contractual Obligations(a)	Total	2016	2017	2018	2019	2020	Thereafter	All Other
	(Amounts in millions)
Current and Long-Term Debt(1)	$2,053.4	$73.5	$524.7	$69.6	$461.1	$598.2	$326.3	$—
Operating Leases(2)	$222.0	$32.2	$30.3	$28.0	$25.1	$23.5	$82.9	$—
Obligations to Outsourcers(3)	$344.8	$147.6	$91.5	$30.5	$19.3	$18.3	$37.6	$—
Pension and Other Postretirement Benefits Payments/Contributions(4)	$647.7	$30.7	$33.6	$21.7	$58.6	$50.9	$452.2	$—
Unrecognized Tax Benefits(5)	$10.0	$—	$—	$—	$—	$—	$—	$10.0
(a) Because their future cash flows are uncertain, other noncurrent liabilities are excluded from the table.
(1) Primarily represents: (i) our senior notes with a face value of $450 million that mature in December 2017, net of an issuance discount of a less than $0.1 million, bearing interest at a fixed annual rate of 3.25%, payable semi-annually; (ii) our senior notes with a face value of $300 million that mature in June 2020, net of an issuance discount of $1.2 million, bearing interest at a fixed annual rate of 4.0%, payable semi-annually; (iii) our senior notes with a face value of $300 million that mature in December 2022, net of an issuance discount of $2.3 million, bearing interest at a fixed annual rate of 4.375%, payable semi-annually; (iv) borrowings outstanding under our $1 billion revolving credit facility which expires in July 2019 at prevailing short-term interest rates; and (v) borrowings outstanding under our term loan facility which expires in November 2020 at prevailing short-term interest rates. Amounts include the interest expense portion that would be due on our future obligations. Interest expense on our senior notes is presented using the stated interest rate. Interest expense on our $1 billion revolving credit facility and term loan facility is estimated using the rate in effect as of December 31, 2015.
(2) Most of our operations are conducted from leased facilities, which are under operating leases that expire over the next ten years, with the majority expiring within five years. Our corporate office is located at 103 JFK Parkway, Short Hills, New Jersey 07078, in a 123,000-square-foot property that we lease. This property also serves as our executive offices. In December 2014, we supplemented this space with the addition of 69,280 square feet of leased office space located at 101 JFK Parkway, Short Hills, New Jersey. Both of these leases are co-terminus and expire on February 28, 2023 with two five-year renewal options.
We also lease certain computer and other equipment under operating leases that expire over the next three and five years, respectively. These computer and other equipment leases are frequently renegotiated as advancements in computer technology provide opportunities to lower costs and improve performance.
(3) Acxiom Corporation and Ensono, L.P.
Since 2006, we have outsourced certain of our product and technology capabilities in North America to Acxiom in order to increase the speed, data processing and matching capabilities for our global sales and marketing customers. At December 31, 2015, the agreement had a remaining term of two years through the end of 2017.
We also entered into a separate outsourcing agreement with Acxiom related to our fulfillment processes for our European markets since 2008. At December 31, 2015, the remaining term of the agreement was two years through the end of December 2017.
In addition, we have outsourcing agreements with Ensono, L.P. (as assignee of Acxiom) related to certain infrastructure management services for our North America markets and our data center operations in Ireland. The outsourcing services include data center operations, technology help desk and network management functions. The current agreements include extension options after the expiration of the agreed terms. In December 2014, we exercised the first of three options to extend these agreements by twelve months, to June 2016. In December 2015, we exercised the second of three options to extend these agreements by twelve months, to June 2017. These agreements were assigned to Ensono Holdco, Inc. (or formerly known as Aspen Holdco, Inc.) effective July 31, 2015 due to the divestiture of Acxiom’s IT outsourcing business. Ensono Holdco, Inc. subsequently reassigned these agreements to its subsidiary Ensono, L.P. The terms of the agreements remain the same.
We incurred costs of approximately $85 million, $83 million and $89 million under all of these outsourcing agreements for the years ended December 31, 2015, 2014 and 2013, respectively. Total payments to Acxiom and Ensono, L.P. over the remaining terms of all contracts will aggregate to approximately $121 million, assuming no further extension.
These agreements provide for typical adjustments due to changes in volume, inflation and incremental project work.
Cognizant Technology Solutions
Effective June 1, 2015, we entered into a three-year fixed price agreement with Cognizant Technology Solutions (“CTS”). Under the agreement, CTS provides global maintenance and support to more efficiently allow for consistent support levels, cost effectiveness, and overall vendor management. CTS supports our daily applications systems with the objective to improve customer satisfaction.
We incurred costs of approximately $10 million related to this agreement in 2015. Payments over the remaining term of the agreement through May 2018 will aggregate to approximately $40 million.
We can terminate the agreement at any time with six months prior written notice.
Convergys Customer Management Group
In December 2010, we entered into a six-year business process outsourcing agreement effective January 1, 2011, with Convergys Customer Management Group (“CCMG”) in order to enhance our customer contact center solution. The primary scope of the agreement includes the following services for our North America business: (i) Inbound Customer Service, which principally involves the receipt of, response to and resolution of inquiries received from customers; (ii) Outbound Customer Service, which principally involves the collection, compilation and verification of information contained in our databases; and (iii) Data Update Service, which principally involves the bulk or discrete updates to the critical data elements about companies in our databases. Services are primarily provided from CCMG locations in Omaha, Nebraska, the Philippines and India, on the basis of our requirements. In December 2011, we also signed a separate five-year agreement related to the hosted telephony solution to support our small business customers’ telesales team. Effective January 1, 2015, these agreements were combined and modified, and the terms were extended through December 2022.

We incurred costs of approximately $18 million, $20 million, and $21 million for the years ended December 31, 2015, 2014, and 2013, respectively. Total payments to CCMG over the remaining terms of the above contracts will aggregate to approximately $129 million.
The agreements specify service level commitments required of CCMG for achievement of our customer satisfaction targets and our overall satisfaction. The agreements also specify a methodology for calculating credits to us if CCMG fails to meet certain service levels.

(4)
Represents projected contributions to our U.S. Qualified and Non-U.S. defined benefit plans as well as projected benefit payments related to our unfunded plans, including the U.S. Non-Qualified Plans and our postretirement benefit plans. The projected contributions are estimated based on the same assumptions used to measure our benefit obligation at the end of 2015 and include benefits attributable to estimated future employee service. A closed group approach is used in calculating the projected benefit payments, assuming only the participants who are currently in the valuation population are included in the projection and the projected benefits continue for up to approximately 99 years. These estimates will change as a result of changes in the economy, as well as other mandated assumption changes that could occur in future years.

(5) We have a total amount of unrecognized tax benefits of $9.1 million for the year ending December 31, 2015. Although we do not anticipate payments within the next twelve months for these matters, these could require the aggregate use of cash totaling approximately $10 million. As we cannot make reliable estimates regarding the timing of the cash flows by period, we have included unrecognized tax benefits within the “All Other” column in the table above.
Capital Structure
Every year we examine our capital structure and review our liquidity and funding plans. During 2016, we will continue to focus on Total Shareholder Return.
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
Disruptions in the economic environment, from time to time, may have a significant adverse impact on commercial and financial institutions and our liquidity could be impacted as a result. Management continues to closely monitor our liquidity, the credit markets and our financial counterparties. However, management cannot predict with any certainty the impact to us of any further disruption in the credit environment.
Share Repurchases
There is currently no definitive timeline under which the $100 million share repurchase program will be completed. As of December 31, 2015, we had not yet commenced share repurchases under this program.
Dividends
In February 2016, the Board of Directors approved the declaration of a dividend of $0.4825 per share of common stock for the first quarter of 2016. This cash dividend will be payable on March 11, 2016 to shareholders of record at the close of business on February 25, 2016.
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

Pension Plan and Postretirement Benefit Plan Contribution Requirements
For financial statement reporting purposes, the net funded status of our pension plans, as determined in accordance with GAAP, had a deficit of $248.3 million, $279.8 million and $22.1 million for the U.S. Qualified Plan, the U.S. Non-Qualified Plans and the non-U.S. plans, respectively, at December 31, 2015, as compared to a deficit of $262.1 million, $289.2 million and $25.2 million for the U.S. Qualified Plan, the U.S. Non-Qualified Plans and the non-U.S. plans, respectively, at December 31, 2014. The improvement in the funded status of our U.S. plans was due to a lower projected benefit obligation at December 31, 2015, primarily as a result of a higher discount rate and the adoption of the updated projected mortality improvement assumptions at December 31, 2015. This was partially offset by the lower plan asset value at December 31, 2015 primarily as a result of lower 2015 asset returns for our global plans. See Note 10 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K.
During fiscal 2015, we were not required to, and we did not make contributions to the U.S. Qualified Plan, which is our largest pension plan, under funding regulations associated with the Pension Protection Act of 2006 (“PPA 2006”), as amended by the Moving Ahead for Progress in the 21st Century Act (“MAP-21”) and the Highway and Transportation Funding Act (“HATFA”), as the plan was considered “fully funded” for the 2014 plan year. We do not expect to make any required contributions to the U.S. Qualified Plan in 2016 for the 2015 plan year based on the preliminary calculation of the minimum funding requirements as defined in the Pension Protection Act of 2006, as amended by the MAP-21 and HATFA Acts. Final funding requirements for the 2015 plan year will be determined based on our January 2016 funding actuarial valuation. However, we may consider making voluntary contributions to the U.S. Qualified Plan in 2016. We expect to continue to make cash contributions to our other pension plans during 2016. The expected 2016 contributions to these other plans are approximately $29 million, compared to $22.2 million in 2015. In addition, we expect to make benefit payments related to our postretirement benefit plan of approximately $2 million during 2016, compared to $4.9 million in 2015. For the year ended December 31, 2015, we also received total subsidies of $3.9 million under the previous retiree medical program covered by a group-based company sponsored Medicare Part D program, or EGWP. See the Contractual Cash Obligations table above for projected contributions and benefit payments beyond 2015.
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
During the fourth quarter of 2015, we recorded an impairment charge of $6.7 million in our Americas segment related to technology and software assets associated with certain in-process projects for the back-office supporting system and data management infrastructure as a result of management review during our annual strategic planning process. We decided to write off these assets primarily due to available alternative technology and increased expectations in the cost of development. We determined that the fair value of these assets was zero as there was no alternative use. Of the $6.7 million impairment charge, $2.2 million was included in “Operating Costs” and $4.5 million was included in “Selling and Administrative Expenses.”
As of December 31, 2015, the fair value of the contingent consideration associated with our DBCC acquisition was measured utilizing Level III inputs. See Note 7 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K. In addition, the fair value of our real estate funds within our pension plans was measured utilizing Level III inputs.

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

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are identifying the following important factors that, individually or in the aggregate, could cause actual results to differ materially from those contained in any forward-looking statements made by us; any such statement is qualified by reference to the following cautionary factors: (i) reliance on third parties to support critical components of our business model; (ii) our ability to protect our information technology infrastructure against cyber attack and unauthorized access; (iii) risks associated with potential violations of the Foreign Corrupt Practices Act and similar laws; (iv) customer demand for our products; (v) the successful implementation of our business strategy; (vi) the integrity and security of our global database and data centers; (vii) our ability to maintain the integrity of our brand and reputation; (viii) our ability to renew large contracts and the related revenue recognition and timing thereof; (ix) the impact of macro-economic challenges on our customers and vendors; (x) future laws or regulations with respect to the collection, compilation, storage, use, cross-border transfer and/or publication of information and adverse publicity or litigation concerning the commercial use of such information; (xi) our ability to acquire and successfully integrate other businesses, products and technologies; (xii) adherence by third-party members of our Worldwide Network, or other third parties who license and sell under the Dun & Bradstreet name, to our quality standards and to the renewal of their agreements with Dun & Bradstreet; (xiii) the effects of foreign and evolving economies, exchange rate fluctuations, legislative or regulatory requirements and the implementation or modification of fees or taxes to collect, compile, store, use, transfer cross-border and/or publish data; and (xiv) the other factors described under the headings “Risk Factors,” “Management’s Discussion and Analysis,” “Legal Proceedings” and elsewhere in this Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and the Company’s other reports or documents filed or furnished with the Securities and Exchange Commission.

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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2015.
The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, cash flows, and shareholders’ equity (deficit) present fairly, in all material respects, the financial position of The Dun & Bradstreet Corporation and its subsidiaries at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing on page 58. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
New York, NY
February 26, 2016

THE DUN & BRADSTREET CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Years Ended
	December 31,
	2015	2014	2013
	(Amounts in millions, except per share data)
Revenue	$1,637.1	$1,584.5	$1,558.4
Operating Expenses	544.7	530.1	524.4
Selling and Administrative Expenses	664.4	575.6	533.6
Depreciation and Amortization	58.7	52.5	60.4
Restructuring Charge	32.3	14.9	13.9
Operating Costs	1,300.1	1,173.1	1,132.3
Operating Income	337.0	411.4	426.1
Interest Income	1.6	1.6	1.2
Interest Expense	(51.0)	(43.3)	(40.7)
Other Income (Expense) – Net	(7.6)	(29.5)	(0.3)
Non-Operating Income (Expense) – Net	(57.0)	(71.2)	(39.8)
Income Before Provision for Income Taxes and Equity in Net Income of Affiliates	280.0	340.2	386.3
Less: Provision for Income Taxes	74.2	54.3	135.6
Equity in Net Income of Affiliates	2.7	1.9	1.6
Net Income (Loss) from Continuing Operations	208.5	287.8	252.3
Less: Net (Income) Loss Attributable to the Noncontrolling Interest	(4.3)	(3.5)	(3.6)
Net Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet	$204.2	$284.3	$248.7
Income from Discontinued Operations, Net of Income Taxes (1)	2.1	10.1	9.8
Loss on Disposal of Business, Net of Income Taxes	(37.5)	—	—
Income (Loss) from Discontinued Operations, Net of Income Taxes	(35.4)	10.1	9.8
Net Income (Loss) Attributable to Dun & Bradstreet	$168.8	$294.4	$258.5
Basic Earnings (Loss) Per Share of Common Stock:
Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$5.66	$7.79	$6.36
Income (Loss) from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	(0.98)	0.27	0.25
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders	$4.68	$8.06	$6.61
Diluted Earnings (Loss) Per Share of Common Stock:
Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$5.61	$7.71	$6.29
Income (Loss) from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	(0.97)	0.28	0.25
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders	$4.64	$7.99	$6.54
Weighted Average Number of Shares Outstanding-Basic	36.1	36.5	39.1
Weighted Average Number of Shares Outstanding-Diluted	36.4	36.9	39.5
Cash Dividend Paid Per Common Share	$1.85	$1.76	$1.60
Other Comprehensive Income, Net of Income Taxes:
Net Income (Loss) from Continuing Operations	$208.5	$287.8	$252.3
Income (Loss) from Discontinued Operations, Net of Income Taxes	(35.4)	10.1	9.8
Net Income (Loss)	173.1	297.9	262.1
Foreign Currency Translation Adjustments, no Tax Impact	(59.0)	(46.9)	(35.6)
Defined Benefit Pension Plans:
Prior Service Costs, Net of Tax Income (Expense) (2)	(0.9)	1.8	(5.6)
Net Actuarial Gain (Loss), Net of Tax Income (Expense) (3)	15.8	(138.3)	154.4
Derivative Financial Instruments, Net of Tax Income (Expense) (4)	—	(0.1)	—
Total Other Comprehensive Income (Loss)	(44.1)	(183.5)	113.2
Comprehensive Income (Loss), Net of Income Taxes	129.0	114.4	375.3
Less: Comprehensive (Income) Loss Attributable to the Noncontrolling Interest	(3.6)	(3.3)	(3.5)
Comprehensive Income (Loss) Attributable to Dun & Bradstreet	$125.4	$111.1	$371.8

(1)	Tax Benefit (Expense) of $2.2 million, $1.7 million and $0.1 million during the years ended December 31, 2015, 2014 and 2013, respectively.

(2)	Tax Benefit (Expense) of $0.5 million, $(1.1) million and $3.3 million during the years ended December 31, 2015, 2014 and 2013, respectively.

(3)	Tax Benefit (Expense) of $(9.6) million, $84.9 million and $(91.7) million during the years ended December 31, 2015, 2014 and 2013, respectively.

(4)	No tax impact during the years ended December 31, 2015 and 2013. Tax Benefit (Expense) of $(0.1) million during the year ended December 31, 2014.

The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION CONSOLIDATED BALANCE SHEETS

	December 31,
	2015	2014
	(Amounts in millions, except per share data)
ASSETS
Current Assets
Cash and Cash Equivalents	$365.7	$316.3
Accounts Receivable, Net of Allowance of $20.6 at each of December 31, 2015 and 2014	523.5	503.0
Other Receivables	13.7	5.8
Prepaid Taxes	6.4	7.5
Deferred Income Tax	12.0	22.6
Current Asset Held for Sale	—	8.5
Other Prepaids	36.7	36.0
Current Assets from Discontinued Operations	—	27.2
Other Current Assets	1.6	5.7
Total Current Assets	959.6	932.6
Non-Current Assets
Property, Plant and Equipment, Net of Accumulated Depreciation of $54.3 at December 31, 2015 and $78.8 at December 31, 2014	27.2	22.0
Computer Software, Net of Accumulated Amortization of $348.1 at December 31, 2015 and $347.6 at December 31, 2014	102.6	95.0
Goodwill	704.0	428.1
Deferred Income Tax	93.8	209.1
Other Receivables	4.2	10.4
Other Intangibles (Note 15)	326.2	27.8
Non-Current Assets from Discontinued Operations	—	210.9
Other Non-Current Assets	56.0	50.3
Total Non-Current Assets	1,314.0	1,053.6
Total Assets	$2,273.6	$1,986.2
LIABILITIES
Current Liabilities
Accounts Payable	$31.3	$28.0
Accrued Payroll	108.8	102.0
Accrued Income Tax	28.7	17.1
Short-Term Debt	20.0	301.1
Other Accrued and Current Liabilities (Note 15)	122.6	110.5
Current Liabilities from Discontinued Operations	—	33.2
Deferred Revenue	647.8	567.0
Total Current Liabilities	959.2	1,158.9
Pension and Postretirement Benefits	558.0	588.2
Long-Term Debt	1,804.1	1,352.2
Liabilities for Unrecognized Tax Benefits	8.3	27.3
Non-Current Liabilities from Discontinued Operations	—	19.8
Other Non-Current Liabilities	49.3	34.4
Total Liabilities	3,378.9	3,180.8
Contingencies (Note 13)
EQUITY
DUN & BRADSTREET SHAREHOLDERS’ EQUITY (DEFICIT)
Series A Junior Participating Preferred Stock, $0.01 par value per share, authorized - 0.5 shares; outstanding - none	—	—
Preferred Stock, $0.01 par value per share, authorized - 9.5 shares; outstanding - none (Note 8)	—	—
Series Common Stock, $0.01 par value per share, authorized - 10.0 shares; outstanding - none	—	—
Common Stock, $0.01 par value per share, authorized - 200.0 shares; issued - 81.9 shares	0.8	0.8
Capital Surplus	292.2	279.3
Retained Earnings	2,932.8	2,831.1
Treasury Stock, at cost, 45.8 shares at December 31, 2015 and 46.0 shares at December 31, 2014	(3,377.1)	(3,392.4)
Accumulated Other Comprehensive Income (Loss)	(965.5)	(922.1)
Total Dun & Bradstreet Shareholders’ Equity (Deficit)	(1,116.8)	(1,203.3)
Noncontrolling Interest	11.5	8.7
Total Equity (Deficit)	(1,105.3)	(1,194.6)
Total Liabilities and Shareholders’ Equity (Deficit)	$2,273.6	$1,986.2

The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2015	2014	2013
	(Amounts in millions)
Cash Flows from Operating Activities:
Net Income	$173.1	$297.9	$262.1
Less:
Loss on Disposal of Business, Net of Income Taxes	(37.5)	—	—
Income from Discontinued Operations	2.1	10.1	9.8
Net Income from Continuing Operations, Net of Income Taxes	$208.5	$287.8	$252.3
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	58.7	52.5	60.4
Amortization of Unrecognized Pension Loss	39.8	32.9	33.4
Impairment of Assets	6.7	7.3	33.3
Income Tax Benefit from Stock-Based Awards	7.0	4.4	12.2
Excess Tax Benefit on Stock-Based Awards	(3.0)	(1.6)	(3.5)
Equity Based Compensation	14.7	11.2	8.5
Restructuring Charge	32.3	14.9	13.9
Restructuring Payments	(20.9)	(15.4)	(14.7)
Changes in Deferred Income Taxes, Net	12.7	(67.7)	18.6
Changes in Accrued Income Taxes, Net	(16.7)	10.2	(15.4)
Changes in Current Assets and Liabilities, Net of Acquisitions:
(Increase) Decrease in Accounts Receivable	(24.5)	(7.5)	(6.8)
(Increase) Decrease in Other Current Assets	4.7	(5.2)	14.9
Increase (Decrease) in Deferred Revenue	41.4	(11.9)	(10.5)
Increase (Decrease) in Accounts Payable	1.8	(5.6)	(1.5)
Increase (Decrease) in Accrued Liabilities	1.4	21.6	(9.7)
Increase (Decrease) in Other Accrued and Current Liabilities	(0.6)	—	—
Changes in Non-Current Assets and Liabilities, Net of Acquisitions:
(Increase) Decrease in Other Long-Term Assets	14.3	37.8	(2.7)
Net Increase (Decrease) in Long-Term Liabilities	(39.6)	(65.0)	(70.8)
Net, Other Non-Cash Adjustments	(1.9)	(3.3)	(3.3)
Net Cash Provided by Operating Activities from Continuing Operations	336.8	297.4	308.6
Net Cash Provided by Operating Activities from Discontinued Operations	6.4	18.1	24.7
Net Cash Provided by Operating Activities	343.2	315.5	333.3
Cash Flows from Investing Activities:
Proceeds from Sales of Businesses and Property, Net of Cash Divested	159.8	—	0.8
Payments for Acquisitions of Businesses, Net of Cash Acquired	(444.2)	(8.3)	—
Investment in Debt Security	(6.3)	—	—
Cash Settlements of Foreign Currency Contracts	(15.6)	(7.7)	(7.2)
Capital Expenditures	(12.8)	(9.8)	(7.1)
Additions to Computer Software and Other Intangibles	(52.0)	(37.4)	(42.2)
Net, Other	—	(0.1)	(0.2)
Net Cash Used in Investing Activities from Continuing Operations	(371.1)	(63.3)	(55.9)
Net Cash Used in Investing Activities from Discontinued Operations	(5.4)	(6.7)	(5.7)
Net Cash Used in Investing Activities	(376.5)	(70.0)	(61.6)
Cash Flows from Financing Activities:
Payments for Purchases of Treasury Shares	—	(225.0)	(420.0)
Net Proceeds from Stock-Based Awards	8.4	7.7	69.6
Payment of Bond Issuance Costs	(4.7)	(1.4)	—
Payment of Debt	(300.0)	—	—
Proceeds from Issuance of Long-Term Debt	298.8	—	—
Payments of Dividends	(66.7)	(64.0)	(62.5)
Proceeds from Borrowings on Credit Facilities	1,509.2	1,109.1	606.2
Proceeds from Borrowings on Term Loan Facilities	400.0	—	—
Payments of Borrowings on Credit Facilities	(1,731.5)	(971.1)	(379.9)
Payments of Borrowings on Term Loan Facilities	(5.0)	—	—
Excess Tax Benefit on Stock-Based Awards	3.0	1.6	3.5
Capital Lease and Other Long-Term Financing Obligation Payment	(0.2)	(0.6)	(0.6)
Net, Other	(0.6)	(0.7)	(0.6)
Net Cash Used in Financing Activities from Continuing Operations	110.7	(144.4)	(184.3)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(31.1)	(17.6)	(0.6)
Increase (Decrease) in Cash and Cash Equivalents	46.3	83.5	86.8
Cash and Cash Equivalents, Beginning of Period	319.4	235.9	149.1
Cash and Cash Equivalents, End of Period	$365.7	$319.4	$235.9
Cash and Cash Equivalents of Discontinued Operations, End of Period	—	3.1	7.0
Cash and Cash Equivalents of Continuing Operations, End of Period	$365.7	$316.3	$228.9
Supplemental Disclosure of Cash Flow Information:
Cash Paid for:
Income Taxes, Net of Refunds	$71.2	$107.5	$120.1
Interest	$49.9	$42.4	$39.9

The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

			For the Years Ended December 31, 2015, 2014 and 2013
			(Amounts in millions, except per share data)
	Common Stock ($0.01 Par Value)	Capital Surplus	Retained Earnings	Treasury Stock	Cumulative Translation Adjustment	Pension Liability Adjustment	Derivative Financial Instrument	Total Dun & Bradstreet Shareholders’ Equity (Deficit)	Noncontrolling Interest	Total Equity (Deficit)
Balance, January 1, 2013	$0.8	$261.7	$2,405.5	$(2,833.3)	$(151.2)	$(701.0)	$0.1	$(1,017.4)	$3.1	$(1,014.3)
Net Income	—	—	258.5	—	—	—	—	258.5	3.6	262.1
Payment to Noncontrolling Interest	—	—	—	—	—	—	—	—	(0.5)	(0.5)
Equity-Based Plans	—	8.3	—	72.0	—	—	—	80.3	—	80.3
Treasury Shares Acquired	—	—	—	(420.0)	—	—	—	(420.0)	—	(420.0)
Pension Adjustments, net of tax expense of $88.4	—	—	—	—	—	148.8	—	148.8	—	148.8
Dividend Declared	—	—	(63.1)	—	—	—	—	(63.1)	—	(63.1)
Change in Cumulative Translation Adjustment	—	—	—	—	(35.5)	—	—	(35.5)	(0.1)	(35.6)
Balance, December 31, 2013	$0.8	$270.0	$2,600.9	$(3,181.3)	$(186.7)	$(552.2)	$0.1	$(1,048.4)	$6.1	$(1,042.3)
Net Income	—	—	294.4	—	—	—	—	294.4	3.5	297.9
Payment to Noncontrolling Interest	—	—	—	—	—	—	—	—	(0.7)	(0.7)
Equity-Based Plans	—	9.3	—	13.9	—	—	—	23.2	—	23.2
Treasury Shares Acquired	—	—	—	(225.0)	—	—	—	(225.0)	—	(225.0)
Pension Adjustments, net of tax benefit of $83.8	—	—	—	—	—	(136.5)	—	(136.5)	—	(136.5)
Dividend Declared	—	—	(64.2)	—	—	—	—	(64.2)	—	(64.2)
Change in Cumulative Translation Adjustment	—	—	—	—	(46.7)	—	—	(46.7)	(0.2)	(46.9)
Derivative Financial Instruments, net of tax expense of $0.1	—	—	—	—	—	—	(0.1)	(0.1)	—	(0.1)
Balance, December 31, 2014	$0.8	$279.3	$2,831.1	$(3,392.4)	$(233.4)	$(688.7)	$—	$(1,203.3)	$8.7	$(1,194.6)
Net Income	—	—	168.8	—	—	—	—	168.8	4.3	173.1
Payment to Noncontrolling Interest	—	—	—	—	—	—	—	—	(0.8)	(0.8)
Equity-Based Plans	—	12.9	—	15.3	—	—	—	28.2	—	28.2
Pension Adjustments, net of tax expense of $9.1	—	—	—	—	—	14.9	—	14.9	—	14.9
Dividend Declared	—	—	(67.1)	—	—	—	—	(67.1)	—	(67.1)
Change in Cumulative Translation Adjustment	—	—	—	—	(58.3)	—	—	(58.3)	(0.7)	(59.0)
Balance, December 31, 2015	$0.8	$292.2	$2,932.8	$(3,377.1)	$(291.7)	$(673.8)	$—	$(1,116.8)	$11.5	$(1,105.3)

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
Dun & Bradstreet® is the world’s leading source of commercial data, analytics and insight on businesses. Our global commercial database as of December 31, 2015 contained more than 250 million business records. We transform commercial data into valuable insight which is the foundation of our global solutions that customers rely on to make critical business decisions.
Dun & Bradstreet provides solution sets that meet a diverse set of customer needs globally. Customers use Risk Management Solutions™ to mitigate credit, compliance and supplier risk, increase cash flow and drive increased profitability, and Sales & Marketing Solutions™ to better use data to grow sales and improve marketing effectiveness and also for data management capabilities that provide effective and cost efficient marketing solutions to increase revenue from new and existing customers.
Basis of Presentation. The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period reported. As discussed throughout this Note 1, we base our estimates on historical experience, current conditions and various other factors that we believe to be reasonable under the circumstances. Significant items subject to such estimates and assumptions include: valuation allowances for receivables and deferred income tax assets; liabilities for potential tax exposure and potential litigation claims and settlements; assets and obligations related to employee benefits; allocation of the purchase price in acquisition accounting; impairment assessment for goodwill and other intangible assets; long-term asset recoverability and estimated useful life; stock-based compensation; revenue deferrals; and restructuring charges. We review estimates and assumptions periodically and reflect the revisions in the consolidated financial statements in the period in which we determine any revisions to be necessary. Actual results could differ materially from those estimates under different assumptions or conditions.
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
On January 1, 2015, we began managing and reporting our business through two segments:

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
The financial statements of the subsidiaries outside of the U.S. and Canada reflect a fiscal year ended November 30 in order to facilitate the timely reporting of our consolidated financial results and consolidated financial position.
In June 2015, we divested our business in Australia and New Zealand (“ANZ”) for $169.8 million, which was part of our Non-Americas segment. Accordingly, we have reclassified the historical financial results of our business in ANZ as discontinued operations for all periods presented as set forth in this Annual Report on Form 10-K and recorded a loss on the disposal of the business of $37.5 million (both pre-tax and after tax) for the year ended December 31, 2015 in the consolidated statement of operations and comprehensive income (loss). See Note 17 to the consolidated financial statements included in this Annual Report on Form 10-K for further detail.
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
Cash and Cash Equivalents. We consider all investments purchased with an initial term from the date of purchase by the Company to maturity of three months or less to be cash equivalents. These instruments are stated at cost, which approximates market value because of the short maturity of the instruments.
Accounts Receivable and Allowance for Bad Debts. Accounts receivable are recorded at the invoiced amount and do not bear interest. With respect to estimating the allowance for bad debts, we analyze the aging of accounts receivable, historical bad debts, customer creditworthiness and current economic trends and we record an allowance as appropriate.
Property, Plant and Equipment. Property, plant and equipment are stated at cost, except for property, plant and equipment that have been impaired for which the carrying amount is reduced to the estimated fair value at the impairment date. Property, plant and equipment are generally depreciated using the straight-line method. Buildings are depreciated over a period of 40 years. Equipment, including furniture, is depreciated over a period of three to ten years. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful life of the improvement. Property, plant and equipment depreciation and amortization expense for the years ended December 31, 2015, 2014 and 2013 was $7.8 million, $6.8 million and $7.0 million, respectively.
Computer Software. We develop various computer software applications for internal use including systems which support our databases and common business services and processes (back-end systems), our financial and administrative systems (backoffice systems) and systems which we use to deliver our information solutions to customers (customer-facing systems).
We expense costs as incurred during the preliminary development stage which includes conceptual formulation and review of alternatives. Once that stage is complete, we begin the application development stage which includes design, coding and testing. Direct internal and external costs incurred during this stage are capitalized. Capitalization of costs ceases when the software is ready for its intended use and all substantial testing is completed. Upgrades and enhancements which provide added functionality are accounted for in the same manner. Maintenance costs incurred solely to extend the life of the software are expensed as incurred. Capitalized costs for internal-use software are amortized over the estimated lives which range from three to eight years.

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
The computer software amortization expense for the years ended December 31, 2015, 2014 and 2013 was $28.5 million, $38.4 million and $45.9 million, respectively. As of December 31, 2014, we acquired $1.9 million of computer software, which was included in accounts payable and accrued liabilities on the accompanying consolidated balance sheets as of December 31, 2014, and was therefore excluded from the consolidated statements of cash flows for the years ended December 31, 2014.
Goodwill and Other Indefinite-Lived Intangible Assets. Goodwill represents the excess of costs over fair value of assets and liabilities of businesses acquired. Goodwill and intangibles with an indefinite life are not subject to regular periodic amortization. Instead, the carrying amount of the goodwill and indefinite-lived intangibles is tested for impairment at least annually in the fourth quarter of each year and between annual tests if events or circumstances warrant such a test. An impairment loss would be recognized if the carrying amount exceeded the fair value.
We assess recoverability of goodwill at the reporting unit level. A reporting unit is an operating segment or a component of an operating segment that is a business for which discrete financial information is available and reviewed by a segment manager. Our reporting units are North America, United Kingdom, Benelux (the Netherlands and Belgium), Europe Partnerships, Latin America, Greater China, Asia Partnerships and India. We perform a two-step goodwill impairment test. In the first step, we compare the fair value of each reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets, including goodwill assigned to that reporting unit, goodwill is not impaired and no further test is performed. However, if the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, the second step of the impairment test is performed to determine the magnitude of the impairment, which is the implied fair value of the reporting unit’s goodwill compared to the carrying value. The implied fair value of goodwill is the difference between the fair value of the reporting unit and the fair value of its identifiable net assets. If the carrying value of goodwill exceeds the implied fair value of goodwill, the impaired goodwill is written down to its implied fair value and an impairment loss equal to this difference is recorded in the period that the impairment is identified as an operating expense.
We determine the fair value of our reporting units based on the market approach and also in certain instances use the income approach to further validate our results. Under the market approach, we estimate the fair value based on market multiples of current year earnings before interest, taxes, depreciation and amortization (“EBITDA”) for each individual reporting unit. For the market approach, we use judgment in identifying the relevant comparable-company market multiples (i.e., recent divestitures/acquisitions, facts and circumstances surrounding the market, dominance, growth rate, etc.). For the income approach, we use projections based on management’s most recent view of the long-term outlook for each reporting unit. Factors specific to each reporting unit include revenue growth, profit margins, terminal value growth rates, capital expenditures projections, assumed tax rates, discount rates and other assumptions deemed reasonable by management.
For indefinite-lived intangibles, other than goodwill, an impairment loss is recognized if the carrying value exceeds the fair value. The estimated fair value is determined by utilizing the expected present value of the future cash flows of the assets.
No impairment charges were recognized related to goodwill and indefinite-lived intangible assets for the fiscal years ended December 31, 2015 and 2014.
Other intangibles, which primarily include customer lists and relationships, trademarks and technology related assets resulting from acquisitions, are being amortized over one to 8 years based on their estimated useful life using the straight-line method. Other intangibles amortization expense for the years ended December 31, 2015, 2014 and 2013 were $22.4 million, $7.3 million and $7.5 million, respectively.
Other intangibles are tested for recoverability along with other long-lived assets, excluding goodwill and indefinite-lived intangibles, whenever events or circumstances indicate the carrying value may not be recoverable. Intangible assets with indefinite lives are assessed annually in the fourth quarter of each year, or, under certain circumstances which indicate there

NOTES TO CONSOLIDATED FINANCIAL STATEMENT - (Continued)
(Tabular dollar amounts in millions, except per share data)

may be an impairment. We perform both qualitative and quantitative impairment testing to compare the fair value of the indefinite-lived intangible asset with its carrying value. For the recently acquired indefinite-lived intangible assets from acquisitions, we perform qualitative impairment testing based on macroeconomic and market conditions, industry considerations, overall performance and other relevant factors. For other indefinite-lived intangible assets, we may also perform quantitative impairment test, primarily using income approach based on projected cash flows. See “Impairment of Long-Lived Assets” below.
Expected future amortization of acquired intangible assets as of December 31, 2015 is as follows:

Total	2016	2017	2018	2019	2020	Thereafter
$167.8	$28.5	$25.2	$24.9	$24.4	$23.5	$41.3
Impairment of Long-Lived Assets. Long-lived assets, including property, plant and equipment, internal-use software and other intangible assets held for use, are tested for impairment when events or circumstances indicate the carrying amount of the asset group that includes these assets is not recoverable. An asset group is the lowest level for which its cash flows are independent of the cash flows of other asset groups. The carrying value of an asset group is considered unrecoverable if the carrying value exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset group. The impairment loss is measured by the difference between the carrying value of the asset group and its fair value. We generally estimate the fair value of an asset group using an income approach or quoted market price, whichever is applicable.
During the fourth quarter of 2015, we recorded an impairment charge of $6.7 million in our Americas segment related to technology and software assets associated with certain in-process projects for the back-office supporting system and data management infrastructure as a result of management review during our annual strategic planning process. We decided to write off these assets primarily due to available alternative technology and increased expectations in the cost of development. We determined that the fair value of these assets was zero as there was no alternative use. Of the $6.7 million impairment charge, $2.2 million was included in “Operating Costs” and $4.5 million was included in “Selling and Administrative Expenses.”
During the year ended December 31, 2015, we recorded a loss of $37.5 million related to the divestiture of our business in ANZ based on Level II fair value inputs (see “Fair Value of Financial Instruments” below for discussion on level inputs). We have reclassified the historical financial results of the ANZ business as discontinued operations. The loss was reflected in the results of the discontinued operations. See Note 17 to our consolidated financial statements included in this Annual Report on Form 10-K for further detail.
During the third quarter of 2014, we made a decision to exit from our facility in Parsippany, N.J. ("asset group") and placed the property on the market for sale. In October 2014, our Board of Directors approved the transaction. The expected sales price was approximately $8.5 million. As a result, it was more likely than not that the asset group would be sold significantly before the end of its previously expected useful life. We performed an assessment on the recoverability of the asset group in accordance with ASC 360-10-35 “Property, Plant and Equipment.” Comparison of the expected cash flows from the expected sale and the carrying value of the asset group indicated that the carrying amount of the asset group was not expected to be fully recoverable. Furthermore, the carrying value of the asset group was written down to its fair value. The fair value of the asset group was based on the quoted market price, which is considered a Level II input (see “Fair Value of Financial Instruments” below for discussion on level inputs). As a result, we recorded an impairment charge of $7.3 million in “Operating Costs” in the third quarter of 2014. The charge was included in our Americas reporting segment. Below is a summary of the components of the asset group and its carrying value as of September 30, 2014:

Carrying Value

Building and Building Improvements	$9.9
Land	4.7
Furniture and Fixtures	0.3
Machinery and Equipment	0.4
Total	$15.3
In December 2014, we entered into a sale arrangement for $8.5 million for this property pursuant to which our employees would continue to utilize this space until they could be relocated to our newly leased location at 101 JFK Parkway in Short Hills, New Jersey. We had ceased to depreciate the above asset group since the third quarter of 2014. The asset group was reported as “Current Assets Held for Sale” in our consolidated balance sheet at December 31, 2014. In December 2015, we

NOTES TO CONSOLIDATED FINANCIAL STATEMENT - (Continued)
(Tabular dollar amounts in millions, except per share data)

completed the relocation of our employees previously located in the Parsippany property to our Short Hills location and closed the sale of the building, receiving final sales proceeds of $8.3 million.
During the fourth quarter of 2013, we recorded an impairment charge of $31.3 million primarily associated with technology and software assets that were primarily related to our data management infrastructure (data supply chain) in our Americas segment as we could improve data collection through other commercially available means, as needed. We determined that the fair value of these assets was zero based on Level III inputs (see “Fair Value of Financial Instruments” below for discussion on level inputs), as market data was not readily available. Of the $31.3 million impairment charge, $28.6 million was included in “Operating Costs” and $2.7 million was included in “Selling and Administrative Expenses” in our Americas segment.
During the fourth quarter of 2013, we also recorded an impairment charge of $1.7 million related to our China Trade Portal (“Portal”) asset resulting from lower than expected product revenue. We decided to sunset the Portal product and migrate our existing Portal customers to an enhanced version of our existing D-U-N-S Registered Seal product. We determined that the fair value of these assets was zero based on Level III inputs (see “Fair Value of Financial Instruments” below for discussion on level inputs) as market data was not readily available. The impairment charge was included in “Operating Costs” in our Non-Americas segment.
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
Foreign Currency Translation. For all operations outside the U.S. where we have designated the local currency as the functional currency, assets and liabilities are translated using the end-of-year exchange rates, and revenues and expenses are translated using average exchange rates for the year. For those countries where we designate the local currency as the functional currency, translation adjustments are accumulated in a separate component of shareholders’ equity. Foreign currency transaction gains and losses are recognized in earnings in the consolidated statement of operations and comprehensive income. We recorded foreign currency transaction income of $1.1 million for the year ended December 31, 2015, and less than $0.1 million for each of the years ended December 31, 2014 and 2013.
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
We are required to include in our computation of diluted EPS any contingently issuable shares that would have satisfied all the necessary conditions by the end of the reporting period as if it were the end of the performance period. Contingently issuable shares are shares that issuance is contingent upon the satisfaction of certain conditions other than just service. Our performance-based restricted stock units are deemed to be contingently issuable shares.
In addition, we are required to assess if any of our share-based payment transactions are deemed participating securities prior to vesting and therefore need to be included in the earnings allocation when computing EPS under the two-class method.

NOTES TO CONSOLIDATED FINANCIAL STATEMENT - (Continued)
(Tabular dollar amounts in millions, except per share data)

The two-class method requires earnings to be allocated between common shareholders and holders of participating securities. All outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be a separate class of common stock and should be included in the calculation of basic and diluted EPS. Based on a review of our stock-based awards, we have determined that none of our stock-based awards are deemed participating securities.
Stock-Based Compensation. The compensation expense of our stock-based compensation programs is calculated by estimating the fair value of each stock-based award at the date of grant. The stock-based compensation expense is recognized over the shorter of the award’s vesting period or the period from the date of grant to the date when retirement eligibility is achieved. In addition, we estimate future forfeitures in calculating the stock-based compensation expense as opposed to only recognizing these forfeitures and the corresponding reductions in expense as they occur.
For restricted stock unit awards which vest based solely on service, the fair value is estimated by using the average of the high and low prices of our common stock on the date of grant.
For performance-based restricted stock units which have performance conditions, the fair market value is estimated by using the average of the high and low prices of our common stock on the date of grant. Compensation cost recognized over the performance period is based on the expected outcome of the performance condition. For performance-based restricted stock units which have market conditions, the fair market value is estimated on the date of grant using a Monte Carlo valuation model, which estimates possible outcomes of market conditions. Incorporated into the fair value of these awards is the possibility that the market conditions may not be satisfied. Compensation cost related to awards with market conditions are recognized regardless of whether the market condition is satisfied, provided that the requisite service has been satisfied. The Monte Carlo valuation model requires that we make assumptions about the stock price volatility, dividend yield, expected term of the award and risk-free interest rates. Our expected stock price volatility assumption is derived from the historical volatility of our common stock or for certain awards, a blend of historical volatility and, when available, implied volatility of our common stock. The expected dividend yield assumption is determined by dividing our most recent quarterly dividend payment by the average of the stock price from the three months preceding the grant date. The result is then annualized and compounded. Our expected term assumption is based on the period from date of grant through the end of the performance evaluation period. Our risk-free interest rate assumption corresponds to the expected term and is based on the U.S. Treasury yield curve in effect at the time of grant.
For stock option awards, the fair value is estimated on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model requires that we make assumptions about the stock price volatility, dividend yield, expected term of the stock option and risk-free interest rates. Our expected stock price volatility assumption is derived from the historical volatility of our common stock. The expected dividend yield assumption is determined by dividing the anticipated annual dividend payment by the stock price on the date of grant. We determine our expected term assumption using a midpoint scenario that combines our historical exercise data with hypothetical exercise data for our unexercised stock options. Our risk-free interest rate assumption corresponds to the expected term assumption and is based on the U.S. Treasury yield curve in effect at the time of grant.
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
Financial Instruments. We use financial instruments, including foreign exchange forward contracts, foreign exchange option contracts and interest rate derivatives, to manage our exposure to movements in foreign exchange rates and interest rates. The use of these financial instruments modifies our exposure to these risks in order to minimize the potential negative impact and/or to reduce the volatility that these risks may have on our financial results.
We use foreign exchange forward and foreign exchange option contracts to hedge certain non-functional currency denominated intercompany and third-party transactions. In addition, foreign exchange forward and foreign exchange option contracts are used to hedge certain of our foreign net investments. From time to time, we use interest rate swap contracts to hedge our long-term fixed-rate debt and/or our short-term variable-rate debt.
We recognize all such financial instruments on the balance sheet at their fair values, as either assets or liabilities, with an offset to current or comprehensive earnings, depending on whether the derivative is designated as part of an effective hedge transaction and, if it is, the type of hedge transaction. If a derivative instrument meets certain hedge accounting criteria, it is designated as one of the following on the date it is entered into:

NOTES TO CONSOLIDATED FINANCIAL STATEMENT - (Continued)
(Tabular dollar amounts in millions, except per share data)

Fair Value Hedge – A hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment. For fair value hedge transactions, both the effective and ineffective portions of the changes in the fair value of the derivative and changes in the fair value of the item being hedged are recorded in current earnings.
Cash Flow Hedge – A hedge of the exposure to variability in the cash flows of a recognized asset, liability or a forecasted transaction. For cash flow hedge transactions, the effective portion of the changes in fair value of derivatives are reported as other comprehensive income (“OCI”) and are recognized in current earnings in the period during which the hedged transaction affects current earnings. Amounts excluded from the effectiveness calculation and any ineffective portions of the change in fair values of the derivative are recognized in current earnings.
We formally document all relationships between hedging instruments and hedged items for a derivative to qualify as a hedge at inception and throughout the hedged period, and we have documented policies for managing our exposures. Derivative financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedge instrument and the item being hedged. The hedge accounting effectiveness is monitored on an ongoing basis, and if considered ineffective, we discontinue hedge accounting prospectively. See Note 7 to the consolidated financial statements included in this Annual Report on Form 10-K.
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
In February 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-02 “Leases (Topic 842).” This standard requires entities that lease assets to recognize on the balance sheet the assets and liabilities for the rights and obligations created by those leases. The standard is effective for fiscal years and the interim periods within those fiscal years beginning after December 15, 2018. The guidance is required to be applied by the modified retrospective transition approach. Early adoption is permitted. We are currently assessing the impact of the adoption of this authoritative guidance on our consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

In November 2015, the FASB issued ASU 2015-17 “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” This standard requires entities to present deferred tax assets and deferred tax liabilities to be classified as noncurrent in the balance sheet. The standard is effective for fiscal years and the interim periods within those fiscal years beginning after December 15, 2016. The guidance can be applied either prospectively or retrospectively. In the period that the ASU is adopted, an entity will need to disclose the nature of and the reason for the change in accounting principle. If the new guidance is applied prospectively, the entity should disclose that prior balance sheets were not retrospectively adjusted. If the new guidance is applied retrospectively, the entity will need to disclose the quantitative effects of the change on the prior balance sheets presented. Early adoption is permitted. We do not expect that the adoption of this authoritative guidance will have a material impact on our consolidated financial statements.
In September 2015, the FASB issued ASU 2015-16 “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.” This standard eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. The new standard requires an acquirer to recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. In addition, it requires the acquirer to record in the same period’s financial statements, the effect on earnings of changes in depreciation, amortization, or other income effects, if any, as a result of the change to the provisional amounts as if the accounting had been completed at the acquisition date. This standard was effective prospectively for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early application is permitted. We have adopted the guidance of this standard prospectively during the quarter ended September 30, 2015 in connection with the accounting for measurement-period adjustments related to our acquisitions of Dun & Bradstreet Credibility Corp. (“DBCC”) and NetProspex. The adoption of this authoritative guidance did not have a material impact on our consolidated financial statements. See Note 18 to the consolidated financial statements included in this Annual Report for further details on the acquisitions.
In August 2015, the FASB issued ASU 2015-15 “Interest-Imputation (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” This standard incorporates into the Accounting Standards Codification (“ASC”) the Securities and Exchange Commission’s (“SEC”) view on the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. The SEC staff announced that it would not object to an entity presenting the cost of securing a revolving line-of-credit as an asset, regardless of whether a balance is outstanding. The guidance in this ASU provides an alternative for presentation of these costs. This guidance retains the requirement to subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. We do not expect that the adoption of this authoritative guidance will have a material impact on our consolidated financial statements.
In July 2015, the FASB issued ASU 2015-12 “Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962) and Health and Welfare Benefit Plans (Topic 965): I. Fully Benefit-Responsive Investment Contracts; II. Plan Investment Disclosures; III. Measurement Date Practical Expedient.” This three-part ASU simplifies current benefit plan accounting and requires (i) fully benefit-responsive investment contracts (“FBRICs) to be measured, presented, and disclosed only at contract value and accordingly removes the requirement to reconcile their contract value to fair value; (ii) benefit plans to disaggregate their investments measured using fair value by general type, either on the face of the financial statements or in the notes to the financial statements; (iii) the net appreciation or depreciation in investments for the period to be presented in the aggregate rather than by general type, and removes certain disclosure requirements relevant to individual investments that represent five percent or more of net assets available for benefits. Further, the amendments in this ASU eliminate the requirement to disclose the investment strategy for certain investments that are measured using Net Asset Value (“NAV”) per share using the practical expedient in the FASB ASC Topic 820. Part III of the ASU provides a practical expedient to permit employee benefit plans to measure investments and investment-related accounts as of the month-end that is closest to the plan’s fiscal year-end, when the fiscal period does not coincide with a month-end, while requiring certain additional disclosures. The amendments in Parts I and II of this standard were effective retrospectively for fiscal years beginning after December 15, 2015. The amendments in Part III of this standard were effective prospectively for fiscal years beginning after December 15, 2015. Early application for all amendments is permitted. We do not expect that the adoption of this authoritative guidance will have a material impact on our consolidated financial statements.
In May 2015, the FASB issued ASU 2015-08 “Business Combinations (Topic 805): Pushdown Accounting - Amendments to SEC Paragraphs Pursuant to Staff Accounting Bulletin No. 115.” This standard removes the Securities and Exchange Commission’s guidance on pushdown accounting from the FASB ASC, and conforms it with ASU 2014-17 “Business Combinations (Topic 805): Pushdown Accounting (a Consensus of the FASB Emerging Issues Task Force).” This standard became effective upon issuance as it relates to new change-in-control events or to the most recent change-in-control events consistent with ASU 2014-17. The adoption of the amendments in this guidance did not have a material impact on our consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

In May 2015, the FASB issued ASU 2015-07 “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or its Equivalent).” This standard removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the NAV per share practical expedient. In addition, this standard eliminates the requirement to make certain disclosures for all investments that are eligible to be measured at fair value using the NAV per share practical expedient, and instead limits the disclosure to those investments for which the entity has elected to measure fair value using the NAV practical expedient. The new standard retains the existing requirement to disclose information related to the nature and risks of investments for which fair value is measured using the NAV per share practical expedient and requires expanded disclosures. The standard was effective for fiscal years and the interim periods within those fiscal years beginning on or after December 15, 2015. The guidance should be applied retrospectively to all periods presented. Early adoption is permitted. We have adopted the guidance of this standard retrospectively during the second quarter ended June 30, 2015. The adoption of this authoritative guidance did not have a material impact on our consolidated financial statements.
In April 2015, the FASB issued ASU 2015-05 “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This standard provides guidance to assist an entity in evaluating the accounting for fees paid by a customer in a cloud computing arrangement. Specifically, the amendments in this update provide guidance to customers related to whether a cloud computing arrangement includes a software license. If the cloud computing arrangement includes a software license, the guidance requires that the customer account for the software license element of the arrangement in a manner consistent with the acquisition of other software licenses. Where the arrangement does not include a software license, the guidance requires the customer to account for the arrangement as a service contract. The amendments in this update apply only to internal-use software that a customer obtains access to in a hosting arrangement if certain criteria are met. The new standard supersedes certain guidance in ASC 350-40 “Internal-Use Software” which will require the accounting for all software licenses within the scope of such guidance to be consistent with the accounting for other licenses of intangible assets. The standard was effective for fiscal years and the interim periods within those fiscal years beginning on or after December 15, 2015. The guidance may be applied (i) prospectively to all arrangements entered into or materially modified after the effective date, or (ii) retrospectively. The standard requires additional disclosures under each method of adoption. Early adoption is permitted. We do not expect that the adoption of this authoritative guidance will have a material impact on our consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03 “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” The new standard requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability in a manner consistent with the treatment for debt discounts. The amendments in this update do not affect the recognition and measurement guidance for debt issuance costs. In addition, the ASU requires that the amortization of debt issuance costs be reported as interest expense. The standard was effective for fiscal years and the interim periods within those fiscal years beginning on or after December 15, 2015. The guidance should be applied retrospectively to all prior periods presented in the financial statements, subject to the disclosure requirements for a change in an accounting principle. Early adoption is permitted for financial statements that have not been previously issued. We do not expect that the adoption of this authoritative guidance will have a material impact on our consolidated financial statements.
In January 2015, the FASB issued ASU 2015-01 “Income Statement Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” This standard eliminates such concept from existing GAAP. Under the new guidance an entity is no longer required to: (i) segregate an extraordinary item from the results of ordinary operations; (ii) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; and (iii) disclose income taxes and earnings-per share data applicable to an extraordinary item. The new standard retains the existing requirement to separately present on a pre-tax basis within income from continuing operations items that are of an unusual nature or occur infrequently. Additionally, the new standard requires similar separate presentation of items that are both unusual and infrequent in nature. The standard was effective for fiscal years and the interim periods within those fiscal years beginning on or after December 15, 2015. The guidance may be applied prospectively or retrospectively to all prior periods presented in the financial statements, with additional disclosures for entities electing prospective application. Early application is permitted as of the beginning of the fiscal year of adoption. We do not expect that the adoption of this authoritative guidance will have a material impact on our consolidated financial statements.
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
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes and replaces nearly all existing GAAP revenue recognition guidance, including industry-specific guidance. The authoritative guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The five steps are: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations; and (v) recognize revenue when or as each performance obligation is satisfied. The authoritative guidance applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. The authoritative guidance requires significantly expanded disclosures about revenue recognition and was initially effective for fiscal years and the interim periods within these fiscal years beginning on or after December 15, 2016. In August 2015, the FASB issued ASU 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” This standard defers for one year the effective date of ASU 2014-09. The deferral will result in this standard being effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016 including interim reporting periods within that reporting period. We are currently assessing the impact of the adoption of this authoritative guidance on our consolidated financial statements.
In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity,” which changes the requirements for reporting discontinued operations by limiting it to disposals representing a strategic shift that has or will have a major effect on the entity’s operations and financial results. An entity is now required to: (i) present the assets and liabilities of a disposal group that includes a discontinued operation separately in the statement of financial position; and (ii) expand disclosures about the discontinued operations. The authoritative guidance was effective for fiscal years and the interim periods within those fiscal years beginning on or after December 15, 2014 and should be applied on a prospective basis. We adopted the provisions of this guidance in connection with the reporting and disclosure requirements related to the divestiture of our business in Australia and New Zealand. See Note 17 to the consolidated financial statements included in this Annual Report for further details on the divestiture.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

During the year ended December 31, 2015, we recorded a $32.3 million restructuring charge. The significant components of these charges included:

•
Severance and termination costs of $30.9 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 380 employees were impacted. Of these 380 employees, 375 employees exited the Company in 2015 and 5 employees will exit the Company in 2016. The cash payments for these employees will be substantially completed by the third quarter of 2016; and

•	Contract termination, lease termination obligations and other exit costs including those to consolidate or close facilities of $1.4 million.

During the year ended December 31, 2014, we recorded a $14.9 million restructuring charge. The significant components of these charges included:

•
Severance and termination costs of $13.0 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 155 employees were impacted. Of these 155 employees, 145 employees exited the Company in 2014 and 10 employees exited the Company in 2015. The cash payments for these employees were substantially completed by the second quarter of 2015; and

•	Contract termination, lease termination obligations and other exit costs including those to consolidate or close facilities and impairments of $1.9 million.
During the year ended December 31, 2013, we recorded a $13.9 million restructuring charge. The significant components of these charges included:

•
Severance and termination costs of $8.2 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 160 employees were impacted. Of these 160 employees, 140 employees exited the Company in 2013 and 20 employees exited the Company in 2014. The cash payments for these employees were substantially completed by the second quarter of 2014; and

•	Contract termination, lease termination obligations and other exit costs including those to consolidate or close facilities of $5.7 million.
The following tables set forth, in accordance with ASC 712-10 and/or ASC 420-10, the restructuring reserves and utilization:

	Severance and Termination	Contract Termination, Lease Termination Obligations and Other Exit Costs	Total
Restructuring Charges:
Balance Remaining as of January 1, 2013	$9.4	$2.3	$11.7
Charge Taken during the Year Ended December 31, 2013	8.2	5.7	13.9
Payments/Asset Impairment (1) during the Year Ended December 31, 2013	(11.8)	(3.4)	(15.2)
Balance Remaining as of December 31, 2013	$5.8	$4.6	$10.4
Charge Taken during the Year Ended December 31, 2014	13.0	1.9	14.9
Payments during the Year Ended December 31, 2014	(10.7)	(4.7)	(15.4)
Balance Remaining as of December 31, 2014	$8.1	$1.8	$9.9
Charge Taken during the Year Ended December 31, 2015	30.9	1.4	32.3
Payments during the Year Ended December 31, 2015	(20.4)	(0.9)	(21.3)
Balance Remaining as of December 31, 2015	$18.6	$2.3	$20.9

(1)	We incurred an asset impairment of $0.5 million in the first quarter of 2013 related to the termination of a lease.
For initiatives taken during the years ended December 31, 2014 and 2013, all actions were substantially completed as of December 31, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Note 4. Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (“AOCI”) as of December 31, 2015 and 2014:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
December 31, 2013	$(186.7)	$(552.2)	$0.1	$(738.8)
Other Comprehensive Income Before Reclassifications	(46.7)	(156.9)	(0.1)	(203.7)
Amounts Reclassified From Accumulated Other Comprehensive Income, net of tax	—	20.4	—	20.4
December 31, 2014	$(233.4)	$(688.7)	$—	$(922.1)
Other Comprehensive Income Before Reclassifications	(85.1)	(9.9)	—	(95.0)
Amounts Reclassified From Accumulated Other Comprehensive Income, net of tax	26.8	24.8	—	51.6
December 31, 2015	$(291.7)	$(673.8)	$—	$(965.5)
The following table summarizes the reclassifications out of AOCI as of December 31, 2015, 2014 and 2013:

Details About Accumulated Other Comprehensive Income Components	Affected Line Item in the Statement Where Net Income is Presented	Amount Reclassified from Accumulated Other Comprehensive Income
		For the Years Ended December 31,
		2015	2014	2013
Foreign Currency Translation Adjustments:
Sale of Business	Loss on Disposal of Business, Net of Income Taxes	$26.8	$—	$—

Defined Benefit Pension Plans:
Amortization of Prior Service Costs	Selling and Administrative Expenses	$(0.9)	$(1.5)	$(6.4)
	Operating Expenses	(0.5)	(0.6)	(2.5)
Amortization of Actuarial (Gain) Loss	Selling and Administrative Expenses	26.9	24.9	30.5
	Operating Expenses	14.3	10.1	11.8
Total Before Tax		39.8	32.9	33.4
Tax (Expense) Benefit		(15.0)	(12.5)	(12.5)
Total After Tax		$24.8	$20.4	$20.9

Total Reclassifications for the Period, Net of Tax		$51.6	$20.4	$20.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Note 5. Income Taxes

Income before provision for income taxes consisted of:

	For the Years Ended December 31,
	2015	2014	2013
U.S.	$167.8	$220.4	$319.0
Non-U.S.	112.2	119.8	67.3
Income Before Provision for Income Taxes, and Equity in Net Income of Affiliates	$280.0	$340.2	$386.3

The provision for income taxes consisted of:

	For the Years Ended December 31,
	2015	2014	2013
Current Tax Provision:
U.S. Federal	$23.6	$2.6	$81.4
State and Local	6.7	11.6	8.2
Non-U.S.	18.2	21.6	20.0
Total Current Tax Provision	$48.5	$35.8	$109.6
Deferred Tax Position:
U.S. Federal	$19.6	$6.5	$30.9
State and Local	1.0	4.3	(2.6)
Non-U.S.	5.1	7.7	(2.3)
Total Deferred Tax Provision	$25.7	$18.5	$26.0
Provision for Income Taxes	$74.2	$54.3	$135.6

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and our effective tax rate for financial statement purposes:

	For the Years Ended December 31,
	2015	2014	2013
Statutory Tax Rate	35.0%	35.0%	35.0%
State and Local Taxes, net of U.S. Federal Tax Benefits	2.0	3.1	0.9
Nondeductible Charges	3.4	4.2	0.1
U.S. Taxes on Foreign Income	2.3	1.5	1.3
Non-U.S. Taxes	(6.5)	(1.5)	(1.6)
Valuation Allowance	(1.0)	—	0.3
Interest	(0.9)	(2.0)	0.6
Tax Credits and Deductions	(1.1)	(5.0)	(2.1)
Tax Impact of Earnings Repatriation (1)	(1.0)	—	—
Tax Contingencies Related to Uncertain Tax Positions	(1.0)	(4.3)	0.3
Impact of Legacy Tax Matters (2)	(4.6)	(15.3)	—
Other	(0.1)	0.3	0.3
Effective Tax Rate	26.5%	16.0%	35.1%
(1) Impact for 2015 was due to the recognition of a U.S. tax benefit on the repatriation of the current and prior year earnings, in the amount of $132.5 million, from the Company’s subsidiaries in Canada and Japan. Of the $132.5 million, $123.0 million was distributed in the fourth quarter of 2015 and $9.5 million will be distributed during 2016. The tax benefit is due to the recognition of foreign tax credits in excess of the U.S. taxes due on the repatriation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

(2) The impact for 2015 was due to the release of reserves for uncertain tax positions as a result of the expiration of the statute of limitations for the 2011 tax year. The impact for 2014 was due to the release of reserves for uncertain tax positions as a result of the effective settlement of audits for the 2007 - 2009 tax years and the expiration of the statute of limitations for the 2010 tax year.
Income taxes paid were $72.8 million, $108.5 million and $125.0 million for the years ended December 31, 2015, 2014 and 2013, respectively. Income taxes refunded were $1.6 million, $1.0 million and $4.9 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Deferred tax assets (liabilities) are comprised of the following:

	December 31,
	2015	2014
Deferred Tax Assets:
Operating Losses	$34.0	$33.5
Restructuring Costs	7.6	2.6
Bad Debts	4.1	4.4
Accrued Expenses	11.8	9.1
Capital Loss and Credit Carryforwards	19.4	17.7
Pension and Postretirement Benefits	214.4	223.1
Other	2.0	0.7
Total Deferred Tax Assets	293.3	291.1
Valuation Allowance	(38.3)	(36.8)
Net Deferred Tax Assets	$255.0	$254.3
Deferred Tax Liabilities:
Intangibles	$(145.5)	$(20.3)
Fixed Assets	(3.7)	(3.9)
Foreign Exchange	(4.9)	(3.9)
Other	(1.0)	1.2
Total Deferred Tax Liabilities	$(155.1)	$(26.9)
Net Deferred Tax Assets	$99.9	$227.4
During 2015, a tax benefit of $3.0 million was recorded related to a repatriation of 2015 and prior year earnings, in the amount of $132.5 million, from the Company’s subsidiaries in Canada and Japan. Of the $132.5 million, $123.0 million was distributed in the fourth quarter of 2015 and $9.5 million will be distributed during 2016. The tax benefit is due to the recognition of foreign tax credits in excess of the U.S. taxes due on the repatriation. This remittance was affected to partially offset the funding requirement associated with acquisitions in 2015.
We have not provided for U.S. deferred income taxes or foreign withholding taxes on the remaining $598.0 million of undistributed earnings of our other non-U.S. subsidiaries as of December 31, 2015, since we intend to reinvest these earnings indefinitely. Additionally, we have not determined the tax liability if such earnings were remitted to the U.S., as the determination of such liability is not practicable.
We have federal, state and local, and foreign tax loss carry-forwards, the tax effect of which was $34.0 million as of December 31, 2015. Approximately $21.3 million of these tax benefits have an indefinite carry-forward period. The remainder of $12.7 million expires at various times between 2016 and 2035. Additionally, we have non-US capital loss carryforwards, the tax effect of which was $17.2 million, $11.0 million and $11.4 million for the years ended December 31, 2015, 2014 and 2013 respectively.
We have established valuation allowances against non-U.S. net operating losses and capital loss carryforwards in the amounts of $37.5 million, $35.4 million and $37.7 million for the years ended December 31, 2015, 2014 and 2013, respectively, because in the opinion of our management, the non-U.S. net operating losses and capital loss carryforwards are more likely than not to expire before we can utilize them.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

For the year ended December 31, 2015, we decreased our unrecognized tax benefits by $17.0 million (net of increases). The decrease primarily relates to the reduction of the prior year tax positions and expiration of applicable statute of limitations. The total amount of gross unrecognized tax benefits as of December 31, 2015, 2014 and 2013 were $9.1 million, $26.1 million and $101.5 million, respectively.
We or one of our subsidiaries file income tax returns in the U.S. federal, and various state, local and foreign jurisdictions. In the U.S. federal jurisdiction, we are no longer subject to examination by the Internal Revenue Service (“IRS”) for years prior to 2012. In state and local jurisdictions, with a few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2011. In foreign jurisdictions, with a few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2010.
The following is a reconciliation of the gross unrecognized tax benefits:

Gross Unrecognized Tax Benefits as of January 1, 2013	$96.6
Additions for Prior Years’ Tax Positions	5.7
Additions for Current Years’ Tax Positions	0.6
Addition due to CTA	—
Reduction in Prior Years’ Tax Positions (1)	(0.4)
Settlements with Taxing Authority	(1.0)
Gross Unrecognized Tax Benefits as of December 31, 2013	101.5
Additions for Prior Years’ Tax Positions	2.0
Additions for Current Years’ Tax Positions	0.5
Settlements with Taxing Authority	(3.9)
Reduction due to CTA	(0.1)
Reduction in Prior Years’ Tax Positions (1)	(57.1)
Reduction Due to Expired Statute of Limitations (2)	(16.8)
Gross Unrecognized Tax Benefits as of December 31, 2014	26.1
Additions for Prior Years’ Tax Positions	0.5
Additions for Current Years’ Tax Positions	0.4
Settlements with Taxing Authority	(0.3)
Addition due to CTA	—
Reduction in Prior Years’ Tax Positions	(0.2)
Reduction Due to Expired Statute of Limitations (3)	(17.4)
Gross Unrecognized Tax Benefits as of December 31, 2015	$9.1

(1)	The decrease is primarily due to the release of reserves for uncertain tax positions as a result of the effective settlement of audits for the 2007 - 2009 tax years.

(2)	The decrease is primarily due to the release of reserves as a result of the expiration of the statute of limitations for the 2010 tax year.

(3)	The decrease is primarily due to the release of reserves as a result of the expiration of the statute of limitations for the 2011 tax year.
The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $8.4 million, net of tax benefits. At December 31, 2015, we anticipate that it is reasonably possible that total unrecognized tax benefits could decrease by approximately $6 million within the next 12 months as a result of audit settlements and the expiration of applicable statute of limitations.
We recognize accrued interest expense related to unrecognized tax benefits in the Provision for Income Taxes line in the consolidated statement of operations and other comprehensive income. The total amount of interest expense, net of tax benefits, recognized for the years ended December 31, 2015, 2014 and 2013 was $0.5 million, $1.1 million and $2.3 million, respectively. The total amount of accrued interest as of December 31, 2015 and 2014 was $0.5 million and $3.1 million, net of tax benefits, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Note 6. Notes Payable and Indebtedness
Our borrowings are summarized in the following table:

	Principal		Carrying Value
	Amount	Maturity	December 31,
			2015	2014
Debt Maturing Within One Year:
2.875% senior notes issued in November 2010 (1) (5)	$300	November 15, 2015	$—	$299.8
Fair Value Adjustment Related to Hedged Debt (8)			—	1.2
Term Loan			20.0	—
Other			—	0.1
Total Short-Term Debt			$20.0	$301.1

Debt Maturing After One Year:
3.25% senior notes issued in December 2012 (2) (5) (6)	$450	December 1, 2017	$450.0	$450.0
4.375% senior notes issued in December 2012 (3) (5) (6)	$300	December 1, 2022	298.0	297.7
4.00% senior notes issued in June 2015 (4) (5) (7)	$300	June 15, 2020	298.9	—
Term Loan		November 13, 2020	375.0	—
Revolving Credit Facility			382.2	604.5
Total Long-Term Debt			$1,804.1	$1,352.2
(1) The notes were issued at a discount of $1.1 million. In connection with the issuance, we incurred underwriting and other fees of approximately $2.5 million, which were amortized over the life of the note.
(2) The notes were issued at a discount of less than $0.1 million with a remaining balance of less than $0.1 million at December 31, 2015. In connection with the issuance, we incurred underwriting and other fees of approximately $3.4 million, which we are amortizing over the life of the note.

(3)
The notes were issued at a discount of $2.9 million with a remaining balance of $2.0 million at December 31, 2015. In connection with the issuance, we incurred underwriting and other fees of approximately $2.5 million which we are amortizing over the life of the note.

(4) The notes were issued at a discount of $1.2 million with a remaining balance of $1.0 million at December 31, 2015. In connection with the issuance, we incurred underwriting and other fees of approximately $2.9 million which we are amortizing over the life of the note.
(5) The notes contain certain covenants that limit our ability to create liens, enter into sale and leaseback transactions and consolidate, merge or sell assets to another entity. We were in compliance with these non-financial covenants at December 31, 2015 and 2014. The notes do not contain any financial covenants.
(6) The interest rates are subject to upward adjustment if our debt ratings decline three levels below the Standard & Poor’s® and/or Fitch® BBB+ credit ratings that we held on the date of issuance. After a rate adjustment, if our debt ratings are subsequently upgraded, the adjustment(s) would reverse. The maximum adjustment is 2.00% above the initial interest rates and the rates cannot adjust below the initial interest rates. As of December 31, 2015, no such adjustments to the interest rates were required.
(7) The interest rates are subject to an adjustment if our debt ratings decline one level below the Standard & Poor’s BBB- credit rating and/or two levels below the Fitch BBB credit rating that we held on the date of issuance. After a rate adjustment, if our debt ratings are subsequently upgraded, the adjustment(s) would reverse. The maximum adjustment is 2.00% above the initial interest rate and the rate cannot adjust below the initial interest rate. As of December 31, 2015, no such adjustments to the interest rate were required.
(8) Related to the unamortized balance resulted from the termination of an interest rate derivative associated with the 2.875% senior notes which matured in November 2015. We recognized $1.2 million and $1.3 million in “Interest Expense” in the consolidated statement of operations and comprehensive income in 2015 and 2014, respectively, associated with the amortization.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Term Loan Facility

On May 14, 2015, we entered into a delayed draw unsecured term loan facility which provided for borrowings in the form of up to two drawdowns in an aggregate principal amount of up to $400 million at any time up to and including November 15, 2015 (the “term loan facility”). The term loan facility matures five years from the date of the initial drawdown. Proceeds under the term loan facility were designated to be used for general corporate purposes including the refinancing of the 2.875% senior notes that matured in November 2015 and the repayment of borrowings outstanding under the $1 billion revolving credit facility. Borrowings under the term loan facility bear interest at a rate of LIBOR plus a spread of 137.5 basis points. Our initial draw down under the term loan facility in the amount of $400 million was made in November 2015, establishing a facility maturity of November 2020. We also committed to repay the borrowings in prescribed installments over the five year period. We had $395.0 million of borrowings outstanding under the term loan facility at December 31, 2015, of which $20.0 million and $375.0 million were classified within “Short-Term Debt” and “Long-Term Debt”, respectively. The associated weighted average interest rate was 1.73%.
In connection with the placement of the term loan facility, we incurred $1.9 million in structuring and other fees. The term loan facility requires the maintenance of interest coverage and total debt to Earnings Before Income Taxes, Depreciation and Amortization (“EBITDA”) ratios, which are defined in the term loan facility credit agreement and which are generally identical to those contained in the $1 billion revolving credit facility. We were in compliance with the term loan facility financial and non-financial covenants at December 31, 2015.
Revolving Credit Facility

On July 23, 2014, we amended and extended our then-existing $800 million revolving credit facility, increasing the facility amount to $1 billion and extending the maturity to July 2019. The $1 billion revolving credit facility was amended with commercial terms substantially similar to the then-existing $800 million revolving credit facility, with the same financial covenants and at borrowing rates that reflect the prevailing market for companies of similar credit quality. Borrowings under the $1 billion revolving credit facility bear interest at a rate of LIBOR plus a spread of 110.0 basis points. The revolving credit facility requires the maintenance of interest coverage and total debt to EBITDA ratios which are defined in the $1 billion revolving credit facility credit agreement. We were in compliance with the $1 billion revolving credit facility financial and non-financial covenants at December 31, 2015 and December 31, 2014.
At December 31, 2015 and 2014, we had $382.2 million and $604.5 million, respectively, of borrowings outstanding under the $1 billion revolving credit facility with weighted average interest rates of 1.51% and 1.38%, respectively. In accordance with ASC 470, “Debt,” a short-term obligation that will be refinanced with successive short-term obligations may be classified as non-current as long as the cumulative period covered by the financing agreement is uninterrupted and extends beyond one year.  Accordingly, the outstanding balances under the revolving credit facility were classified as “Long-Term Debt” as of December 31, 2015 and 2014, respectively.

We borrowed under this facility from time to time during the year ended December 31, 2015 to supplement the timing of receipts in order to fund our working capital and the acquisition of NetProspex and a portion of the consideration for DBCC. During the year ended December 31, 2014, we borrowed under this facility from time to time to fund a portion of our share repurchases. This facility also supports our commercial paper program. Under this program, we may issue from time to time unsecured promissory notes in the commercial paper market in private placements exempt from registration under the Securities Act of 1933, as amended, for a cumulative face amount not to exceed $800 million outstanding at any one time and with maturities not exceeding 364 days from the date of issuance. Outstanding commercial paper would effectively reduce the amount available for borrowing under our $1 billion revolving credit facility. We did not borrow under our commercial paper program during the years ended December 31, 2015 and 2014.
Other
At December 31, 2014, certain of our international operations had an uncommitted line of credit of $1.8 million. There were no borrowings outstanding under this line of credit at December 31, 2014. The arrangement had no material facility fees and no compensating balance requirements. This arrangement was terminated in October 2015.
At December 31, 2015 and 2014, we were contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties and parent guarantees in favor of certain of our banks totaling $2.6 million and $4.6 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Interest paid for all outstanding debt totaled $49.9 million, $42.4 million and $39.9 million during the years ended December 31, 2015, 2014 and 2013, respectively.
Note 7. Financial Instruments
We employ established policies and procedures to manage our exposure to changes in interest rates and foreign currencies. We use foreign exchange forward and option contracts to hedge short-term foreign currency denominated loans and certain third-party and intercompany transactions. We may also use foreign exchange forward contracts to hedge our net investments in our foreign subsidiaries. In addition, we may use interest rate derivatives to hedge a portion of the interest rate exposure on our outstanding debt or in anticipation of a future debt issuance, as discussed under “Interest Rate Risk Management” below.
We do not use derivative financial instruments for trading or speculative purposes. If a hedging instrument ceases to qualify as a hedge in accordance with hedge accounting guidelines, any subsequent gains and losses are recognized currently in income. Collateral is generally not required for these types of instruments.
By their nature, all such instruments involve risk, including the credit risk of non-performance by counterparties. However, at December 31, 2015 and 2014, there was no significant risk of loss in the event of non-performance of the counterparties to these financial instruments. We control our exposure to credit risk through monitoring procedures.
Our trade receivables do not represent a significant concentration of credit risk at December 31, 2015 and 2014, because we sell to a large number of customers in different geographical locations and industries.
Interest Rate Risk Management
Our objective in managing our exposure to interest rates is to limit the impact of interest rate changes on our earnings, cash flows and financial position, and to lower our overall borrowing costs. To achieve these objectives, we maintain a policy that floating-rate debt be managed within a minimum and maximum range of our total debt exposure. To manage our exposure and limit volatility, we may use fixed-rate debt, floating-rate debt and/or interest rate swaps. We recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. As of December 31, 2015 and 2014, we did not have any interest rate derivatives outstanding.
Foreign Exchange Risk Management
Our objective in managing exposure to foreign currency fluctuations is to reduce the volatility caused by foreign exchange rate changes on the earnings, cash flows and financial position of our international operations. We follow a policy of hedging balance sheet positions denominated in currencies other than the functional currency applicable to each of our various subsidiaries. In addition, we are subject to foreign exchange risk associated with our international earnings and net investments in our foreign subsidiaries. We use short-term, foreign exchange forward and, from time to time, option contracts to execute our hedging strategies. Typically, these contracts have maturities of 12 months or less. These contracts are denominated primarily in the British pound sterling, the Euro and Canadian dollar. The gains and losses on the forward contracts associated with our balance sheet positions are recorded in “Other Income (Expense) – Net” in the consolidated statements of operations and comprehensive income and are essentially offset by the losses and gains on the underlying foreign currency transactions. Our foreign exchange forward contracts are not designated as hedging instruments under authoritative guidance.
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
As of December 31, 2015 and 2014, the notional amounts of our foreign exchange forward contracts were $326.8 million and $296.4 million, respectively.
Realized gains and losses associated with these contracts were $31.0 million and $46.9 million, respectively, for the year ended December 31, 2015; $15.1 million and $23.0 million, respectively, for the year ended December 31, 2014; and $17.5 million and $24.7 million, respectively, for the year ended December 31, 2013. Unrealized gains and losses associated with these contracts were $0.5 million and $0.3 million, respectively, at December 31, 2015; $0.4 million and $0.1 million, respectively, at December 31, 2014; and $0.4 million and $0.4 million, respectively, at December 31, 2013.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Fair Values of Derivative Instruments in the Consolidated Balance Sheets

	Asset Derivatives				Liability Derivatives
	December 31, 2015		December 31, 2014		December 31, 2015		December 31, 2014
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other Current Assets	$0.5	Other Current Assets	$0.4	Other Accrued & Current Liabilities	$0.3	Other Accrued & Current Liabilities	$0.1
Total derivatives not designated as hedging instruments		$0.5		$0.4		$0.3		$0.1
Total Derivatives		$0.5		$0.4		$0.3		$0.1
The Effect of Derivative Instruments on the Consolidated Statements of Operations and Comprehensive Income

Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		For the Year Ended December 31,
		2015	2014	2013
Foreign exchange forward contracts	Non-Operating Income (Expenses) – Net	$(16.0)	$(7.6)	$(6.8)
Foreign exchange option contracts	Non-Operating Income (Expenses) – Net	$(0.1)	$—	$—
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and December 31, 2014, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value. Level inputs, as defined by authoritative guidance, are as follows:

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
The following table summarizes fair value measurements by level at December 31, 2015 for assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Balance at December 31, 2015
Assets:
Cash Equivalents (1)	$346.3	$—	$—	$346.3
Other Current Assets:
Foreign Exchange Forwards (2)	$—	$0.5	$—	$0.5
Liabilities:
Other Accrued and Current Liabilities:
Foreign Exchange Forwards (2)	$—	$0.3	$—	$0.3
Contingent Consideration (3)	$—	$—	$6.0	$6.0
Other Non-Current Liabilities
Contingent Consideration (3)	$—	$—	$9.1	$9.1

(1)	Cash equivalents represent fair value as it consists of highly liquid investments with an initial term from the date of purchase by the Company to maturity of three months or less.

(2)	Primarily represents foreign currency forward contracts. Fair value is determined utilizing a market approach and considers a factor for nonperformance in the valuation.

(3)
Relates to our contingent consideration liability associated with the acquisition of DBCC in the second quarter of 2015. See Note 18 to the consolidated financial statements included in this Annual Report on Form 10-K for further detail.

There were no transfers between Levels 1 and 2 for the year ended December 31, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

The following table summarizes fair value measurements by level at December 31, 2014 for assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Balance at December 31, 2014
Assets:
Cash Equivalents (1)	$126.1	$—	$—	$126.1
Other Current Assets:
Foreign Exchange Forwards (2)	$—	$0.4	$—	$0.4
Liabilities:
Other Accrued and Current Liabilities:
Foreign Exchange Forwards (2)	$—	$0.1	$—	$0.1

(1)	Cash equivalents represent fair value as it consists of highly liquid investments with an initial term from the date of purchase by the Company to maturity of three months or less.

(2)	Primarily represents foreign currency forward contracts. Fair value is determined utilizing a market approach and considers a factor for nonperformance in the valuation.
There were no transfers between Levels 1 and 2 for the year ended December 31, 2014.
At December 31, 2015 and 2014, the fair value of cash and cash equivalents, accounts receivable, other receivables and accounts payable approximated carrying value due to the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on valuation models using discounted cash flow methodologies with market data inputs from globally recognized data providers and third-party quotes from major financial institutions (categorized as Level II in the fair value hierarchy), are as follows:

	Balance at December 31,
	2015		2014
	Carrying Amount (Asset) Liability	Fair Value (Asset) Liability	Carrying Amount (Asset) Liability	Fair Value (Asset) Liability
Short-term and Long-term Debt	$1,046.9	$1,051.3	$1,047.5	$1,082.1
Revolving Credit Facility	$382.2	$386.6	$604.5	$625.4
Term Loan Facility	$395.0	$409.7	$—	$—
Items Measured at Fair Value on a Nonrecurring Basis
In addition to assets and liabilities that are recorded at fair value on a recurring basis, we are required to record assets and liabilities at fair value on a nonrecurring basis as required by GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges.
During the fourth quarter of 2015, we recorded an impairment charge of $6.7 million in our Americas segment related to technology and software assets associated with certain in-process projects for the back-office supporting system and data management infrastructure as a result of management review during our annual strategic planning process. We decided to write off these assets primarily due to available alternative technology and increased expectations in the cost of development. We determined that the fair value of these assets was zero as there was no alternative use. Of the $6.7 million impairment charge, $2.2 million was included in “Operating Costs ” and $4.5 million was included in “Selling and Administrative Expenses.”
During the year ended December 31, 2015, we recorded a loss of $37.5 million related to the divestiture of our business in ANZ based on Level II fair value inputs (see “Fair Value of Financial Instruments” above for discussion on level inputs). We have reclassified the historical financial results of the ANZ business as discontinued operations at December 31, 2015. The loss was reflected in the results of the discontinued operations. See Note 17 to our consolidated financial statements included in this Annual Report on Form 10-K for further detail.
During the third quarter of 2014, we made a decision to exit from our facility in Parsippany, N.J. ("asset group") and placed the property on the market for sale. In October 2014, our Board of Directors approved the transaction. The expected sales price was approximately $8.5 million. As a result, it was more likely than not that the asset group would be sold significantly before the end of its previously expected useful life. We performed an assessment on the recoverability of the asset group in accordance with ASC 360-10-35 “Property, Plant and Equipment.” Comparison of the expected cash flows from the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

expected sale and the carrying value of the asset group indicated that the carrying amount of the asset group was not expected to be fully recoverable. Furthermore, the carrying value of the asset group was written down to its fair value. The fair value of the asset group was based on the quoted market price, which is considered a Level II input (see “Fair Value of Financial Instruments” above for discussion on level inputs). As a result, we recorded an impairment charge of $7.3 million in “Operating Costs” in the third quarter of 2014. The charge was included in our Americas reporting segment. Below is a summary of the components of the asset group and its carrying value as of September 30, 2014:

Carrying Value
Building and Building Improvements	$9.9
Land	4.7
Furniture and Fixtures	0.3
Machinery and Equipment	0.4
Total	$15.3
In December 2014, we entered into a sale arrangement for $8.5 million for this property pursuant to which our employees would continue to utilize this space until they could be relocated to our newly leased location at 101 JFK Parkway in Short Hills, New Jersey. We had ceased to depreciate the above asset group since the third quarter of 2014. The asset group was reported as “Current Assets Held for Sale” in our consolidated balance sheet at December 31, 2014. In December 2015, we completed the relocation of our employees previously located in the Parsippany property to our Short Hills location and closed the sale of the building, receiving final sales proceeds of $8.3 million.
During the fourth quarter of 2013, we recorded an impairment charge of $31.3 million primarily associated with technology and software assets that were primarily related to our data management infrastructure (data supply chain) in our Americas segment as we could improve data collection through other commercially available means, as needed. We determined that the fair value of these assets was zero based on Level III inputs (see “Fair Value of Financial Instruments” above for discussion on level inputs), as market data was not readily available. Of the $31.3 million impairment charge, $28.6 million was included in “Operating Costs” and $2.7 million was included in “Selling and Administrative Expenses” in our Americas segment.
During the fourth quarter of 2013, we also recorded an impairment charge of $1.7 million related to our Portal asset resulting from lower than expected product revenue. We decided to sunset the Portal product and migrate our existing Portal customers to an enhanced version of our existing D-U-N-S Registered Seal product. We determined that the fair value of these assets was zero based on Level III inputs (see “Fair Value of Financial Instruments” above for discussion on level inputs) as market data was not readily available. The impairment charge was included in “Operating Costs” in our Non-Americas segment.
Note 8. Capital Stock
The total number of shares of all classes of stock that we have authority to issue under our Certificate of Incorporation is 220,000,000 shares, of which 200,000,000 shares, par value $0.01 per share, represent Common Stock (the “Common Stock”); 10,000,000 shares, par value $0.01 per share, represent Preferred Stock (the “Preferred Stock”); and 10,000,000 shares, par value $0.01 per share, represent Series Common Stock (the “Series Common Stock”). The Preferred Stock and the Series Common Stock can be issued with varying terms, as determined by our Board of Directors. Our Board of Directors has designated 500,000 shares of the Preferred Stock as Series A Junior Participating Preferred Stock, par value $0.01 per share, and 1,400,000 shares of the Preferred Stock as Series B Preferred Stock (the “Series B Preferred Stock”), par value $0.01 per share.
Preferred Stock Issuance
On February 24, 2009, we authorized 1,400,000 shares of 4.0% Series B Preferred Stock and issued 1,345,757 of such shares to a wholly-owned subsidiary in an intercompany transaction in exchange for $1.2 billion of outstanding intercompany debt. This transaction was eliminated in consolidation. The Series B Preferred Stock was issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The terms of the Series B Preferred Stock were set forth in a Certificate of Designation amending our Certificate of Incorporation effective as of February 24, 2009. On December 31, 2015, all of the issued shares of the Series B Preferred Stock were canceled upon the liquidation of the wholly owned subsidiary. These transactions were undertaken in connection with worldwide legal entity simplifications.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Note 9. Earnings Per Share

We assess if any of our share-based payment transactions are deemed participating securities prior to vesting and therefore need to be included in the earnings allocation when computing EPS under the two-class method. The two-class method requires earnings to be allocated between common shareholders and holders of participating securities. All outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be a separate class of common stock and should be included in the calculation of basic and diluted EPS. Based on a review of our stock-based awards, we have determined that for the years ended December 31, 2015, 2014 and 2013, none of our stock-based awards are deemed to be participating securities.

We are required to include in our computation of diluted EPS any contingently issuable shares that would have satisfied all the necessary conditions by the end of the reporting period as if it were the end of the performance period. Contingently issuable shares are shares that have an issuance contingent upon the satisfaction of certain conditions other than just services. Beginning in 2013, we granted certain employees target awards of performance-based restricted stock units, in the form of leveraged restricted stock units or performance units. As the actual number of Dun & Bradstreet common shares ultimately received by the employee can range from zero to 200% of the target award depending on the Company’s actual performance against the pre-established market conditions or performance conditions, these awards are considered contingently issuable shares.

	For the Years Ended December 31,
	2015	2014	2013
Income from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders – Basic and Diluted	$204.2	$284.3	$248.7
Income (Loss) from Discontinued Operations – Net of Income Taxes	(35.4)	10.1	9.8
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders – Basic and Diluted	$168.8	$294.4	$258.5
Weighted Average Number of Shares Outstanding – Basic	36.1	36.5	39.1
Dilutive Effect of Our Stock Incentive Plans	0.3	0.4	0.4
Weighted Average Number of Shares Outstanding – Diluted	36.4	36.9	39.5
Basic Earnings (Loss) Per Share of Common Stock:
Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$5.66	$7.79	$6.36
Income (Loss) from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	(0.98)	0.27	0.25
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders	$4.68	$8.06	$6.61
Diluted Earnings (Loss) Per Share of Common Stock:
Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$5.61	$7.71	$6.29
Income (Loss) from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	(0.97)	0.28	0.25
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders	$4.64	$7.99	$6.54
The effect of stock-based awards (including contingently issuable shares) to acquire 77,607 shares, 19,320 shares and 99,154 shares of common stock were outstanding at December 31, 2015, 2014 and 2013, respectively, but were not included in the computation of diluted earnings per share because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being anti-dilutive. Our options generally expire ten years from the grant date and our stock awards vest generally within three to five years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Our share repurchases were as follows:

	For the Years Ended December 31,
Program	2015		2014			2013
	Shares	$ Amount	Shares		$ Amount	Shares		$ Amount

Share Repurchase Programs	—	$—	1,570,326	(a)	$165.0	3,545,513	(a)	$325.0
Repurchases to Mitigate the Dilutive Effect of the Shares Issued Under Our Stock Incentive Plans and Employee Stock Purchase Plan (“ESPP”)	—	—	541,326	(b)	60.0	962,686	(b)	95.0
Total Repurchases	—	$—	2,111,652		$225.0	4,508,199		$420.0

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

In August 2014, our Board of Directors approved a new $100 million share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and Employee Stock Purchase Program, and to be used for discretionary share repurchases from time to time.  Use of the new $100 million share repurchase program for anti-dilutive share repurchases was authorized to commence upon the completion or expiration of our four-year, five million share anti-dilutive share repurchase program which expired in October 2014. Any use for discretionary share repurchases was authorized to commence upon the completion of our $1 billion discretionary share repurchase program which was completed in August 2014. The new $100 million share repurchase program will remain open until it has been fully utilized. There is currently no definitive timeline under which the program will be completed. As of December 31, 2015, we have not yet commenced share repurchases under this program.
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
We also maintain supplemental and excess plans in the United States (“U.S. Non-Qualified Plans”) to provide additional retirement benefits to certain key employees of the Company. These plans are unfunded, pay-as-you-go plans. The U.S. Qualified Plan and the U.S. Non-Qualified Plans account for approximately 71% and 14% of our pension obligation, respectively, at December 31, 2015.
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
We use an annual measurement date of December 31 for our U.S. and Canada plans and November 30 for all other non-U.S. plans.
Benefit Obligation and Plan Assets
The following table sets forth the changes in our benefit obligations and plan assets for our pension and postretirement plans. The table also presents the line items in the consolidated balance sheets where the related assets and liabilities are recorded:

	Pension Plans		Postretirement Benefit Obligations
	2015	2014	2015	2014
Change in Benefit Obligation:
Benefit Obligation at January 1	$(2,093.4)	$(1,827.6)	$(21.3)	$(27.4)
Service Cost	(4.2)	(3.5)	(0.8)	(0.8)
Interest Cost	(73.8)	(78.9)	(0.5)	(0.7)
Benefits Paid	100.0	100.2	4.9	16.9
Direct Subsidies Received	—	—	(3.9)	(4.3)
Impact of Curtailment/Settlement	—	0.2	—	—
Plan Participant Contributions	(0.4)	(0.3)	(1.5)	(8.7)
Actuarial (Loss) Gain	(4.8)	(10.6)	5.3	—
Plan Amendment	—	0.1	—	4.9
Assumption Change	72.0	(285.5)	0.6	(1.2)
Effect of Changes in Foreign Currency Exchange Rates	15.5	12.5	—	—
Benefit Obligation at December 31	$(1,989.1)	$(2,093.4)	$(17.2)	$(21.3)
Change in Plan Assets:
Fair Value of Plan Assets at January 1	$1,516.9	$1,451.7	$—	$—
Actual Return on Plan Assets	13.5	139.2	—	—
Employer Contributions	22.2	37.2	(0.5)	3.9
Direct Subsidies Received	—	—	3.9	4.3
Plan Participant Contributions	0.4	0.3	1.5	8.7
Settlement	—	(0.2)	—	—
Benefits Paid	(100.0)	(100.2)	(4.9)	(16.9)
Effect of Changes in Foreign Currency Exchange Rates	(14.1)	(11.1)	—	—
Fair Value of Plan Assets at December 31	$1,438.9	$1,516.9	$—	$—
Funded Status of Plan	$(550.2)	$(576.5)	$(17.2)	$(21.3)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

	Pension Plans		Postretirement Benefit Obligations
	At December 31,
	2015	2014	2015	2014
Amounts Recorded in the Consolidated Balance Sheets:
Prepaid Pension Costs	$1.7	$1.8	$—	$—
Pension and Postretirement Benefits	(534.6)	(561.0)	(15.2)	(18.6)
Accrued Payroll	(17.3)	(17.3)	(2.0)	(2.7)
Net Amount Recognized	$(550.2)	$(576.5)	$(17.2)	$(21.3)
Accumulated Benefit Obligation	$1,977.0	$2,080.4	N/A	N/A
Amount Recognized in Accumulated Other Comprehensive Income Consists of:
Actuarial Loss (Gain)	$1,120.7	$1,141.3	$(14.0)	$(9.4)
Prior Service Cost (Credit)	4.8	5.1	(2.5)	(4.1)
Total Amount Recognized - Pretax	$1,125.5	$1,146.4	$(16.5)	$(13.5)
Grantor Trusts are used to fund the U.S. Non-Qualified Plans. At December 31, 2015 and 2014, the balances in these trusts were $9.4 million and $13.1 million, respectively, and were included as components of “Other Non-Current Assets” in the consolidated balance sheets.
As of December 31, 2015 and 2014, our pension plans had aggregate actuarial losses that have not yet been included in the net periodic benefit cost of $1,120.7 million and $1,141.3 million, respectively. These losses represent the cumulative effect of demographic and investment experience, as well as assumption changes that have been made in measuring the plans’ liabilities. The deferred asset gain or loss that has not yet been reflected in the market-related value of plan assets is excluded in determining the loss amortization. Our pension plans had a deferred loss of $12.5 million at December 31, 2015, compared to a deferred gain of $75.1 million at December 31, 2014. The remaining actuarial gain or loss, to the extent it exceeds the greater of 10% of the projected benefit obligation or market-related value of plan assets, will be amortized into expense each year on a straight-line and plan-by-plan basis, over the remaining expected future working lifetime of active participants or the average remaining life expectancy of the participants if all or almost all of the plan participants are inactive. Currently, the amortization periods range from eight to 25 years for the U.S. plans and seven to 36 years for the non-U.S. plans. For our U.S. Qualified Plan and for certain of our non-U.S. plans, the amortization periods are the average life expectancy of all plan participants. This is as a result of almost all plan participants being deemed inactive. The postretirement benefit plan had $14.0 million and $9.4 million of unrecognized actuarial gains as of December 31, 2015 and 2014, respectively. The unrecognized actuarial gains will be amortized into expense in the same manner as described above. The amortization period is approximately eight years.
Underfunded or Unfunded Accumulated Benefit Obligations
At December 31, 2015 and 2014, our underfunded or unfunded accumulated benefit obligation and the related projected benefit obligation are as follows:

	2015	2014
Accumulated Benefit Obligation	$1,956.1	$2,056.1
Fair Value of Plan Assets	1,414.6	1,488.8
Unfunded Accumulated Benefit Obligation	$541.5	$567.3
Projected Benefit Obligation	$1,966.5	$2,067.2
The underfunded or unfunded accumulated benefit obligations at December 31, 2015 consisted of $523.8 million and $17.7 million related to our U.S. plans (including Qualified and non-Qualified Plans) and non-U.S. defined benefit plans, respectively. The underfunded or unfunded accumulated benefit obligations at December 31, 2014 consisted of $547.3 million and $20.0 million related to our U.S. plans (including Qualified and non-Qualified Plans) and non-U.S. defined benefit plans, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Net Periodic Pension Cost
The following table sets forth the components of net periodic pension cost associated with our pension plans and our postretirement benefit obligations:

	Pension Plans			Postretirement Benefit Obligations
	For the Years Ended December 31,
	2015	2014	2013	2015	2014	2013
Components of Net Periodic Cost (Income):
Service Cost	$4.2	$3.5	$4.8	$0.8	$0.8	$0.8
Interest Cost	73.8	78.9	70.2	0.5	0.7	0.7
Expected Return on Plan Assets	(102.6)	(100.2)	(94.1)	—	—	—
Amortization of Prior Service Cost (Credit)	0.2	0.3	0.3	(1.6)	(2.4)	(9.2)
Recognized Actuarial Loss (Gain)	42.5	36.1	43.7	(1.3)	(1.1)	(1.4)
Curtailment Charge	—	0.1	—	—	—	—
Net Periodic Cost (Income)	$18.1	$18.7	$24.9	$(1.6)	$(2.0)	$(9.1)
The following table sets forth other changes in plan assets and benefit obligations recognized in Other Comprehensive Income:

	Pension Plans		Postretirement Benefit Obligations
	At December 31,
	2015	2014	2015	2014
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Amortization of Actuarial (Loss) Gain, Before Tax (Benefit) Expense of $15.7 in 2015 and $13.3 in 2014	$(42.5)	$(36.1)	$1.3	$1.1
Amortization of Prior Service (Cost) Credit, Before Tax (Benefit) Expense of $(0.5) in 2015 and $(0.8) in 2014	$(0.2)	$(0.3)	$1.6	$2.4
Actuarial (Loss) Gain Arising During the Year, Before Tax (Benefit) Expense of $(6.1) in 2015 and $(98.2) in 2014	$(21.9)	$(257.1)	$5.9	$(1.1)
Prior Service Credit (Cost) Arising During the Year, Before Tax Expense (Benefit) of $0.0 in 2015 and $1.9 in 2014	$0.1	$0.1	$0.1	$4.9
The following table sets forth estimated 2016 amortization from AOCI:

		Postretirement Benefit Obligations
	Pension Plans
Estimated 2016 amortization from Accumulated Other Comprehensive Income
Actuarial Loss (Gain)	$39.0	$(1.6)
Prior Service Cost (Credit)	0.2	(1.6)
Total	$39.2	$(3.2)
We apply our long-term expected rate of return assumption to the market-related value of assets to calculate the expected return on plan assets, which is a major component of our annual net periodic pension expense. The market-related value of assets recognizes short-term fluctuations in the fair value of assets over a period of five years, using a straight-line amortization basis. The methodology has been utilized to reduce the effect of short-term market fluctuations on the net periodic pension cost. Since the market-related value of assets recognizes gains or losses over a five-year period, the future value of assets will be impacted as previously deferred gains or losses are amortized. At December 31, 2015 and 2014, the market-related value of assets of our pension plans was $1,451.4 million and $1,441.8 million, respectively, compared with the fair value of the plan assets of $1,438.9 million and $1,516.9 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

The following table sets forth the assumptions we used to determine our pension plan and postretirement benefit plan obligations for December 31, 2015 and 2014:

	Pension Plans		Postretirement Benefit Obligations
	2015	2014	2015	2014
Weighted Average Discount Rate	3.84%	3.62%	3.26%	2.95%
Weighted Average Rate of Compensation Increase	5.97%	5.99%	N/A	N/A
Cash Balance Account Interest Crediting Rate (1)	4.45%/3.03%	4.45%/3.04%	N/A	N/A
Cash Balance Account Conversion Rate (1)	1.76%/4.15%/5.13%	1.40%/3.88%/4.96%	N/A	N/A
(1) Only applicable to the U.S. Plans.
The following table sets forth the assumptions we used to determine net periodic benefit cost for the years ended December 31, 2015, 2014 and 2013:

	Pension Plans			Postretirement Benefit Obligations
	2015	2014	2013	2015	2014	2013
Weighted Average Discount Rate	3.61%	4.41%	3.71%	2.95%	3.18%	2.59%
Weighted Average Expected Long-Term Return on Plan Assets	7.39%	7.34%	7.15%	N/A	N/A	N/A
Weighted Average Rate of Compensation Increase	5.97%	5.78%	5.59%	N/A	N/A	N/A
Cash Balance Account Interest Crediting Rate (1)	4.45%/3.04%	4.45%/3.8%	4.45%/3.0%	N/A	N/A	N/A
Cash Balance Account Conversion Rate (1)	1.48%/3.77%/4.79%	1.25%/4.57%/5.60%	0.97%/3.50%/4.60%	N/A	N/A	N/A
(1) Only applicable to the U.S. Plans.
The expected long-term rate of return assumption was 7.75% for each of the years ended December 31, 2015, 2014 and 2013 for the U.S. Qualified Plan, our principal pension plan. For the year ended December 31, 2016, we will apply a 7.25% expected long-term rate of return assumption to the U.S. Qualified Plan. This assumption is based on the plan’s 2015 target asset allocation of 50% equity securities, 47% debt securities and 3% real estate. The expected long-term rate of return assumption reflects long-term capital market return forecasts for the asset classes employed, assumed excess returns from active management within each asset class, the portion of plan assets that are actively managed, and periodic rebalancing back to target allocations. Current market factors such as inflation and interest rates are evaluated before the long-term capital market assumptions are determined. In addition, peer data and historical returns are reviewed to check for reasonableness. Although we review our expected long-term rate of return assumption annually, our plan performance in any one particular year does not, by itself, significantly influence our evaluation. Our assumption is generally not revised unless there is a fundamental change in one of the factors upon which it is based, such as the target asset allocation or long-term capital market return forecasts.
At December 31, 2014, we adopted a new mortality assumption (“2014 mortality assumption”) for our U.S. pension plans and the U.S. postretirement benefit plan. The 2014 mortality assumption was based on mortality tables issued by the Society of Actuaries in 2014 projecting longer life expectancy and reflecting a more rapid improvement in expected mortality in future years. As a result of this change, the projected benefit obligations for our U.S. Qualified Plan and U.S. Non-Qualified Plan increased by $105.5 million and $10.8 million, respectively, at December 31, 2014. At December 31, 2015, we adopted a recently released updated mortality improvement projection scale, resulting in a reduction of the projected benefit obligations of approximately $21 million. This new mortality improvement projection scale, used in conjunction with the 2014 mortality assumption, modifies the projected mortality improvement rates beginning at December 31, 2015.

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
Plan Assets (U.S. Qualified Plan and non-U.S. pension plans)
Our pension plan assets are measured at fair value in accordance with ASC 820, “Fair Value Measurement and Disclosures.” ASC 820 defines fair value and establishes a framework for measuring fair value under current accounting pronouncements. See Note 1 to the consolidated financial statements included in this Annual Report on Form 10-K for further detail on fair value measurement.
The following is a description of the valuation methodologies used for the investments measured at fair value, including the general classification of such investments pursuant to the valuation hierarchy. There have been no changes in the methodologies used at December 31, 2015 and 2014.
A financial instrument’s level or categorization within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.
Common Stocks and Preferred Stocks
Common stocks and preferred stocks are valued at the closing price reported on the active market in which the individual securities are traded. Common stocks and preferred stocks are classified as Level I assets as they are traded in active markets, such as the NYSE, NASDAQ, European exchanges, etc., with quoted market prices, which serve as observable inputs.
Commingled Equity Funds
This asset category represents common collective trusts that seek to provide a total investment return in line with the performance of the S&P 500® Index and to exceed the return of the MSCI® (Morgan Stanley Capital International) All Country World Index over the long term. The Net Asset Value (“NAV”) of commingled equity funds are determined by prices of the underlying securities, less the funds’ liabilities, and then divided by the number of shares outstanding. The commingled equity funds may be redeemed at the NAV daily. This asset category does not have any unfunded commitments or any redemption restrictions.
Commingled Fixed Income Funds
This asset category consists of debt and fixed income funds whose investment objectives include outperformance of the Barclays Capital® Long Government/Credit Index; the Barclays Capital U.S. Aggregate Bond Index; the Barclays Capital Mortgage Backed Securities Index; the Barclays Capital® U.S. Corporate High Yield 2% Issuer Cap Index; the Citigroup® Non U.S. Dollar World Government Bond Index and the S&P® / LSTA® Performing Loan Index.
These investments are valued using the NAV provided by the administrator of each fund. The NAV of commingled fixed income funds are determined by prices of the underlying securities, less the funds’ liabilities, and then divided by the number of shares outstanding. The commingled fixed income funds may be redeemed at NAV daily. The asset category does not have any unfunded commitments or any redemption restrictions.
Corporate and Other Bonds
These assets are classified as Level II assets. These investments trade in markets that are not considered to be active and whose values are based on quoted market prices or dealer quotations. Corporate Bonds are typically traded over-the-counter, not via exchanges and prices are negotiated individually. Hence, identical assets can be quoted with different prices depending on the parties involved. Observable inputs would be the prices obtained from third party pricing sources retained by the custodian. Such prices are determined by Treasury yields and corporate spreads.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

U.S., State and Foreign Government Bond and U.S. Agency Mortgage Backed Securities
U.S. Treasury securities are a Level I asset due to availability of quoted prices in active markets on a daily basis. U.S. Treasury prices can be obtained via direct market quotes provided by market makers and U.S. Treasuries have much more pricing transparency, (i.e. very little bid-ask spread versus the other instruments having a larger bid-ask spread).
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
Real Estate Investment Trusts
The real estate investment trusts component of Plan assets is made up of publicly traded U.S. and foreign equities in the real estate industry. Since quoted prices are available in active markets and the Plan has the ability to access these prices at the measurement date, these investments are classified as Level I assets and can be redeemed daily.
Real Estate Funds
The investment objective of this category is to exceed the National Council of Real Estate Investment Fiduciaries Open-End Diversified Core Index (“NCREIF ODCE Index”). The values of real estate properties are prepared by the fund managers giving consideration to the income, cost and sales comparison approaches of estimating property values. The underlying investments are valued using third parties. The investment valuations are obtained through appraisals using the income approach based on unobservable cash flows to be received from expected rents. The cost approach estimates the replacement cost of the building less depreciation, plus the land value. The sales comparison approach compares recent transactions to the appraised property. Real estate funds are valued at NAV quarterly. Investment holders can request redemption on a quarterly basis. The ability of the investment holder to redeem funds quarterly is subject to the availability of cash arising from net investment income, allocations and the sale of investments in the normal course of business. To the extent that redemption requests exceed the availability of cash, the real estate fund has uniform procedures to provide for cash payments, which may be deferred for such period as the real estate fund considers necessary in order to obtain the funds to be withdrawn. There were no unfunded withdrawal requests at December 31, 2015 or December 31, 2014.
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
There were no transfers among the levels of the fair value hierarchy during the years ended December 31, 2015 and December 31, 2014.
The preceding methods may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Plan believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

The following table sets forth by level, within the fair value hierarchy, the plan assets at fair value as of December 31, 2015:

Asset Category	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Common and Preferred Stocks:
Consumer	$38.0	$—	$—	$38.0
Energy	12.7	—	—	12.7
Financial	74.2	—	—	74.2
Health Care	26.9	—	—	26.9
Industrial	37.0	—	—	37.0
Information Technology	59.8	—	—	59.8
Other	9.7	—	—	9.7
Preferred Stocks	4.1	—	—	4.1
Total Common and Preferred Stocks	$262.4	$—	$—	$262.4
Bonds:
Corporate Bonds	$—	$66.4	$—	$66.4
Other Bonds	—	23.5	—	23.5
Total Corporate and Other Bonds	$—	$89.9	$—	$89.9
U.S. Government Bonds and Notes	$68.2	$—	$—	$68.2
Foreign Government Bonds and Mortgage Backed Securities:
Foreign Government Bonds	—	2.6	—	2.6
U.S. Agency and Mortgage Backed Securities	—	47.7	—	47.7
Total Government Bonds and U.S. Agency and Mortgage Backed Securities	$68.2	$50.3	$—	$118.5
State and Local Obligations	—	6.1	—	6.1
Real Estate Investment Trusts	2.8	—	—	2.8
Short-Term Investment Funds	—	22.2	—	22.2
Total	$333.4	$168.5	$—	$501.9
Other Investments Measured at Net Asset Value (a)
Commingled Funds:
Commingled Equity Funds				$460.7
Commingled Fixed Income Funds				429.2
Total Commingled Funds Measured at Net Asset Value				889.9
Total Real Estate Funds Measured at Net Asset Value				47.1
Total Other Investments Measured at Net Asset Value				$937.0
Total Investments at Fair Value				$1,438.9

(a)	In accordance with ASU No. 2015-07, certain investments that are measured at fair value using the NAV per share practical expedient have not been classified in the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

The following table sets forth by level, within the fair value hierarchy, the plan assets at fair value as of December 31, 2014:

Asset Category	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Common and Preferred Stocks:
Consumer	$40.0	$—	$—	$40.0
Energy	15.8	—	—	15.8
Financial	68.9	—	—	68.9
Health Care	30.6	—	—	30.6
Industrial	35.7	—	—	35.7
Information Technology	58.5	—	—	58.5
Other	9.3	—	—	9.3
Preferred Stocks	3.8	—	—	3.8
Total Common and Preferred Stocks	$262.6	$—	$—	$262.6
Bonds:
Corporate Bonds	$—	$72.8	$—	$72.8
Other Bonds	—	14.2	—	14.2
Total Corporate and Other Bonds	$—	$87.0	$—	$87.0
U.S. Government Bonds and Notes	$58.8	$—	$—	$58.8
Foreign Government Bonds and Mortgage Backed Securities:
Foreign Government Bonds	—	4.7	—	4.7
U.S. Agency and Mortgage Backed Securities	—	46.8	—	46.8
Total Government Bonds and U.S. Agency Mortgage Backed Securities	$58.8	$51.5	$—	$110.3
State and Local Obligations	—	6.3	—	6.3
Real Estate Investment Trusts	3.6	—	—	3.6
Short-Term Investment Funds	—	36.6	—	36.6
Total	$325.0	$181.4	$—	$506.4
Other Investments Measured at Net Asset Value (a)
Commingled Funds:
Commingled Equity Funds				$476.9
Commingled Fixed Income Funds				490.9
Total Commingled Funds Measured at Net Asset Value				967.8
Total Real Estate Funds Measured at Net Asset Value				42.7
Total Other Investments Measured at Net Asset Value				$1,010.5
Total Investments at Fair Value				$1,516.9

(a)	In accordance with ASU No. 2015-07, certain investments that are measured at fair value using the NAV per share practical expedient have not been classified in the fair value hierarchy.
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
The following table sets forth the weighted average asset allocations and target asset allocations by asset category, as of the measurement dates of the plans:

	Asset Allocations		Target Asset Allocations
	As of December 31,
	2015	2014	2015	2014
Equity Securities	51%	50%	50%	50%
Debt Securities	46	47	47	47
Real Estate	3	3	3	3
Total	100%	100%	100%	100%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Contributions and Benefit Payments
We expect to contribute approximately $29 million to our U.S. Non-Qualified Plans and non-U.S. Pension Plans and approximately $2 million to our postretirement benefit plan for the year ended December 31, 2016. We made a $10.0 million contribution to the U.S. Qualified Plan in 2014. We did not make contributions in 2015 and do not expect to make any required contributions to the U.S. Qualified Plan in 2016 for the 2015 plan year based on the minimum funding requirements as defined in the Pension Protection Act of 2006, as amended by the Moving Ahead for Progress in the 21st Century Act and the Highway Transportation Funding Act. Final funding requirements for 2015 will be determined based on our January 2016 funding actuarial valuation. However, we may consider making voluntary contributions to the U.S. Qualified Plan in 2016.
The following table summarizes expected benefit payments from our pension plans and postretirement plans through 2025. Actual benefit payments may differ from expected benefit payments. These amounts are net of expected plan participant contributions:

	Pension Plans	Postretirement Benefits Plan
2016	$111.5	$2.0
2017	$122.8	$1.8
2018	$118.2	$1.7
2019	$131.9	$1.7
2020	$122.0	$1.6
2021 - 2025	$587.6	$7.3
Health Care Benefits
The following table presents healthcare trend assumptions used to determine the year end benefit obligation:

	2015	2014
Medical (1)	5.5%	6.0%
Prescription Drug (1)	7.5%	8.0%

(1)	The rates are assumed to decrease to 5.0% in 2020 and remain at that level thereafter.
Assumed health care cost trend rates have an effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	1% Point
	Increase	Decrease
Benefit Obligations at End of Year	$0.4	$(0.3)
Service Cost Plus Interest Cost	$—	$—
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
We had expense associated with our 401(k) Plan of $10.5 million for the year ended December 31, 2015 and $8.5 million for each of the years ended December 31, 2014 and 2013. Higher expense in 2015 was primarily due to higher company matching contributions associated with higher compensation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Note 11. Employee Stock Plans
The total stock-based compensation expense and expected tax benefit are as follows:

	For the Years Ended December 31,
	2015	2014	2013
Stock-based Compensation Expense:
Restricted Stock Units	$13.3	$9.5	$6.1
Stock Options	0.5	0.9	1.7
ESPP	0.9	0.8	0.7

Total Compensation Expense	$14.7	$11.2	$8.5

	For the Years Ended December 31,
	2015	2014	2013
Expected Tax Benefit:
Restricted Stock Units	$5.0	$3.5	$2.3
Stock Options	0.2	0.3	0.6

Total Expected Tax Benefit	$5.2	$3.8	$2.9
Stock Incentive Plans
The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (“2009 SIP”) and 2000 Dun & Bradstreet Corporation Non-Employee Directors’ Stock Incentive Plan (“2000 DSIP”) allow for the granting of stock-based awards, such as, but not limited to, stock options, restricted stock units and restricted stock, to certain employees and non-employee directors.
On May 5, 2009, our shareholders approved the 2009 SIP which authorized the issuance of up to 5,400,000 shares of our common stock plus any shares that were remaining and available for issuance under The Dun & Bradstreet Corporation 2000 Stock Incentive Plan (“2000 SIP”) that were not subject to outstanding awards as of May 5, 2009 or that become available for issuance upon forfeiture, cancellation or expiration of awards granted under the 2000 SIP without having been exercised or settled in shares. As of December 31, 2015, 1,133,539 shares were remaining and available from the 2000 SIP. At December 31, 2015, 2014 and 2013, 3,974,986 shares, 4,302,782 shares and 4,679,309 shares of our common stock, respectively, were available for future grants under the 2009 SIP.
On May 2, 2007, our shareholders approved an amendment increasing the authorization under the 2000 DSIP from 300,000 shares of common stock to 700,000 shares of common stock. At December 31, 2015, 2014 and 2013, 95,699 shares, 124,638 shares and 152,438 shares of our common stock, respectively, were available for future grants under the 2000 DSIP.
Our practice has been to settle all awards issued under the stock incentive plans and ESPP through the issuance of treasury shares.
Restricted Stock Units
Our restricted stock unit programs include both performance-based awards and service-based awards. The performance-based awards have either a market condition or a performance condition. All awards contain a service-based condition. The compensation expense for our performance-based awards is recognized on a graded-vesting basis over the requisite service period. The expense for the performance-based awards with market conditions is recognized regardless of whether the market condition is satisfied, provided that the requisite service has been met. The expense for our performance-based awards with performance conditions is initially recognized assuming that the target level of performance will be achieved. Each reporting period we assess the probability of achieving the performance targets and if necessary adjust the compensation expense based on this assessment. Final compensation expense recognized will ultimately depend on the actual number of shares earned against the performance condition as well as fulfillment of the requisite service condition. The expense for our awards earned based solely on the fulfillment of the service-based condition is recognized on a straight-line basis over the requisite service periods.

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

	2015	2014	2013
Expected stock price volatility	25%	26%	25%
Expected dividend yield	1.5%	1.6%	1.9%
Expected term (in years)	3.0	3.0	3.0
Risk-free interest rate	1.04%	0.64%	0.38%
Fair value of LRSUs granted	$156.01	$92.37	$85.48
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

Performance Units with Market Condition - Beginning in 2013, certain employees were granted target awards of Performance Units which contained a market condition. The awards granted in 2015 vest 100%, three years from the date of grant. Awards granted in 2014 and 2013 vest in two substantially equal annual tranches beginning three years from the date of grant. The actual number of shares of our common stock ultimately received by the employee can range from zero to 200% of the target award depending on the Company’s three-year Total Shareholder Return performance relative to Standard & Poor’s 500 companies. As these awards contain a market condition, we have calculated the fair value on the date of grant using a Monte Carlo simulation model with the following weighted average assumptions:

	2015	2014	2013
Expected stock price volatility	26%	27%	25%
Expected dividend yield	1.5%	1.6%	2.0%
Expected term (in years)	2.8	2.8	2.8
Risk-free interest rate	0.99%	0.60%	0.33%
Fair value of Performance Units granted	$172.99	$72.54	$86.59
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
Performance Units with Performance Condition - Beginning in 2013, certain employees were granted target awards of Performance Units which contained a performance condition. The awards granted in 2015 vest 100%, three years from the date of grant. Awards granted in 2014 and 2013 vest in two substantially equal annual tranches beginning three years from the date of grant. The actual number of shares of our common stock ultimately received by the employee can range from zero to 200% of the target award depending on the Company’s three-year revenue compounded annual growth rate. The fair value is calculated by using the average of the high and low prices of our common stock on the date of grant.
The Performance Units with performance condition are not entitled to dividend equivalents.
Restricted Stock Unit Opportunity - Prior to 2014, certain employees were provided an annual opportunity to receive an award of restricted stock units in the future. The award was contingent on performance against the same goals that drove the payout under the annual cash incentive plan. The restricted stock units were granted after the one-year performance goals had been met and then vest over a three-year period on a graded vesting basis. The annual awards of restricted stock units to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

employees were generally granted in the first quarter of the year following the conclusion of the fiscal year for which the goals were measured and attained.
The fair value is calculated by using the average of the high and low prices of our common stock on the date of grant. The restricted stock units earned from the restricted stock opportunity are entitled to dividend equivalents, payable only if and when the underlying restricted stock unit vests.
Changes in our nonvested performance-based restricted stock units for the year ended December 31, 2015 are summarized as follows:

Performance-based Restricted Stock Units	Shares	Weighted Average Grant-Date Fair Value Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Nonvested Shares at December 31, 2014	203,051	$88.40	2.1	$24.6
Granted	150,984	$148.93
Adjustment For Shares Earned Against Target (1)	7,592	N/A
Vested	(62,891)	$87.50
Forfeited	(50,828)	$108.31
Nonvested Shares at December 31, 2015 (2)	247,908	$121.30	2.0	$25.8
(1) Represents share adjustment as a result of final performance against specified performance targets.
(2) Represents the number of shares expected to be issued based on achievement of grant date performance targets. The actual number of shares issued will depend on the company’s actual performance against specified targets during the performance periods.
Total unrecognized compensation expense related to nonvested performance-based restricted stock units at December 31, 2015 was $11.6 million. This expense is expected to be recognized over a weighted average period of 2.1 years. The weighted average grant date fair value per share of the performance-based restricted stock units granted during the years ended December 31, 2014 and 2013 were $90.73 and $84.01, respectively.
Service-based Restricted Stock Units
In order to attract and retain executive talent, the Company issues special grants of restricted stock units to certain employees. These grants generally vest over a three to five-year period on a graded vesting basis.
Our non-employee directors receive grants of restricted stock units as part of their annual equity retainer. Beginning in 2014, the non-employee directors grants will vest 100%, immediately prior to the next annual meeting of shareholders (normally about one year). Prior to 2014, grants vested 100%, three years from the date of grant.
For the service-based restricted stock units, the fair value is calculated by using the average of the high and low prices of our common stock on the date of grant. The service-based restricted stock units are entitled to dividend equivalents payable only if and when the underlying restricted stock units vest.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Changes in our nonvested service-based restricted stock units for the year ended December 31, 2015 are summarized as follows:

Service-based Restricted Stock Units	Shares	Weighted Average Grant-Date Fair Value Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Nonvested Shares at December 31, 2014	166,313	$93.72	1.6	$20.1
Granted	102,326	$122.84
Vested	(49,498)	$92.84
Forfeited	(54,427)	$104.87
Nonvested Shares at December 31, 2015	164,714	$108.39	1.6	$17.1
Total unrecognized compensation expense related to nonvested service-based restricted stock units at December 31, 2015 was $8.2 million. This expense is expected to be recognized over a weighted average period of 1.4 years. The weighted average grant date fair value per share of the service-based restricted stock units granted during the years ended December 31, 2014 and 2013 were $104.44 and $89.55, respectively.
The total fair value of all restricted stock units vesting during the years ended December 31, 2015, 2014 and 2013 were $13.9 million, $7.5 million and $12.1 million, respectively. The expected tax benefit associated with the tax deduction from the vesting of restricted stock units totaled $5.1 million, $2.8 million and $4.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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
The fair value of each stock option award was calculated on the date of grant using the Black-Scholes option valuation model that used the weighted average assumptions in the following table:

	2015	2014	2013
Expected stock price volatility	23%	24%	23%
Expected dividend yield	1.4%	1.6%	1.6%
Expected term (in years)	7.0	7.0	6.5
Risk-free interest rate	2.20%	2.21%	1.66%
Fair value of stock options granted	$30.25	$26.06	$21.57
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Changes in stock options for the year ended December 31, 2015 are summarized as follows:

Stock Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2014	726,344	$80.39	5.0	$29.5

Granted	2,313	$127.63
Exercised	(109,885)	$74.62
Forfeited or expired	(6,675)	$82.80
Outstanding at December 31, 2015	612,097	$81.58	4.2	$13.7

Exercisable and unvested expected to vest at December 31, 2015	611,878	$81.57	4.2	$13.7
Exercisable at December 31, 2015	557,284	$81.28	4.0	$12.6
Stock options outstanding at December 31, 2015 were originally granted during the years 2006 through 2015 and are exercisable over periods ending no later than 2025. At December 31, 2014 and 2013, stock options for 566,929 shares and 501,439 shares of our common stock, respectively, were exercisable.
The total intrinsic value of stock options exercised during the years ended December 31, 2015, 2014 and 2013 were $5.3 million, $4.3 million and $20.8 million, respectively.
The following table summarizes information about stock options outstanding at December 31, 2015:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
$60.49-$71.28	99,243	4.2	$69.47	99,093	$69.48
$77.00-$80.45	177,525	4.4	$80.15	177,250	$80.15
$82.64-$82.80	176,125	6.1	$82.80	124,050	$82.80
$88.04-$110.76	156,891	1.7	$88.80	156,891	$88.80
$125.76-$129.54	2,313	9.5	$127.63	—	$—
	612,097			557,284
Total unrecognized compensation expense related to nonvested stock options at December 31, 2015 was $0.1 million. This expense is expected to be recognized over a weighted average period of approximately 0.3 years. The total fair value of stock options vested during the years ended December 31, 2015, 2014 and 2013 were $1.6 million, $2.7 million and $4.2 million, respectively.
Cash received from the exercise of Dun & Bradstreet stock options for the year ended December 31, 2015 was $3.9 million. The expected tax benefit associated with the tax deduction from the exercise of stock options totaled $1.9 million for the year ended December 31, 2015.
Employee Stock Purchase Plan
On May 6, 2015, our shareholders approved The Dun & Bradstreet Corporation 2015 Employee Stock Purchase Plan (“2015 ESPP”) which authorized the issuance of up to 1,000,000 shares of our common stock plus any shares remaining and available for issuance under The Dun & Bradstreet Corporation 2000 Employee Stock Purchase Plan (“2000 ESPP”). At December 31, 2015, 273,310 shares were remaining and available from the 2000 ESPP. At December 31, 2015, 1,273,310 shares of common stock (inclusive of the remaining shares from the 2000 ESPP) were available for future grants under the 2015 ESPP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Under the terms of the 2015 ESPP, employees can acquire shares of our common stock at semi-annual intervals at a 15% discount and subject to certain limitations set forth in the 2015 ESPP. The purchase price is 85% of the lower of the average of the high and low prices or our stock (i) on the first trading day of the offering period or (ii) on the purchase date. The 2015 ESPP was implemented November 1, 2015 and the first purchase will be on April 29, 2016.
Expense associated with the 2015 ESPP is based on the fair value of the first day of the offering period which is calculated using the Black-Scholes option valuation model that used the weighted average assumptions in the following table:

	2015	2014	2013
Expected stock price volatility	21%	N/A	N/A
Expected dividend yield	1.6%	N/A	N/A
Expected term (in years)	0.5	N/A	N/A
Risk-free interest rate	0.8%	N/A	N/A
Fair value of options granted	$23.32	N/A	N/A
Expected stock price volatility assumption is derived from the historical volatility of our common stock. The expected dividend yield assumption is determined by dividing the anticipated annual dividend payment by the stock price on the date of grant. The expected term assumption is equal to the six month offering period. The risk-free interest rate assumption corresponds to the expected term assumption of the option and is based on the U.S. Treasury yield curve in effect at the time of grant.
Under the terms of the 2000 ESPP, employees purchased our common stock at a 15% discount from market value, subject to certain limitations as set forth in the 2000 ESPP. The purchase price of the stock on the date of purchase is 85% of the average of the high and low prices of our stock on the last trading day of the month. Under the 2000 ESPP, we sold 43,695, 42,958 and 50,277 shares to employees for the years ended December 31, 2015, 2014 and 2013, respectively.
Cash received from employees participating in our ESPP for the year ended December 31, 2015 was $4.5 million.
Note 12. Lease Commitments and Contractual Obligations
Leases
Most of our operations are conducted from leased facilities, which are under operating leases that expire over the next ten years, with the majority expiring within five years. Our corporate office is located at 103 JFK Parkway, Short Hills, New Jersey 07078, in a 123,000-square-foot property that we lease. This property also serves as our executive offices. In December 2014, we supplemented this space with the addition of 69,280 square feet of leased office space located at 101 JFK Parkway, Short Hills, New Jersey. Both of these leases are co-terminus and expire on February 28, 2023, with two five-year renewal options.
We also lease certain computer and other equipment under operating leases that expire over the next three and five years, respectively. These computer and other equipment leases are frequently renegotiated as advancements in computer technology provide opportunities to lower costs and improve performance. Rental expenses under operating leases (cancelable and non-cancelable) were $27.4 million, $25.5 million, and $26.1 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Other Contractual Obligations
Acxiom Corporation and Ensono, L.P.
Since 2006, we have outsourced certain of our product and technology capabilities in North America to Acxiom in order to increase the speed, data processing and matching capabilities for our global sales and marketing customers. At December 31, 2015, the agreement had a remaining term of two years through the end of 2017.
We also entered into a separate outsourcing agreement with Acxiom related to our fulfillment processes for our European markets since 2008. At December 31, 2015, the remaining term of the agreement was two years through the end of December 2017.
In addition, we have outsourcing agreements with Ensono, L.P. (as assignee of Acxiom) related to certain infrastructure management services for our North America markets and our data center operations in Ireland. The outsourcing services include data center operations, technology help desk and network management functions. The current agreements include extension options after the expiration of the agreed terms. In December 2014, we exercised the first of three options to extend these

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

agreements by twelve months, to June 2016. In December 2015, we exercised the second of three options to extend these agreements by twelve months, to June 2017. These agreements were assigned to Ensono Holdco, Inc. (or formerly known as Aspen Holdco, Inc.) effective July 31, 2015 due to the divestiture of Acxiom’s IT outsourcing business. Ensono Holdco, Inc. subsequently reassigned these agreements to its subsidiary Ensono, L.P. The terms of the agreements remain the same.
We incurred costs of approximately $85 million, $83 million and $89 million under all of these outsourcing agreements for the years ended December 31, 2015, 2014 and 2013, respectively. Total payments to Acxiom and Ensono, L.P. over the remaining terms of all contracts will aggregate to approximately $121 million, assuming no further extension.
These agreements provide for typical adjustments due to changes in volume, inflation and incremental project work.
Cognizant Technology Solutions
Effective June 1, 2015, we entered into a three-year fixed price agreement with Cognizant Technology Solutions (“CTS”). Under the agreement, CTS provides global maintenance and support to more efficiently allow for consistent support levels, cost effectiveness, and overall vendor management. CTS supports our daily applications systems with the objective to improve customer satisfaction.
We incurred costs of approximately $10 million related to this agreement in 2015. Payments over the remaining term of the agreement through May 2018 will aggregate to approximately $40 million.
We can terminate the agreement at any time with six months prior written notice.
Convergys Customer Management Group
In December 2010, we entered into a six-year business process outsourcing agreement effective January 1, 2011, with Convergys Customer Management Group (“CCMG”) in order to enhance our customer contact center solution. The primary scope of the agreement includes the following services for our North America business: (i) Inbound Customer Service, which principally involves the receipt of, response to and resolution of inquiries received from customers; (ii) Outbound Customer Service, which principally involves the collection, compilation and verification of information contained in our databases; and (iii) Data Update Service, which principally involves the bulk or discrete updates to the critical data elements about companies in our databases. Services are primarily provided from CCMG locations in Omaha, Nebraska, the Philippines and India, on the basis of our requirements. In December 2011, we also signed a separate five-year agreement related to the hosted telephony solution to support our small business customers’ telesales team. Effective January 1, 2015, these agreements were combined and modified, and the terms were extended through December 2022.
We incurred costs of approximately $18 million, $20 million, and $21 million for the years ended December 31, 2015, 2014, and 2013, respectively. Total payments to CCMG over the remaining terms of the above contracts will aggregate to approximately $129 million.
The agreements specify service level commitments required of CCMG for achievement of our customer satisfaction targets and our overall satisfaction. The agreements also specify a methodology for calculating credits to us if CCMG fails to meet certain service levels.
The following table quantifies our future contractual obligations as discussed above as of December 31, 2015:

Contractual Obligations	2016	2017	2018	2019	2020	Thereafter	Total
Operating Leases	$32.2	$30.3	$28.0	$25.1	$23.5	$82.9	$222.0
Obligations to Outsourcers	$147.6	$91.5	$30.5	$19.3	$18.3	$37.6	$344.8
The table above excludes pension obligations for which funding requirements are uncertain, excludes long-term contingent liabilities and excludes unrecognized tax benefits. Our obligations with respect to pension and postretirement medical benefit plans are described in Note 10 to the consolidated financial statements included in this Annual Report on Form 10-K. Our long-term contingent liabilities with respect to legal matters are discussed in Note 13 to the consolidated financial statements included in this Annual Report on Form 10-K. Our obligations with respect to senior notes, term loan and credit facilities are discussed in Note 6 to the consolidated financial statements included in this Annual Report on Form 10-K. Our obligations with respect to unrecognized tax benefits are discussed in Note 5 to the consolidated financial statements included in this Annual Report on Form 10-K.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Note 13. Contingencies
We are involved in legal proceedings, claims and litigation arising in the ordinary course of business for which we believe that we have adequate reserves, and such reserves are not material to the consolidated financial statements. We record a liability when management believes that it is both probable that a liability has been incurred and we can reasonably estimate the amount of the loss. For such matters where management believes a liability is not probable but is reasonably possible, a liability is not recorded; instead, an estimate of loss or range of loss, if material individually or in the aggregate, is disclosed if reasonably estimable, or a statement will be made that an estimate of loss cannot be made. Once we have disclosed a matter that we believe is or could be material to us, we continue to report on such matter until there is finality of outcome or until we determine that disclosure is no longer warranted. Further, we believe our estimate of the aggregate range of reasonably possible losses, in excess of established reserves, for our legal proceedings was not material at December 31, 2015. In addition, from time to time, we may be involved in additional matters, which could become material and for which we may also establish reserve amounts, as discussed below.
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
For the years ended December 31, 2015, 2014 and 2013, we incurred $1.6 million, $3.7 million and $7.4 million, respectively, of legal and other professional fees related to matters in China.
As our investigation and our discussions with both the SEC and DOJ are ongoing, we cannot yet predict the ultimate outcome of the matter or its impact on our business, financial condition or results of operations. Based on our discussions with the SEC and DOJ, including an indication from the SEC in February and March 2015 of its initial estimate of the amount of net benefit potentially earned by the Company as a result of the challenged activities, we continue to believe that it is probable that the Company will incur a loss related to the government’s investigation. The DOJ also advised the Company in February 2015 that they will be proposing terms of a potential settlement, but we are unable to predict the timing or terms of any such proposal. We had follow-up meetings with the SEC and DOJ in December 2015 and January 2016, respectively, but the parties are still discussing the evidence. Accordingly, we are unable at this time to reasonably estimate the amount or range of any loss, although it is possible that the amount of such loss could be material. In accordance with ASC 450, “Contingencies,” or “ASC 450,” no amount in respect of any potential liability in this matter, including for penalties, fines or other sanctions, has been accrued in the consolidated financial statements.
Dun & Bradstreet Credibility Corp. Class Action Litigations
In May 2015, the Company acquired the parent company of DBCC pursuant to a merger transaction and, as a result, assumed all of DBCC’s obligations in the class action litigation matters described below. As described in Note 18 to our consolidated financial statements included in this Annual Report on Form 10-K, a part of the merger consideration was placed in escrow to indemnify the Company against a portion of the losses, if any, arising out of such class action litigation matters, subject to a cap and other conditions.
O&R Construction, LLC v. Dun & Bradstreet Credibility Corp., et al., No. 2:12 CV 02184 (TSZ) (W.D. Wash.)
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
The SAC also alleges liability against the Company under a joint venture or agency theory for practices relating to CreditBuilder®. As against DBCC, the SAC alleges claims for negligent misrepresentation, fraudulent concealment, unfair and deceptive acts, breach of contract and unjust enrichment. DBCC filed a motion to dismiss the claims that were based on a joint venture or agency liability theory. The Company filed a motion to dismiss the SAC. On January 9, 2014, the Court heard argument on the defendants’ motions. It dismissed with prejudice the claims against the defendants based on a joint venture or agency liability theory. The Court denied the Company’s motion with respect to the negligence, defamation and unfair practices claims. On January 23, 2014, the defendants answered the SAC. At a court conference on December 17, 2014, plaintiff informed the Court that it would not be seeking to certify a nationwide class, but instead limit the class to CreditBuilder purchasers in Washington. On May 29, 2015, plaintiff filed motions for class certification against the Company and DBCC. On July 29, 2015, Defendants filed oppositions to the motions for class certification.
On September 16, 2015, plaintiff filed reply briefs in support of the motions for class certification. The parties have since executed a written term sheet to resolve the action, which is subject to the negotiation and execution of a written settlement agreement and Court approval. At the request of the parties, on October 30, 2015, the Court entered an order striking plaintiff’s class certification motions without prejudice and striking all upcoming deadlines while the parties negotiate a written settlement agreement. Our ultimate liability related to this matter is contingent upon our insurance coverage and we do not expect the impact will be material to our financial results.
Die-Mension Corporation v. Dun & Bradstreet Credibility Corp. et al., No. 2:14-cv-00855 (TSZ) (W.D. Wash.) (filed as No. 1:14-cv-392 (N.D. Oh.))
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
On March 4, 2014, in response to a direction from the Ohio court, Die-Mension withdrew its original complaint and filed an amended complaint. The amended complaint contains the same substantive allegations as the original complaint, but limits the purported class to small businesses in Ohio that purchased the CreditBuilder product. On March 12, 2014, DBCC agreed to waive service of the amended complaint and on March 13, 2014, the Company agreed to waive service. On May 5, 2014, the Company and DBCC filed a Joint Motion to Transfer the litigation to the Western District of Washington. On June 9, 2014, the Ohio court issued an order granting the Defendants’ Joint Motion to Transfer. On June 22, 2014, the case was transferred to the Western District of Washington. Pursuant to an order entered on December 17, 2014 by the Washington court, this case was coordinated for pre-trial discovery purposes with related cases transferred to the Western District of Washington. On January 6, 2015, the Court entered a stipulation and order setting forth the case management schedule. On January 15, 2015, Defendants filed motions to dismiss the amended complaint. In response, Die-Mension filed a second amended complaint on March 13, 2015. On April 3, 2015, Defendants filed motions to dismiss the second amended complaint, and on May 22, 2015, Die-Mension filed its oppositions to the motions. Defendants filed reply briefs on June 12, 2015. On July 17, 2015, Die-Mension filed motions for class certification against the Company and DBCC. On September 9, 2015, the Washington court entered an order denying the Company’s motion to dismiss, and on September 10, 2015, it entered an order granting DBCC’s motion to dismiss without prejudice. The parties have since executed a written term sheet to resolve the action, which is subject to the negotiation and execution of a written settlement agreement and Court approval. At the request of the parties, on October 30, 2015, the Court entered an order striking plaintiff’s class certification motions without prejudice and striking all upcoming

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

deadlines while the parties negotiate a written settlement agreement. Our ultimate liability related to this matter is contingent upon our insurance coverage and we do not expect the impact will be material to our financial results.
Vinotemp International Corporation and CPrint®, Inc. v. Dun & Bradstreet Credibility Corp., et al., No. 2:14-cv-01021 (TSZ) (W.D. Wash.) (filed as No. 8:14-cv-00451 (C.D. Cal.))
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
On March 31, 2014, the Company agreed to waive service of the complaint and on April 2, 2014, DBCC agreed to waive service. On June 13, 2014, the Company and DBCC filed a Joint Unopposed Motion to Transfer the litigation to the Western District of Washington. On July 2, 2014, the California court granted the Defendants’ Joint Motion to Transfer, and on July 8, 2014, the case was transferred to the Western District of Washington. Pursuant to an order entered on December 17, 2014 by the Washington court, this case was coordinated for pre-trial discovery purposes with related cases transferred to the Western District of Washington. On January 6, 2015, the Court entered a stipulation and order setting forth the case management schedule. On January 15, 2015, Defendants filed motions to dismiss the complaint. In response, plaintiffs filed an amended complaint on March 13, 2015. On April 3, 2015, Defendants filed motions to dismiss the amended complaint, and on May 22, 2015, plaintiffs filed their oppositions to the motions. Defendants filed reply briefs on June 12, 2015. On July 17, 2015, Plaintiffs filed motions for class certification against the Company and DBCC. On September 9, 2015, the Washington court entered an order denying the Company’s motion to dismiss. The parties have since executed a written term sheet to resolve the action, which is subject to the negotiation and execution of a written settlement agreement and Court approval. At the request of the parties, on October 30, 2015, the Court entered an order striking plaintiff’s class certification motions and DBCC’s motion to dismiss without prejudice and striking all upcoming deadlines while the parties negotiate a written settlement agreement. Our ultimate liability related to this matter is contingent upon our insurance coverage and we do not expect the impact will be material to our financial results.
Flow Sciences Inc. v. Dun & Bradstreet Credibility Corp., et al., No. 2:14-cv-01404 (TSZ) (W.D. Wash.) (filed as No. 7:14-cv-128 (E.D.N.C.))
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
On June 18, 2014, DBCC agreed to waive service of the complaint and on June 26, 2014, the Company agreed to waive service of the complaint. On August 4, 2014, the Company and DBCC filed a Joint Unopposed Motion to Transfer the litigation to the Western District of Washington. On September 8, 2014, the North Carolina court granted the motion to transfer, and on September 9, 2014, the case was transferred to the Western District of Washington. Pursuant to an order entered on December 17, 2014 by the Washington court, this case was coordinated for pre-trial discovery purposes with related cases transferred to the Western District of Washington. On January 6, 2015, the Court entered a stipulation and order setting forth the case management schedule. On January 15, 2015, Defendants filed motions to dismiss the complaint. In response, Flow Sciences filed an amended complaint on March 13, 2015. On April 3, 2015, Defendants filed motions to dismiss the amended complaint, and on May 22, 2015, Flow Science filed its oppositions to the motions. Defendants filed reply briefs on June 12, 2015. On July 17, 2015, Flow Sciences filed motions for class certification against the Company and DBCC. On September 9, 2015, the Washington court entered an order denying the Company’s motion to dismiss and on October 19, 2015, it entered an order denying DBCC’s motion to dismiss. The parties have since executed a written term sheet to resolve the action, which is subject to the negotiation and execution of a written settlement agreement and Court approval. At the request of the parties, on October 30, 2015, the Court entered an order striking plaintiff’s class certification motions without prejudice and striking all upcoming deadlines while the parties negotiate a written settlement agreement. Our ultimate liability related to this matter is contingent upon our insurance coverage and we do not expect the impact will be material to our financial results.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Altaflo, LLC v. Dun & Bradstreet Credibility Corp., et al., No. 2:14-cv-01288 (TSZ) (W.D. Wash.) (filed as No. 2:14-cv-03961 (D.N.J.))
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
On June 26, 2014, the Company agreed to waive service of the complaint, and on July 2, 2014, DBCC agreed to waive service. On July 29, 2014, the Company and DBCC filed a Joint Unopposed Motion to Transfer the litigation to the Western District of Washington. On July 31, 2014, the New Jersey court granted the Defendants’ Joint Motion to Transfer, and the case was transferred to the Western District of Washington on August 20, 2014. Pursuant to an order entered on December 17, 2014 by the Washington court, this case was coordinated for pre-trial discovery purposes with related cases transferred to the Western District of Washington. On January 6, 2015, the Court entered a stipulation and order setting forth the case management schedule. On January 15, 2015, Defendants filed motions to dismiss the complaint. In response, Altaflo filed an amended complaint on March 13, 2015. On April 3, 2015, Defendants filed motions to dismiss the amended complaint, and on May 22, 2015, Altaflo filed its oppositions to the motions. Defendants filed reply briefs on June 12, 2015. On July 17, 2015, Altaflo filed motions for class certification against the Company and DBCC. On September 9, 2015, the Washington court entered an order denying the Company’s motion to dismiss, and on October 19, 2015, it entered an order granting DBCC’s motion to dismiss without prejudice. The parties have since executed a written term sheet to resolve the action, which is subject to the negotiation and execution of a written settlement agreement and Court approval. At the request of the parties, on October 30, 2015, the Court entered an order striking plaintiff’s class certification motions without prejudice and striking all upcoming deadlines while the parties negotiate a written settlement agreement. Our ultimate liability related to this matter is contingent upon our insurance coverage and we do not expect the impact will be material to our financial results.
Sentry Insurance, a Mutual Company v. The Dun & Bradstreet Corporation and Dun & Bradstreet, Inc., No. 2:15-cv-01952 (SRC) (D.N.J.)
On March 17, 2015, Sentry Insurance filed a Declaratory Judgment Action in the United States District Court for the District of New Jersey against The Dun & Bradstreet Corporation and Dun & Bradstreet, Inc. (collectively, the “Company”). The Complaint seeks a judicial declaration that Sentry, which issued a General Commercial Liability insurance policy (the “CGL Policy”), to the Company, does not have a duty under the CGL Policy to provide the Company with a defense or indemnification in connection with five putative class action complaints (the “Class Actions”) filed against the Company and DBCC. Against the Company, the Class Actions complaints allege negligence, defamation and violations of state laws prohibiting unfair and deceptive practices in connection with DBCC’s marketing and sale of credit monitoring products. Sentry’s Complaint alleges that the Company is not entitled to a defense or indemnification for any losses it sustains in the Class Actions because the underlying claims in the Class Actions fall within various exceptions in the CGL policy, including exclusions for claims: (i) that arise from Dun and Bradstreet’s provision of “professional services”; (ii) that are based on intentional or fraudulent acts; and (iii) that are based on conduct that took place prior to the beginning of the CGL Policy periods. On March 26, 2015, Sentry filed and served an Amended Complaint which added several exhibits but did not otherwise materially differ from the original Complaint. The Company filed an Answer to the Amended Complaint on April 16, 2015 and also asserted counterclaims. A preliminary conference with the Court was held on July 28, 2015 and the parties subsequently served their respective document demands and interrogatories, although no documents have been exchanged yet. In addition, the parties have held informal discussions regarding a possible resolution including the possibility of mediating the dispute. The litigation has been temporarily stayed to accommodate the parties’ efforts to resolve the dispute amicably. The Company is continuing to investigate the allegations, and discovery in this action is still in the very early stages. In accordance with ASC 450 Contingencies, we therefore do not have sufficient information upon which to determine that a loss in connection with this matter is probable, reasonably possible or estimable, and thus no reserve has been established nor has a range of loss been disclosed.
Jeffrey A. Thomas v. Dun & Bradstreet Credibility Corp., No. 2:15 cv 03194-BRO-GJS (C.D. Cal.)
On April 28, 2015, Jeffrey A. Thomas (“Plaintiff”) filed suit against DBCC in the United States District Court for the Central District of California. The complaint alleges that DBCC violated the Telephone Consumer Protection Act (“TCPA”) (47 U.S.C. § 227) because it placed telephone calls to Plaintiff’s cell phone using an automatic telephone dialing system (“ATDS”). The TCPA generally prohibits the use of an ATDS to place a call to a cell phone for non-emergency purposes and without the prior express written consent of the called party.  The TCPA provides for statutory damages of $500 per violation, which may

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

be trebled to $1,500 per violation at the discretion of the court if the plaintiff proves the defendant willfully violated the TCPA. Plaintiff seeks to represent a class of similarly situated individuals who received calls on their cell phones from an ATDS. DBCC was served with a copy of the summons and complaint on April 30, 2015. On May 22, 2015, the Company made a statutory offer of judgment. Plaintiff did not respond to the offer. DBCC filed a motion to dismiss the complaint on June 12, 2015, which the Court denied on August 5, 2015. DBCC filed an Answer and asserted its Affirmative Defenses on November 12, 2015. Discovery has commenced and the Court has issued a schedule for amended pleadings, discovery, the filing of any class certification motion and trial. The Company is continuing to investigate the Complaint’s allegations. In accordance with ASC 450 Contingencies, we do not have sufficient information upon which to determine that a loss in connection with this matter is probable, reasonably possible or estimable, and thus no reserve has been established nor has a range of loss been disclosed.
Other Matters
In addition, in the normal course of business, and including without limitation, our merger and acquisition activities, strategic relationships and financing transactions, Dun & Bradstreet indemnifies other parties, including customers, lessors and parties to other transactions with Dun & Bradstreet, with respect to certain matters. Dun & Bradstreet has agreed to hold the other parties harmless against losses arising from a breach of representations or covenants, or arising out of other claims made against certain parties. These agreements may limit the time within which an indemnification claim can be made and the amount of the claim. Dun & Bradstreet has also entered into indemnity obligations with its officers and directors.
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

On January 1, 2015, we began managing and reporting our business through two segments:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

	For the Years Ended December 31,
	2015	2014	2013
Revenue:
Americas	$1,329.1	$1,260.3	$1,245.4
Non-Americas	308.0	324.1	311.4
Consolidated Core	1,637.1	1,584.4	1,556.8
Divested and Other Businesses	—	0.1	1.6
Consolidated Total	$1,637.1	$1,584.5	$1,558.4
Operating Income (Loss):
Americas	$369.3	$404.8	$413.1
Non-Americas	83.1	87.0	75.2
Total Segments	452.4	491.8	488.3
Corporate and Other (1)	(115.4)	(80.4)	(62.2)
Consolidated Total	337.0	411.4	426.1
Non-Operating Income (Expense) – Net	(57.0)	(71.2)	(39.8)
Income Before Provision for Income Taxes and Equity in Net Income of Affiliates	$280.0	$340.2	$386.3

Depreciation and Amortization (2):
Americas	$44.9	$35.1	$41.9
Non-Americas	10.2	14.6	15.6
Total Segments	55.1	49.7	57.5
Corporate and Other	3.6	2.8	2.9
Consolidated Total	$58.7	$52.5	$60.4

Capital Expenditures (3):
Americas	$5.3	$7.9	$3.8
Non-Americas	2.0	1.3	2.5
Total Segments	7.3	9.2	6.3
Corporate and Other	5.5	0.6	0.8
Consolidated Total	$12.8	$9.8	$7.1

Additions to Computer Software and Other Intangibles (4):
Americas	$36.9	$22.8	$25.1
Non-Americas	9.3	6.5	7.6
Total Segments	46.2	29.3	32.7
Corporate and Other	5.8	8.1	9.5
Consolidated Total	$52.0	$37.4	$42.2

	At December 31,
	2015	2014
Assets (5):
Americas	$1,451.3	$831.9
Non-Americas	787.1	595.7
Total Segments	2,238.4	1,427.6
Corporate and Other	35.2	320.5
Discontinued Operations	—	238.1
Consolidated Total	$2,273.6	$1,986.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

(1)	The following table summarizes “Corporate and Other:”

	For the Years Ended December 31,
	2015	2014	2013
Corporate Costs (a)	$(69.6)	$(62.0)	$(40.9)
Restructuring Expense (b)	(32.3)	(14.9)	(13.9)
Acquisition-Related Costs (c)	(11.3)	—	—
Legal and Other Professional Fees and Shut-Down Costs Related to Matters in China	(2.2)	(3.5)	(7.4)
Total Corporate and Other	$(115.4)	$(80.4)	$(62.2)

(a) The increases in Corporate Costs for the year ended December 31, 2015 and 2014 as compared to the prior year period were primarily due to higher compensation and professional costs associated with our strategic activities.
(b) See Note 3 to the consolidated financial statements included in this Annual Report on Form 10-K.
(c) The acquisition-related costs (e.g., banker’s fees) for the year ended December 31, 2015 were primarily related to the acquisitions of DBCC and NetProspex. See Note 18 to the consolidated financial statements included in this
Annual Report on Form 10-K.

(2)	Includes depreciation and amortization of Property, Plant and Equipment, Computer Software and Other Intangibles.
The increase of $6.2 million for the year ended December 31, 2015 as compared to the prior year period was primarily in the Americas segment as a result of the acquisition of DBCC and NetProspex, partially offset by the effect associated with the completion of the depreciable lives of certain assets.
The decrease of $7.9 million for the year ended December 31, 2014 as compared to the prior year period was primarily attributed to lower software amortization in 2014 in the Americas segment as a result of the impairment of technology software assets in the fourth quarter of 2013 related to our data management infrastructure (data supply chain).

(3)
The increase of $4.9 million in capital expenditures in the Corporate and Other segment for the year ended December 31, 2015 as compared to the year ended December 31, 2014 was primarily related to the leasehold improvements associated with the additional office space for our Corporate headquarters.

The increase of $4.1 million in capital expenditures in the Americas segment for the year ended December 31, 2014 as compared to the year ended December 31, 2013 was primarily driven by the purchase of computer hardware related to the DNBi infrastructure upgrade.

(4)
The increase of $14.6 million in additions to computer software and other intangibles for the year ended December 31, 2015 as compared to the year ended December 31, 2014 was mainly attributed to the increased expenditures on the enhancement of Dun & Bradstreet products and data management infrastructure mainly in the Americas segment.

The decrease of $4.8 million in additions to computer software and other intangibles for the year ended December 31, 2014 as compared to the year ended December 31, 2013 was mainly due to nonrecurring purchases in the prior year related to data management infrastructure (or “MaxCV”).

(5)
The increase in assets in the Americas segment to $1,451.3 million at December 31, 2015 from $831.9 million at December 31, 2014 was primarily due to the acquisition of DBCC and NetProspex (See Note 18 to our consolidated financial statements included in this Annual Report on Form 10-K), and an increase in accounts receivable driven by higher sales, partially offset by the negative impact of foreign currency translation.

The increase in assets in the Non-Americas segment to $787.1 million at December 31, 2015 from $595.7 million at December 31, 2014 was primarily due to an increase in cash as a result of sale proceeds received from the disposition of ANZ business, and an increase in accounts receivable due to higher sales, partially offset by the negative impact of foreign currency translation.
The decrease in assets in “Corporate and Other” to $35.2 million at December 31, 2015 from $320.5 million at December 31, 2014 was primarily related to a decrease in deferred tax assets and lower cash primarily due to the acquisitions of DBCC during the second quarter of 2015 and NetProspex during the first quarter of 2015.
Discontinued operations at December 31, 2014 were related to our business in ANZ divested in June 2015. See Note 18 to our consolidated financial statements included in this Annual Report on Form 10-K.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Supplemental Geographic and Customer Solution Set Information:

	At December 31,
	2015	2014
Goodwill (6):
Americas	$562.6	$275.1
Non-Americas	141.4	153.0
Total	$704.0	$428.1
Other Intangibles
Americas (7)	$315.8	$14.1
Non-Americas	10.4	13.7
Total	$326.2	$27.8
Other Long-Lived Assets (8):
Americas	$142.6	$131.1
Non-Americas	47.4	46.6
Total	$190.0	$177.7
Total Long-Lived Assets	$1,220.2	$633.6

(6)
Goodwill in Americas increased to $562.6 million at December 31, 2015 from $275.1 million at December 31, 2014. The increase was primarily attributable to the acquisitions of NetProspex and DBCC, partially offset by the negative impact of foreign currency translation. See Note 18 to our consolidated financial statements included in this Annual Report on Form 10-K.

Goodwill in Non-Americas decreased to $141.4 million at December 31, 2015 from $153.0 million at December 31, 2014. This decrease was primarily due to the negative impact of foreign currency translation.

(7)
Other intangibles in Americas increased to $315.8 million at December 31, 2015 from $14.1 million at December 31, 2014. This increase was primarily due to the acquisitions of NetProspex and DBCC (See Note 18 to our consolidated financial statements included in this Annual Report on Form 10-K).

Other intangibles in Non-Americas decreased to $10.4 million at December 31, 2015 from $13.7 million at December 31, 2014. This was primarily due to amortization expense for the year ended December 31, 2015.

(8)
Other Long-lived assets in Americas increased to $142.6 million at December 31, 2015 from $131.1 million at December 31, 2014. This increase was primarily driven by an increase in software assets mostly due to enhancements on products and an increase in leasehold improvements mainly associated with the additional office space for our Corporate headquarters.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

	For the Years Ended December 31,
	2015	2014	2013
Customer Solution Set Revenue:
Americas:
Risk Management Solutions	$733.4	$701.4	$704.0
Sales & Marketing Solutions	595.7	558.9	541.4
Americas Core Revenue	1,329.1	1,260.3	1,245.4
Divested and Other Businesses	—	—	—
Total Americas Revenue	$1,329.1	$1,260.3	$1,245.4

Non-Americas:
Risk Management Solutions	$244.9	$260.6	$250.0
Sales & Marketing Solutions	63.1	63.5	61.4
Non-Americas Core Revenue	308.0	324.1	311.4
Divested and Other Businesses (9)	—	0.1	1.6
Total Non-Americas Revenue	$308.0	$324.2	$313.0

Consolidated Total:
Risk Management Solutions	$978.3	$962.0	$954.0
Sales & Marketing Solutions	658.8	622.4	602.8
Core Revenue	1,637.1	1,584.4	1,556.8
Divested and Other Businesses (9)	—	0.1	1.6
Consolidated Total Revenue	$1,637.1	$1,584.5	$1,558.4
(9) During the year ended December 31, 2014, we ceased the operations of our small Ireland Corporation Registry Business. This business has been classified as “Divested and Other Businesses.”
During the year ended December 31, 2013, we ceased the operations of our India Event Planning and Rural Marketing Businesses. These businesses have been classified as “Divested and Other Businesses.” These Divested and Other Businesses contributed approximately 1% to our Non-Americas total revenue for each of the years ended December 31, 2014 and 2013.
The following table represents Divested and Other Businesses revenue by solution set:

	For the Years Ended December 31,
	2015	2014	2013
Divested and Other Businesses:
Risk Management Solutions	$—	$0.1	$0.6
Sales & Marketing Solutions	—	—	1.0
Total Divested and Other Businesses Revenue	$—	$0.1	$1.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Note 15. Supplemental Financial Data

Other Accrued and Current Liabilities:

	At December 31,
	2015	2014
Restructuring Accruals	$20.9	$9.9
Professional Fees	29.1	30.7
Operating Expenses	45.0	40.8
Other Accrued Liabilities	27.6	29.1
	$122.6	$110.5

Property, Plant and Equipment – Net:

	At December 31,
	2015	2014
Land	$1.0	$1.1
Buildings (1)	1.7	23.7
Furniture	53.4	55.0
	56.1	79.8
Less: Accumulated Depreciation	38.1	63.2
	18.0	16.6
Leasehold Improvements, less:
Accumulated Amortization of $16.2 and $15.6 as of December 31, 2015 and 2014, respectively	9.2	5.4
Property, Plant and Equipment – Net (2)	$27.2	$22.0

(1)	The decrease in Buildings is due to the sale of the Parsippany, New Jersey building.

(2)	The increase in Property, Plant and Equipment – Net is primarily due to an increase in leasehold improvements associated with the additional office space for our Corporate headquarters.

Other Income (Expense) – Net:

	For the Years Ended December 31,
	2015	2014	2013
Effect of Legacy Tax Matters (3)	$(6.9)	$(28.6)	$0.8
Miscellaneous Other Income (Expense) – Net	(0.7)	(0.9)	(1.1)
Other Income (Expense) – Net	$(7.6)	$(29.5)	$(0.3)

(3)
During the year ended December 31, 2015, we recognized the reduction of a contractual receipt under a tax allocation agreement between Moody’s Corporation and Dun & Bradstreet as a result of the expiration of a statute of limitations for the 2011 tax year. During the year ended December 31, 2014, we recognized the reduction of a contractual receipt under a tax allocation agreement between Moody’s Corporation and Dun & Bradstreet as a result of the effective settlement of audits for the 2007 - 2009 tax years and the expiration of a statute of limitations for the 2010 tax year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Computer Software and Goodwill:

	Computer Software	Goodwill
January 1, 2014	$101.6	$433.2
Additions at Cost (4)	35.4	7.3
Amortization	(38.4)	—
Write-offs	(0.7)	—
Other (5)	(2.9)	(12.4)
December 31, 2014	95.0	428.1
Additions at Cost (6)	52.7	292.5
Amortization	(28.5)	—
Write-offs (7)	(11.2)	—
Other (8)	(5.4)	(16.6)
December 31, 2015	$102.6	$704.0

(4) Computer Software and Goodwill:

Computer Software - Primarily due to software related enhancements on products and the purchase of third party licenses.
Goodwill - Related to two immaterial acquisitions.

(5)	Computer Software and Goodwill - Primarily due to the impact of foreign currency fluctuations.

(6) Computer Software and Goodwill:

Computer Software - Primarily due to software-related enhancements on products and the purchase of third party licenses.
Goodwill - Related to the acquisitions of NetProspex and DBCC. See Note 18 to the consolidated financial statements included in this Annual Report on Form 10-K.
(7) Computer Software - Primarily due to impairment charges on technology and software assets that were mainly related to our back-office supporting systems and our data management infrastructure in the Americas segment.

(8)	Computer Software and Goodwill - Primarily due to the impact of foreign currency fluctuations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Other Intangibles (included in Non-Current Assets):

	Customer Relationships	Trademark and Other	Total
January 1, 2014	$10.0	$23.0	$33.0
Additions	—	1.1	1.1
Acquisitions	0.8	0.5	1.3
Amortization	(1.3)	(6.0)	(7.3)
Write-offs	—	—	—
Other	(0.1)	(0.2)	(0.3)
December 31, 2014 (9)	9.4	18.4	27.8
Acquisitions (10)	89.0	231.4	320.4
Additions	—	1.6	1.6
Amortization	(9.1)	(13.6)	(22.7)
Other	(0.5)	(0.4)	(0.9)
December 31, 2015 (9)	$88.8	$237.4	$326.2
(9) Customer Relationships - Net of accumulated amortization of $14.5 million and $6.1 million as of
December 31, 2015 and 2014, respectively.
Trademark and Other - Net of accumulated amortization of $78.2 million and $66.5 million as of December
31, 2015 and 2014, respectively.
(10) Related to the acquisitions of NetProspex and DBCC. See Note 18 to the consolidated financial statements included in this Annual Report on Form 10-K.
Allowance for Doubtful Accounts:

January 1, 2013	$26.8
Additions charged to costs and expenses	2.9
Write-offs	(9.7)
Recoveries	3.2
Other	0.2
December 31, 2013	23.4
Additions charged to costs and expenses	1.7
Write-offs	(5.8)
Recoveries	1.4
Other	(0.1)
December 31, 2014	20.6
Additions charged to costs and expenses	5.1
Write-offs	(6.1)
Recoveries	1.6
Other	(0.6)
December 31, 2015	$20.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Deferred Tax Asset Valuation Allowance:

January 1, 2013	$35.4
Additions charged (credited) to costs and expenses	2.7
Additions charged (credited) due to foreign currency fluctuations	1.3
Additions charged (credited) to other accounts	(1.6)
December 31, 2013	37.8
Additions charged (credited) to costs and expenses	2.4
Additions charged (credited) due to foreign currency fluctuations	(2.6)
Additions charged (credited) to other accounts	(0.8)
December 31, 2014	36.8
Additions charged (credited) to costs and expenses	6.7
Additions charged (credited) due to foreign currency fluctuations	(3.5)
Additions charged (credited) to other accounts	(1.7)
December 31, 2015	$38.3

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Note 16. Quarterly Financial Data (Unaudited)

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Full Year
2015
Revenue:
Americas	$280.9	$302.9	$328.4	$416.9	$1,329.1
Non-Americas	75.3	72.5	77.8	82.4	308.0
Consolidated Revenue	$356.2	$375.4	$406.2	$499.3	$1,637.1
Operating Income (Loss):
Americas	$67.9	$67.2	$86.4	$147.8	$369.3
Non-Americas	21.9	18.7	22.8	19.7	83.1
Total Segments	89.8	85.9	109.2	167.5	452.4
Corporate and Other (1)	(24.7)	(27.7)	(24.2)	(38.8)	(115.4)
Consolidated Operating Income	65.1	58.2	85.0	128.7	337.0
Net Income (Loss) from Continuing Operations	40.4	30.9	60.1	77.1	208.5
Less: Net (Income) Loss Attributable to the Noncontrolling Interest	(0.9)	(1.3)	(0.9)	(1.2)	(4.3)
Net Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet	$39.5	$29.6	$59.2	$75.9	$204.2
Income (Loss) from Discontinued Operations, Net of Income Taxes	1.5	0.7	(0.1)	$—	2.1
Income (Loss) on Disposal of Business, Net of Income Taxes	—	(38.2)	(0.1)	0.8	(37.5)
Income (Loss) from Discontinued Operations, Net of Income Taxes	1.5	(37.5)	(0.2)	0.8	(35.4)
Net Income (Loss) Attributable to Dun & Bradstreet	$41.0	$(7.9)	$59.0	$76.7	$168.8

Basic Earnings (Loss) Per Share of Common Stock:
Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$1.10	$0.82	$1.64	$2.10	$5.66
Income (Loss) from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	0.04	(1.04)	(0.01)	0.02	(0.98)
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders (2)	$1.14	$(0.22)	$1.63	$2.12	$4.68
Diluted Earnings (Loss) Per Share of Common Stock:
Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$1.08	$0.81	$1.63	$2.08	$5.61
Income (Loss) from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	0.05	(1.03)	(0.01)	0.03	(0.97)
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders (2)	$1.13	$(0.22)	$1.62	$2.11	$4.64
Cash Dividends Paid Per Common Share (3)	$0.46	$0.46	$0.46	$0.46	$1.85

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Full Year
2014
Revenue:
Americas	$281.9	$287.5	$308.3	$382.6	$1,260.3
Non-Americas	78.3	80.5	82.6	82.8	324.2
Consolidated Revenue	$360.2	$368.0	$390.9	$465.4	$1,584.5
Operating Income (Loss):
Americas	$79.7	$81.5	$90.2	$153.4	$404.8
Non-Americas	18.6	22.4	22.5	23.5	87.0
Total Segments	98.3	103.9	112.7	176.9	491.8
Corporate and Other (1)	(18.6)	(20.8)	(18.5)	(22.5)	(80.4)
Consolidated Operating Income	79.7	83.1	94.2	154.4	411.4
Net Income (Loss) from Continuing Operations	83.4	48.7	65.6	90.1	287.8
Less: Net (Income) Loss Attributable to the Noncontrolling Interest	(0.7)	(1.0)	(0.9)	(0.9)	(3.5)
Net Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet	$82.7	$47.7	$64.7	$89.2	$284.3
Income from Discontinued Operations, Net of Income Taxes	2.6	2.2	2.8	2.5	10.1
Loss on Disposal of Business, Net of Income Taxes	—	—	—	—	—
Income (Loss) from Discontinued Operations, Net of Income Taxes	2.6	2.2	2.8	2.5	10.1
Net Income (Loss) Attributable to Dun & Bradstreet	$85.3	$49.9	$67.5	$91.7	$294.4

Basic Earnings (Loss) Per Share of Common Stock:
Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$2.21	$1.30	$1.79	$2.48	$7.79
Income (Loss) from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	0.07	0.06	0.08	0.07	0.27
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders (2)	$2.28	$1.36	$1.87	$2.55	$8.06
Diluted Earnings (Loss) Per Share of Common Stock:
Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$2.19	$1.29	$1.78	$2.45	$7.71
Income (Loss) from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	0.07	0.06	0.07	0.08	0.28
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders (2)	$2.26	$1.35	$1.85	$2.53	$7.99
Cash Dividends Paid Per Common Share	$0.44	$0.44	$0.44	$0.44	$1.76

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

(1)	The following tables itemize the components of the “Corporate and Other” category of Operating Income (Loss):

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Full Year
2015
Corporate Costs	$(16.2)	$(16.2)	$(17.4)	(19.8)	$(69.6)
Restructuring Expense	(4.8)	(4.8)	(5.5)	(17.2)	(32.3)
Acquisition-Related Costs	(3.3)	(5.9)	(0.8)	(1.3)	(11.3)
Legal and Other Professional Fees and Shut-Down Costs Related to Matters in China	(0.4)	(0.8)	(0.5)	(0.5)	(2.2)
Total Corporate and Other	$(24.7)	$(27.7)	$(24.2)	$(38.8)	$(115.4)

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Full Year
2014
Corporate Costs	$(13.4)	$(14.6)	$(15.3)	$(18.7)	$(62.0)
Restructuring Expense	(4.9)	(5.0)	(2.0)	(3.0)	(14.9)
Acquisition-Related Costs	—	—	—	—	—
Legal and Other Professional Fees and Shut-Down Costs Related to Matters in China	(0.3)	(1.2)	(1.2)	(0.8)	(3.5)
Total Corporate and Other	$(18.6)	$(20.8)	$(18.5)	$(22.5)	$(80.4)

(2)
The number of weighted average shares outstanding changes as common shares are issued for employee benefit plans and other purposes or as shares are repurchased. For this reason, the sum of quarterly earnings per share may not be the same as earnings per share for the year.

(3)	The sum of quarterly Cash Dividend Paid Per Common Share may not be the same as Cash Dividend Paid Per Common Share year to date due to rounding.

Note 17. Discontinued Operations
As part of our growth strategy, we decided to shift our business in ANZ to a Worldwide Network partner model. On June 12, 2015, we entered into an agreement with Archer Capital (“Archer”) to sell our business in ANZ. The transaction was completed on June 30, 2015, or the third quarter of 2015 for our subsidiaries outside the U.S. and Canada. In accordance with ASC 205-20, “Discontinued Operations,” if a disposal of a business represents a strategic shift that has a major effect on an entity's operations and financial results, the disposal transaction should be reported in discontinued operations. Accordingly, we have reclassified the historical financial results of the ANZ business as discontinued operations. The assets and liabilities of our business in ANZ were classified separately as current and non-current assets and liabilities from Discontinued Operations in our unaudited consolidated balance sheet for the historical periods.
The sale was valued at $169.8 million, of which we received proceeds of $159.7 million as of December 31, 2015, inclusive of a working capital adjustment of $0.7 million. The remaining proceeds of $10.1 million are being held in an escrow account until the resolution of certain contingent events as defined in the Share Sale Agreement. Under the agreement the escrow funds may be used to reimburse certain future costs incurred by Archer related to new supplier arrangements and specified technology and data operation infrastructure upgrades over the next three years. A reserve of $7.0 million was initially recorded in the second quarter of 2015 based on our estimate of the probable outcome of the contingent events discussed above. In addition, we monitored the activities covered under the escrow funds to assess whether an adjustment is required for the reserve at the end of the period. As a result, we reduced the reserve by $1.1 million in the fourth quarter of 2015. We recorded a total loss of $37.5 million in connection with the sale of the ANZ business for the year ended December 31, 2015, including a loss of $38.2 million initially reported in the second quarter of 2015 when the ANZ business was classified as asset held for sale, an additional loss of $0.1 million reported in the third quarter of 2015, reflecting a final net asset value and a working capital adjustment and a gain of $0.8 million recorded in the fourth quarter of 2015 primarily reflecting the reduction of escrow reserve as discussed above. Our business in ANZ was historically recorded in our Non-Americas segment.

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
Results of the discontinued operations were comprised of:

	2015	2014	2013
Revenue	$49.0	$97.3	$96.8
Operating Expenses	9.1	27.5	26.1
Selling and Administrative Expenses	33.4	49.1	48.9
Depreciation and Amortization	5.0	10.6	10.8
Operating Costs	47.5	87.2	85.8
Operating Income (Loss)	1.5	10.1	11.0
Non-Operating Income (Expense) - Net	(1.6)	(1.7)	(1.3)
Income (Loss) before Provision for Income Taxes	(0.1)	8.4	9.7
Provision for Income Taxes (Benefit)	(2.2)	(1.7)	(0.1)
Income (Loss) from Discontinued Operations	$2.1	$10.1	$9.8

Loss on Disposal of Business, Net of Income Taxes (1)	$(37.5)	$—	$—
(1) Includes $26.8 million related to the release of a cumulative foreign currency translation loss and $5.7 million related to transaction costs.
Assets and liabilities from discontinued operations related to the divestiture of our business in ANZ were comprised of:

	At Disposal Date	At December 31, 2014
Cash and Cash Equivalents	$2.7	$3.0
Accounts Receivable	18.2	24.2
Deferred Income Tax	8.8	9.9
Property, Plant and Equipment	5.3	5.4
Computer Software	8.5	8.8
Other Intangibles	26.9	33.8
Goodwill	131.6	147.1
Other Long-Term Assets	4.4	5.9
Valuation Allowance for Carrying Value	(38.2)	—
Total Assets	$168.2	$238.1
Accounts Payable	$1.8	$3.4
Other Accrued and Current Liabilities	6.8	7.2
Accrued Income Tax	—	4.7
Deferred Revenue	13.2	17.9
Deferred Tax Liabilities	11.1	12.5
Other Long-Term Liabilities	4.3	7.3
Total Liabilities	$37.2	$53.0
The assets and liabilities of our business in ANZ were removed from our consolidated balance sheet as of the divestiture on June 30, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Note 18. Acquisitions
Dun & Bradstreet Credibility Corp.
On May 12, 2015, we acquired a 100% equity interest in DBCC. DBCC provides business credit building and credibility solutions. The company’s headquarters is in Los Angeles, CA, with offices throughout the United States. As a result of this acquisition, we formed a new business, Dun & Bradstreet Emerging Businesses, a combination of DBCC’s technology and data solutions with Dun & Bradstreet’s small and mid-sized operations. The new business has been established to expand our capabilities to deliver more sophisticated solutions to the diverse needs of emerging business customers. The results of DBCC have been included in our consolidated financial statements since the date of acquisition.
The acquisition was accounted for in accordance with ASC 805, “Business Combinations.” Total consideration included an initial cash payment of $320.0 million, at the closing of the transaction, and an earnout of up to $30.0 million based on the achievement of sales, EBITDA, operating expense and operating income targets through December 31, 2018. In connection with this potential earnout payment, we recorded total contingent consideration liability of $11.2 million initially, representing the estimated fair value of the contingent consideration we expected to pay (see further discussion within this Note). Of the $320.0 million initial cash payment, a part of the merger consideration was placed in escrow to indemnify the Company against a portion of the losses, if any, arising out of certain class action litigation matters and for other customary matters, subject to caps and other conditions. As of the acquisition date, discovery in the cases was ongoing, and the Company was investigating the allegations. We therefore did not have sufficient information upon which to determine that a loss in connection with these litigations was probable, reasonably possible or estimable, and thus no reserve was established nor was a range of loss disclosed. Hence no associated indemnification asset was recognized on the acquisition date. For further detail, see Note 13 to our consolidated financial statements included in this Annual Report on Form 10-K.
As a result of the acquisition, DBCC’s previous claim under its pending legal action against us was discontinued with prejudice. We also effectively terminated other preexisting contractual arrangements with DBCC. We have initially determined these preexisting relationships were settled at market value on the acquisition date and therefore no settlement gain or loss was recognized. Transaction costs of $6.9 million were included in operating expenses in the consolidated statement of operations and comprehensive income (loss). The acquisition was accounted for as a purchase transaction, and accordingly, the assets and liabilities of the acquired entity were recorded at their estimated fair values at the date of the acquisition.
The preliminary fair values of the acquired assets and liabilities are subject to change within the one-year measurement period. We expect to continue to obtain information to determine the fair values of the net assets acquired at the acquisition date during the measurement period. Since the initial valuation reflected in our financial results as of June 30, 2015, we have recorded adjustments to the preliminary valuation of assets and liabilities, resulting in a net decrease of goodwill of $2.7 million in the third quarter of 2015. The reduction of $2.7 million in goodwill reflected an adjustment to the fair value of the contingent consideration liability as a result of applying a higher risk premium based upon further analysis. As of September 30, 2015, the fair value of the contingent liability was $8.5 million. We have also early adopted ASU 2015-16 “Business Combinations (Topic 805)” in the third quarter of 2015. Accordingly, adjustments to the initial purchase price allocation identified during the measurement period were recognized in the reporting period in which the adjustment amounts are determined.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

The table below reflects the purchase price related to the acquisition and the resulting preliminary purchase price allocation as of December 31, 2015:

	Amortization Life (years)	Initial Purchase Price Allocation at June 30, 2015	Measurement Period Adjustments	Preliminary Purchase Price Allocation at December 31, 2015
Current Assets		$2.0	$—	$2.0
Intangible Assets:
Reacquired Right	Indefinite	153.2	—	153.2
Customer Relationships	8.0	82.5	—	82.5
Technology	6.5	45.6	—	45.6
Goodwill	Indefinite	210.1	(2.7)	207.4
Other		3.5	—	3.5
Total Assets Acquired		$496.9	$(2.7)	$494.2

Deferred Revenue		$45.6	$—	$45.6
Deferred Tax Liability		107.0	—	107.0
Other Liabilities		13.1	—	13.1
Total Liabilities Assumed		$165.7	—	$165.7

Total Upfront Purchase Price		$320.0	$—	$320.0
Fair Value of Contingent Consideration		11.2	(2.7)	8.5
Total Consideration		$331.2	$(2.7)	$328.5
The fair value of the reacquired right intangible asset was determined by applying the income approach; specifically, a multi-period excess earnings method. The valuation was based on the present value of the net earnings, or after-tax cash flows attributable to the measured asset.
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
The fair value of the contingent consideration was estimated based on an option-pricing model. The model estimated the possible outcome of each of the performance targets (e.g. Revenue) during the earn out period and the associated estimated expected earn out payments. The expected earn out payments were then discounted to present value on the acquisition date.

The fair value of deferred revenue was determined based on estimated direct costs to fulfill the related obligations, plus a reasonable profit margin.
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
Subsequent to the acquisition date, an amendment was negotiated related to the Earnout Agreement reflecting revised targets through December 31, 2018. As a result, we have increased the fair value of the contingent consideration liability from $8.5 million to $15.1 million as of December 31, 2015. For financial reporting purposes, since this adjustment does not reflect facts and circumstances existing on the acquisition date, it is not considered a measurement period adjustment in accordance with ASC 805. The adjustment of $6.6 million to the fair value of the contingent consideration liability was included in “Operating Costs” in our Americas segment in the fourth quarter of 2015. The payment of earnout for the year ended December 31, 2015 will be $6.0 million.

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
Income Taxes
We established deferred tax liabilities on certain intangibles acquired as part of the acquisition for which there is no tax basis. In addition, the goodwill acquired is not deductible for tax purposes.
NetProspex
On January 5, 2015, we acquired a 100% equity interest in NetProspex. NetProspex is based out of Waltham, Massachusetts and provides business-to-business professional contact data and data management services. The acquisition combines NetProspex’s comprehensive professional contact database with our global data and analytics. This will further enable our customers to better understand their ideal customers, identify and prioritize opportunities, and grow their business. The results of NetProspex have been included in our consolidated financial statements since the date of acquisition.
The acquisition was accounted for in accordance with ASC 805. The acquisition was valued at $124.5 million, net of cash assumed. Transaction costs of $2.3 million were included in operating expenses in the unaudited consolidated statement of operations and comprehensive income (loss). The acquisition was accounted for as a purchase transaction, and accordingly, the assets and liabilities of the acquired entity were recorded at their estimated fair values at the date of the acquisition.
The table below reflects the purchase price related to the acquisition and the resulting purchase price allocation as of December 31, 2015:

	Amortization Life (years)	Initial Purchase Price Allocation at March 31, 2015	Measurement Period Adjustments	Final Purchase Price Allocation at December 31, 2015
Current Assets		$10.8	$—	$10.8
Intangible Assets:
Data Supply Agreement	5.5	1.1	—	1.1
Customer Relationships	5.5	6.5	—	6.5
Database	2.0	3.2	—	3.2
Technology	6.5	18.8	—	18.8
Database Screening Tool	9.0	9.5	—	9.5
Goodwill	Indefinite	87.0	(1.9)	85.1
Other		1.0	—	1.0
Total Assets Acquired		$137.9	$(1.9)	$136.0

Total Liabilities Assumed		9.5	(1.9)	7.6

Total Purchase Price		$128.4	—	$128.4
Less:
Cash Assumed		(4.2)	—	(4.2)
Acceleration of Vesting for NetProspex Options		0.3	—	0.3

Net Cash Consideration		$124.5	$—	$124.5
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

As with our DBCC acquisition discussed above, we continued to obtain information to determine the fair values of the net assets acquired at the acquisition date during the measurement period. The measurement-period adjustment recorded in the third and fourth quarter of 2015 for NetProspex was related to the deferred tax liability based on additional tax credit and net operating loss carryforwards identified during the period. The adjustment has resulted in a net decrease of goodwill of $1.9 million.
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
The fair  value of deferred revenue was determined based on estimated direct costs to fulfill the related obligations, plus a reasonable profit margin.
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
Unaudited Pro Forma Financial Information
The following unaudited pro forma statements of operations data presents the combined results of the Company and its business acquisitions (DBCC and NetProspex) completed during the year ended December 31, 2015, assuming that the business acquisitions completed during 2015 had occurred on January 1, 2014.

	For the Year Ended December 31,
	2015	2014
Reported GAAP Revenue (1)	$1,637.1	$1,584.5
Add: DBCC and NetProspex Pre-acquisition Revenue	42.4	128.4
Pro Forma Revenue	$1,679.5	$1,712.9

Reported GAAP Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders (2)	$168.8	$294.4

Pro Forma Adjustments - Net of Income Tax:
Pre-acquisition Net Income (Losses)	0.3	10.8
Amortization for Intangible Assets	(4.0)	(15.2)
Acquisition-Related Costs (3)	13.5	(13.5)
Pro Forma Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders	$178.6	$276.5

(1)
Reported GAAP revenue includes revenue from DBCC and NetProspex since their respective acquisition dates of $71.2 million and $17.6 million, respectively, for the year ended December 31, 2015, net of the impact of the deferred revenue fair value adjustment of $18.2 million and $1.7 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

(2)
Reported GAAP Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders includes net loss from DBCC and NetProspex since their respective acquisition dates of $0.3 million and $12.2 million, respectively, for the year ended December 31, 2015.

(3)	Acquisition-related costs include transaction costs, retention costs and other one-time costs.
Note 19. Subsequent Events
Dividend Declaration
In February 2016, the Board of Directors approved the declaration of a dividend of $0.4825 per share of common stock for the first quarter of 2016. This cash dividend will be payable on March 11, 2016 to shareholders of record at the close of business on February 25, 2016.

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
Conclusions Regarding Disclosure Controls
Based upon our Controls Evaluation, our CEO and CFO have concluded that as of the end of our fiscal year ended December 31, 2015, our Disclosure Controls are effective at a reasonable assurance level.
Management’s Report on Internal Control Over Financial Reporting
Management’s Report on Internal Control Over Financial Reporting and Management’s Responsibility for Financial Statements are contained in Part II, Item 8. of this Annual Report on Form 10-K.

Change in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information
Executive Officer Compensation
On February 23, 2016 our Compensation & Benefits Committee approved an increase in compensation, effective January 1, 2016, for Joshua Peirez, our President and Chief Operating Officer.  Mr. Peirez’s base salary has been increased to $650,000, his target bonus opportunity is now 115% or $747,500 and his equity grant for 2016 has a value of $1,400,000. Mr. Peirez’s compensation is subject to the terms of our ongoing executive compensation programs.
Acquisition and Disposition Activity
During 2015, and in connection with our strategy to drive long term sustainable growth, we undertook several transactions with respect to the acquisition of new and the disposition of existing businesses, including the following:
NetProspex Inc. (“NetProspex”)
On January 5, 2015, we acquired a 100% equity interest in NetProspex. NetProspex is based out of Waltham, Massachusetts and provides business-to-business professional contact data and data management services. The acquisition combines NetProspex’s comprehensive professional contact database with our global data and analytics. This will further enable our customers to better understand their ideal customers, identify and prioritize opportunities, and grow their business. The results of NetProspex have been included in our unaudited consolidated financial statements since the date of acquisition. The acquisition was accounted for in accordance with ASC 805 “Business Combination.” (“ASC 805”) The acquisition was valued at $124.5 million, net of cash assumed.
Dun & Bradstreet Credibility Corp. (“DBCC”)
On May 12, 2015, we acquired a 100% equity interest in DBCC. DBCC provides business credit building and credibility solutions. The company’s headquarters is in Los Angeles, CA, with offices throughout the United States. As a result of this acquisition, we formed a new business, Dun & Bradstreet Emerging Businesses, a combination of DBCC’s technology and data solutions with Dun & Bradstreet’s small and mid-sized operations. The new business has been established to expand our capabilities to deliver more sophisticated solutions to the diverse needs of emerging business customers. The results of DBCC have been included in our unaudited consolidated financial statements since the date of acquisition. The acquisition was accounted for in accordance with ASC 805. Total consideration included an initial cash payment of $320.0 million, at the closing of the transaction, and an earnout of up to $30.0 million based on the achievement of certain performance targets through December 31, 2018.
For pro forma information related to our acquisitions completed in 2015, refer to Note 18 to our consolidated financial statements included in this Annual Report on Form 10-K.
Disposition of Australia and New Zealand (“ANZ”)
On June 12, 2015, we entered into a Share Sale Agreement with Archer Capital to sell our business in ANZ. The transaction (the “Disposition”) was completed on June 30, 2015 for $169.8 million (inclusive of a subsequent working adjustment of $0.7 million), of which $159.7 million was paid in cash (inclusive of a subsequent working adjustment of $0.7 million) and $10.1 million was placed into escrow pending the resolution of certain outstanding matters. As of December 31, 2015, this amount remained in escrow. The financial statements of our subsidiaries outside North America reflect a fiscal year end of November 30. As a result, the Disposition was reported in our consolidated financial statements as of September 30, 2015 and we have provided certain pro forma financial information regarding the Disposition below.
Pro forma financial information:
The following Unaudited Pro Forma Condensed Consolidated Statement of Balance Sheets and Unaudited Pro Forma Consolidated Statements of Income are based upon the historical consolidated financial statements of the Company after giving effect to the Disposition, and after applying the adjustments described in the Notes following these Unaudited Pro Forma Condensed Consolidated Financial Statements. Pro forma adjustments were based on facts and conditions available as of June 30, 2015.

The accompanying unaudited pro forma condensed consolidated financial statements include:

•	the Unaudited Pro Forma Condensed Consolidated Balance Sheets as of June 30, 2015 after giving effect to the Disposition as if it had occurred on June 30, 2015;

•
the Unaudited Pro Forma Condensed Consolidated Statement of Income for the years ended December 31, 2014, 2013 and 2012 after giving effect to the Disposition as if it had occurred on January 1, 2012; and

•	the accompanying Notes to the Unaudited Pro Forma Condensed Consolidated Financial Statements.
The Unaudited Pro Forma Condensed Consolidated Statement of Income for the six months ended June 30, 2015 is not included herein because the results of ANZ have been reflected in discontinued operations in the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2015 and, therefore, the pro forma results that would have been reflected are comparable to the results from continuing operations reported in the Form 10-Q.
The accompanying unaudited pro forma condensed consolidated financial statements should be read in conjunction with the accompanying Notes to the Unaudited Pro Forma Condensed Consolidated Financial Statements. In addition, the unaudited pro forma condensed consolidated financial statements were based on, derived from and should be read in conjunction with the:

•
audited historical consolidated financial statements of the Company as of and for the year ended December 31, 2014 and the related notes included in the Company’s Annual Report on Form 10-K for the year ended December, 2014; and

•
unaudited historical consolidated financial statements of the Company as of and for the six months and nine months ended June 30, 2015 and September 30, 2015, respectively, and the related notes included in the Company’s Quarterly Report on Form 10-Q for the six months and nine months ended June 30, 2015 and September 30, 2015, respectively.

The accompanying unaudited pro forma condensed consolidated financial statements have been presented for informational purposes only. The pro forma information is not necessarily indicative of what the Company’s financial position or results of operations actually would have been had the Disposition been completed as of the dates indicated. In addition, the unaudited pro forma condensed consolidated financial statements do not purport to project the future financial position or operating results of the Company, and amounts reported in future financial statements filed with the Securities and Exchange Commission (the “SEC”) for the periods presented herein may differ materially from the unaudited pro forma condensed consolidated financial statements. There were no material transactions between the Company and ANZ during the periods presented in the unaudited pro forma condensed consolidated financial statements that would need to be presented.
The accompanying unaudited pro forma consolidated financial statements have been prepared under existing U.S. generally accepted accounting principles (“GAAP”), which are subject to change and interpretation. The Company has been treated as the “Seller” in the Disposition for accounting purposes. The accompanying unaudited pro forma condensed consolidated financial statements contain specific assumptions and adjustments related to the Disposition, as described in greater detail below. The adjustments are based on information presently available and assumptions management believes are reasonable under the circumstances as of the date of this report. Actual adjustments, however, may differ materially from the information presented.

THE DUN & BRADSTREET CORPORATION UNAUDITED PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEETS As of June 30, 2015 (Amounts in Millions)

	Historical Dun & Bradstreet	ANZ (a)	Pro Forma Adjustments		Pro Forma Dun & Bradstreet
ASSETS
Current Assets
Cash and Cash Equivalents	$137.8	$—	$159.0	(b)	$296.8
Accounts Receivable, Net of Allowance of $19.5	376.8	—	3.1	(c)	379.9
Other Receivables	6.3	—	—		6.3
Prepaid Taxes	6.7	—	—		6.7
Deferred Income Tax	26.2	—	—		26.2
Other Prepaids	29.9	—	—		29.9
Current Assets from Discontinued Operations and Asset Held for Sale	181.4	(172.9)	—		8.5
Other Current Assets	4.2	—	—		4.2
Total Current Assets	769.3	(172.9)	162.1		758.5
Non-Current Assets
Property, Plant and Equipment, Net of Accumulated Depreciation of $81.0	24.3	—	—		24.3
Computer Software, Net of Accumulated Amortization of $357.5	101.4	—	—		101.4
Goodwill	714.7	—	—		714.7
Deferred Income Tax	88.2	—	—		88.2
Other Receivables	10.5	—	—		10.5
Other Intangibles	340.0	—	—		340.0
Other Non-Current Assets	44.3	—	—		44.3
Total Non-Current Assets	1,323.4	—	—		1,323.4
Total Assets	$2,092.7	$(172.9)	$162.1		$2,081.9
LIABILITIES
Current Liabilities
Accounts Payable	$44.6	$—	$5.7	(d)	$50.3
Accrued Payroll	73.0	—	—		73.0
Accrued Income Tax	3.7	—	—		3.7
Liabilities from Discontinued Operations	41.5	(41.5)	—		—
Short-Term Debt	300.5	—	—		300.5
Other Accrued and Current Liabilities	119.0	—	—		119.0
Deferred Revenue	599.7	—	—		599.7
Total Current Liabilities	1,182.0	(41.5)	5.7		1,146.2
Pension and Postretirement Benefits	565.7	—	—		565.7
Long-Term Debt	1,486.1	—	—		1,486.1
Liabilities for Unrecognized Tax Benefits	27.0	—	—		27.0
Other Non-Current Liabilities	49.8	—	—		49.8
Total Liabilities	3,310.6	(41.5)	5.7		3,274.8
Contingencies
EQUITY
DUN & BRADSTREET SHAREHOLDERS’ EQUITY (DEFICIT)
Series A Junior Participating Preferred Stock, $0.01 par value per share, authorized - 0.5 shares; outstanding - none	—	—	—		—
Preferred Stock, $0.01 par value per share, authorized - 9.5 shares; outstanding - none (Note 8)	—	—	—		—
Series Common Stock, $0.01 par value per share, authorized - 10.0 shares; outstanding - none	—	—	—		—
Common Stock, $0.01 par value per share, authorized - 200.0 shares; issued - 81.9 shares	0.8	—	—		0.8
Capital Surplus	284.2	—	—		284.2
Retained Earnings	2,830.6	—	—		2,830.6
Treasury Stock, at cost, 46.0 shares at December 31, 2014 and 44.1 shares at December 31, 2013	(3,381.2)	—	—		(3,381.2)
Accumulated Other Comprehensive Income (Loss)	(962.7)	—	25.0	(e)	(937.7)
Total Dun & Bradstreet Shareholders’ Equity (Deficit)	(1,228.3)	—	25.0		(1,203.3)
Noncontrolling Interest	10.4	—	—		10.4
Total Equity (Deficit)	(1,217.9)	—	25.0		(1,192.9)
Total Liabilities and Shareholders’ Equity (Deficit)	$2,092.7	$(41.5)	$30.7		$2,081.9
See the accompanying Notes to the Unaudited Pro Forma Condensed Consolidated Financial Statements, which are an integral part of these statements.
(a) Refer to Note 3, Assets and Liabilities Held for Sale, for further details on ANZ's assets and liabilities.
(b), (c), (d), (e) Refer to Note 4, Pro Forma Adjustments, for further details of these adjustments.

THE DUN & BRADSTREET CORPORATION UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME For the Year Ended December 31, 2014 (Amounts in millions, except per share data)

	Historical Dun & Bradstreet	ANZ	Pro Forma Adjustments	Pro Form Dun & Bradstreet
Revenue	$1,681.8	$97.3	$—	$1,584.5
Operating Expenses	557.6	27.5	—	530.1
Selling and Administrative Expenses	624.7	49.1	—	575.6
Depreciation and Amortization	63.1	10.6	—	52.5
Restructuring Charge	14.9	—	—	14.9
Operating Costs	1,260.3	87.2	—	1,173.1
Operating Income	421.5	10.1	—	411.4
Interest Income	1.7	0.1	—	1.6
Interest Expense	(43.3)	—	—	(43.3)
Other Income (Expense) – Net	(31.3)	(1.8)	—	(29.5)
Non-Operating Income (Expense) – Net	(72.9)	(1.7)	—	(71.2)
Income Before Provision for Income Taxes and Equity in Net Income of Affiliates	348.6	8.4	—	340.2
Less: Provision for Income Taxes	52.6	(1.7)	—	54.3
Equity in Net Income of Affiliates	1.9	—	—	1.9
Net Income (Loss) from Continuing Operations	297.9	10.1	—	287.8
Less: Net (Income) Loss Attributable to the Noncontrolling Interest	(3.5)	—	—	(3.5)
Net Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet	$294.4	$10.1	$—	284.3
Basic Earnings Per Share of Common Stock Attributable to Dun & Bradstreet Common Shareholders	$8.06	$0.27	$—	$7.79
Diluted Earnings Per Share of Common Stock Attributable to Dun & Bradstreet Common Shareholders	$7.99	$0.28	$—	$7.71
Weighted Average Number of Shares Outstanding-Basic	36.5	—	—	36.5
Weighted Average Number of Shares Outstanding-Diluted	36.9	—	—	36.9

See the accompanying Notes to the Unaudited Pro Forma Condensed Consolidated Financial Statements, which are an integral part of these statements.

THE DUN & BRADSTREET CORPORATION UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME For the Year Ended December 31, 2013 (Amounts in millions, except per share data)

	Historical Dun & Bradstreet	ANZ	Pro Forma Adjustments	Pro Form Dun & Bradstreet
Revenue	$1,655.2	$96.8	$—	$1,558.4
Operating Expenses	550.5	26.1	—	524.4
Selling and Administrative Expenses	582.5	48.9	—	533.6
Depreciation and Amortization	71.2	10.8	—	60.4
Restructuring Charge	13.9	—	—	13.9
Operating Costs	1,218.1	85.8	—	1,132.3
Operating Income	437.1	11.0	—	426.1
Interest Income	1.3	0.1	—	1.2
Interest Expense	(40.7)	—	—	(40.7)
Other Income (Expense) – Net	(1.7)	(1.4)	—	(0.3)
Non-Operating Income (Expense) – Net	(41.1)	(1.3)	—	(39.8)
Income Before Provision for Income Taxes and Equity in Net Income of Affiliates	396.0	9.7	—	386.3
Less: Provision for Income Taxes	135.5	(0.1)	—	135.6
Equity in Net Income of Affiliates	1.6	—	—	1.6
Net Income (Loss) from Continuing Operations	262.1	9.8	—	252.3
Less: Net (Income) Loss Attributable to the Noncontrolling Interest	(3.6)	—	—	(3.6)
Net Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet	$258.5	$9.8	$—	248.7
Basic Earnings Per Share of Common Stock Attributable to Dun & Bradstreet Common Shareholders	$6.61	$0.25	$—	$6.36
Diluted Earnings Per Share of Common Stock Attributable to Dun & Bradstreet Common Shareholders	$6.54	$0.25	$—	$6.29
Weighted Average Number of Shares Outstanding-Basic	39.1	—	—	39.1
Weighted Average Number of Shares Outstanding-Diluted	39.5	—	—	39.5

See the accompanying Notes to the Unaudited Pro Forma Condensed Consolidated Financial Statements, which are an integral part of these statements.

THE DUN & BRADSTREET CORPORATION UNAUDITED PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF INCOME For the Year Ended December 31, 2012 (Amounts in millions, except per share data)

	Historical Dun & Bradstreet	ANZ	Pro Forma Adjustments	Pro Form Dun & Bradstreet
Revenue	$1,663.0	$99.1	$—	$1,563.9
Operating Expenses	521.0	25.0	—	496.0
Selling and Administrative Expenses	602.2	47.7	—	554.5
Depreciation and Amortization	78.3	10.9	—	67.4
Restructuring Charge	29.4	—	—	29.4
Operating Costs	1,230.9	83.6	—	1,147.3
Operating Income	432.1	15.5	—	416.6
Interest Income	0.8	0.1	—	0.7
Interest Expense	(39.5)	—	—	(39.5)
Other Income (Expense) – Net	(15.1)	(0.3)	—	(14.8)
Non-Operating Income (Expense) – Net	(53.8)	(0.2)	—	(53.6)
Income Before Provision for Income Taxes and Equity in Net Income of Affiliates	378.3	15.3	—	363.0
Less: Provision for Income Taxes	83.1	0.9	—	82.2
Equity in Net Income of Affiliates	1.3	—	—	1.3
Net Income (Loss) from Continuing Operations	296.5	14.4	—	282.1
Less: Net (Income) Loss Attributable to the Noncontrolling Interest	(1.0)	—	—	(1.0)
Net Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet	$295.5	$14.4	$—	281.1
Basic Earnings Per Share of Common Stock Attributable to Dun & Bradstreet Common Shareholders	$6.47	$0.31	$—	$6.16
Diluted Earnings Per Share of Common Stock Attributable to Dun & Bradstreet Common Shareholders	$6.43	$0.31	$—	$6.12
Weighted Average Number of Shares Outstanding-Basic	45.6	—	—	45.6
Weighted Average Number of Shares Outstanding-Diluted	46.0	—	—	46.0

See the accompanying Notes to the Unaudited Pro Forma Condensed Consolidated Financial Statements, which are an integral part of these statements.

NOTES TO THE UNAUDITED PRO FORMA CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Transaction
On June 12, 2015, we entered into a Share Sale Agreement with Archer Capital to sell our business in Australia and New Zealand. This Disposition was completed on June 30, 2015 for $169.8 million (inclusive of a subsequent working adjustment of $0.7 million), of which $159.7 million was paid in cash (inclusive of a subsequent working adjustment of $0.7 million) and $10.1 million was placed into escrow pending the resolution of certain outstanding matters. As of December 31, 2015, this amount remained in escrow. A reserve of $7.0 million was initially recorded based on our estimate of the probable outcome of the contingent events. The reserve was subsequently reduced by $1.1 million in the fourth quarter of 2015 based on our assessment of the most probable outcome of the contingent events as of December 31, 2015. The Disposition reflects a book value of approximately $131.4 million as of June 30, 2015, with a valuation allowance of $38.2 milion for a long-lived asset, which is measured at the lower of its carrying amount or fair value less cost to sell. As a result, we recorded a loss of $38.2 million on the Disposition in the second quarter of 2015 within discontinued operations.
The financial statements of our subsidiaries outside North America reflect a fiscal year end of November 30, and therefore the Disposition is reported in our consolidated financial statements as of September 30, 2015.
2. Basis of Presentation
Article 11 of Regulation S-X of the Securities Act of 1933 (“Article 11”) requires the Unaudited Pro Forma Condensed Consolidated Statement of Financial Condition to be presented as of the most recently reported period, which is June 30. Further, Article 11 requires Unaudited Pro Forma Condensed Consolidated Statements of Income for all periods presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, which consisted of the years ended December 31, 2014, 2013, and 2012. Because the results of ANZ have been reflected in discontinued operations in the Company’s Quarterly Report on Form 10-Q for the six months ended June 30, 2015, the pro forma results of operations for that interim period are not included herein.
The unaudited pro forma condensed consolidated financial statements were based on and derived from the historical consolidated financial statements of the Company, adjusted for those amounts which were determined to be (1) directly attributable to the Disposition, (2) factually supportable, and (3) with respect to the Unaudited Pro Forma Condensed Consolidated Statement of Income, expected to have a continuing impact on the consolidated results of the Company. Additionally, certain pro forma adjustments were made in order to calculate the Company’s pro forma financial statements. Refer to Note 4, Pro Forma Adjustments, for further details of these adjustments.

NOTES TO THE UNAUDITED PRO FORMA CONDENSED
CONSOLIDATED FINANCIAL STATEMENTS

3. Assets and Liabilities Held for Sale
(a) The carrying amounts of the major classes of assets and liabilities of ANZ were as follows:

As of June 30, 2015
ASSETS
Cash and Cash Equivalents	$7.5
Accounts Receivable	20.1
Deferred Income Tax	8.8
Total Current Assets	36.4
Property, Plant and Equipment	5.3
Computer Software	8.2
Other Intangibles	26.9
Goodwill	131.6
Other Long-Term Assets	2.7
Valuation Allowance for Carrying Value	(38.2)
Total Non-Current Assets	136.5
Total Assets Held for Sale	$172.9
LIABILITIES
Accounts Payable	$2.4
Other Accrued and Current Liabilities	6.1
Accrued Income Tax	3.2
Deferred Revenue	14.5
Total Current Liabilities	26.2
Deferred Tax Liabilities	11.1
Other Long-Term Liabilities	4.2
Total Non-Current Liabilities	15.3
Total Liabilities Held for Sale	$41.5

4. Pro Forma Adjustments
Pro forma adjustments are based on facts and conditions available to us as of June 30, 2015.
Adjustments included in the column under the heading “Pro Forma Adjustments” represent the following:
(b) To include the cash proceeds of $159.0 million received by the Company resulting from the Disposition.
(c) To include the proceeds of $10.1 million held in an escrow account, net of a reserve of $7.0 million.
(d) To reflect an accrual of $5.7 million for transaction costs related to the Dispositions.
(e) The recognition of other comprehensive income items attributable to ANZ, primarily related to release of the currency translation adjustments.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required to be furnished by this Item 10. “Directors, Executive Officers and Corporate Governance,” is incorporated herein by reference from our Notice of 2016 Annual Meeting of Shareholders and Proxy Statement to be filed within 120 days after Dun & Bradstreet’s fiscal year end of December 31, 2015 (the “Proxy Statement”).

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
(3) Exhibits.
See Index to Exhibits in this Annual Report on Form 10-K.
(b) Exhibits.
See Index to Exhibits in this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 26, 2016.

The Dun & Bradstreet Corporation (Registrant)

By:	/s/ ROBERT P. CARRIGAN
Robert P. Carrigan
Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities set forth next to their names, on February 26, 2016.

/s/ ROBERT P. CARRIGAN	Chief Executive Officer and Director
Robert P. Carrigan	(principal executive officer)

/s/ RICHARD H. VELDRAN	Chief Financial Officer
Richard H. Veldran	(principal financial officer)

/s/ ANTHONY PIETRONTONE JR.	Principal Accounting Officer and Corporate Controller
Anthony Pietrontone Jr.

/s/ CHRISTOPHER J. COUGHLIN	Chairman of the Board
Christopher J. Coughlin

/s/ CINDY CHRISTY	Director
Cindy Christy

/s/ L. GORDON CROVITZ	Director
L. Gordon Crovitz

/s/ JAMES N. FERNANDEZ	Director
James N. Fernandez

/s/ PAUL R. GARCIA	Director
Paul R. Garcia

/s/ ANASTASSIA LAUTERBACH	Director
Anastassia Lauterbach

/s/ THOMAS J. MANNING	Director
Thomas J. Manning

/s/ RANDALL D. MOTT	Director
Randall D. Mott

/s/ JUDITH A. REINSDORF	Director
Judith A. Reinsdorf

INDEX TO EXHIBITS

2.	Plan of Acquisition, Reorganization, Rearrangement, Liquidation or Succession

2.1
Agreement and Plan of Merger, dated April 27, 2015 by and among (i) Dun & Bradstreet, Inc., (ii) Brad Acquisition Corp., (iii) Credibility Corp. (the “Company”), (iv) Great Hill Equity Partners IV, L.P. (“GHP”), (v) Great Hill Investors, LLC, (vi) GHP, as the representative of the Company securityholders and (vii) Carbon Investments, LLC, as the representative of the Company common securityholders solely in respect of matters related to an earn-out agreement (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 001-15967, dated May 6, 2015).

3.	Articles of Incorporation and By-laws

3.1
Restated Certificate of Incorporation of the Registrant, as filed with the Secretary of State of the State of Delaware on May 11, 2015, (incorporated by reference to Exhibit 3.3 to Registrant’s Current Report on Form 8-K, file number 1-15967, filed May 11, 2015).

3.2
Certificate of Designation of Series A Junior Participating Preferred Stock (incorporated by reference to Appendix A to the Restated Certificate of Incorporation, included as Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed May 11, 2015).

3.3
The Dun & Bradstreet Corporation Certificate of Designation of Series B Preferred Stock (incorporated by reference to Appendix B to the Restated Certificate of Incorporation, included as Exhibit 3.3 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed May 11, 2015).

3.4
The Amended and Restated By-Laws of The Dun & Bradstreet Corporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed December 7, 2015).

4.	Instruments Defining the Rights of Security Holders, Including Indentures

	4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 10, file number 1-15967, filed September 11, 2000).

	4.2	Form of 6.00% Senior Notes due 2013 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed April 1, 2008).

	4.3	Form of 2.875% Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed November 23, 2010).

4.4
Indenture, dated as of March 14, 2006, between the Dun & Bradstreet Corporation and The Bank of New York, including the Form of 5.50% Senior Notes due 2011 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed March 14, 2006).

4.5
First Supplemental Indenture, dated as of December 3, 2012, between the Registrant and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed December 3, 2012).

4.6
Second Supplemental Indenture, dated as of June 15, 2015, between The Dun & Bradstreet Corporation and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed June 15, 2015).

	4.7	Form of 3.250% Senior Notes due 2017 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed December 3, 2012).

	4.8	Form of 4.375% Senior Notes due 2022 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed December 3, 2012).

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

4.10
Amendment No. 1, dated May 14, 2015 to the Amended and Restated Five-Year Credit Agreement, among The Dun & Bradstreet Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and RBS Citizens, N.A. as Co-Syndication Agents, and Bank of America, N.A., Barclays Bank PLC and HSBC Bank USA, N.A., as Co-Documentation Agents, and the Lenders thereto (incorporated by reference to Exhibit 4.1 to the Registrants’ Current Report on Form 8-K, file number 1-15967, filed May 14, 2015).

4.11
Amendment No. 2 to the Revolving Credit Agreement, dated as of November 2, 2015, to the Amended and Restated Five-Year Credit Agreement, dated as of July 23, 2014, as amended, among The Dun & Bradstreet Corporation, as borrower, the borrowing subsidiaries referred to therein, the lenders referred to therein, JPMorgan Chase Bank, N.A., as Administrative Agent, and the Co-Syndication Agents and Co-Documentation Agents referred to therein (incorporated by reference to Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 3, 2015).

4.12
Term Loan Credit Agreement, dated May 14, 2015, among The Dun & Bradstreet Corporation, JPMorgan Chase Bank, N.A., as Administrative Agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Syndication Agent, and Bank of America, N.A., Barclays Bank PLC, Citizens Bank, N.A., HSBC Bank USA, N.A. and TD Bank, N.A. as Co-Documentation Agents, and the Lenders thereto (incorporated by reference to Exhibit 4.2 to the Registrants’ Current Report on Form 8-K, file number 1-15967, filed May 14, 2015).

4.13
Amendment No. 1 to Term Loan Agreement, dated as of November 2, 2015, to the Term Loan Credit Agreement dated as of May 14, 2015 among The Dun & Bradstreet Corporation, as borrower, the lenders referred to therein, JPMorgan Chase Bank, as Administrative Agent, The Bank of Tokyo-Mitsubishi-UFJ, Ltd., as Syndication Agent and the Co-Documentation Agents referred to therein (incorporated by reference to Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 3, 2015).

	4.14	Form of 4.000% Senior Notes due 2020 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed June 15, 2015).

10.	Material Contracts
10.1^
Business Process Services Agreement made and effective as of October 15, 2004 by and between the Registrant and International Business Machines Corporation (incorporated by reference to Exhibit 10.43 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed March 14, 2005).

10.2^
Global Master Services Agreement by and between Dun & Bradstreet, Inc. and Acxiom Corporation, dated July 27, 2006 (Amended and Restated as of June 2, 2008), together with Amendment Number One, thereto, dated November 30, 2008, and Amendment Number Two, thereto, dated May 6, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Amended Quarterly Report on Form 10-Q/A, file number 1-15967, filed October 8, 2009. As previously disclosed on the Company's Form 10-Q, file number 1-15697, dated August 6, 2015, the Global Master Services Agreement was assigned by Acxiom Corporation to Aspen Holdco, Inc. effective July 31, 2015. Aspen Holdco, Inc. subsequently changed its name to Ensono Holdco, Inc., which reassigned this agreement to its subsidiary Ensono, L.P.).

10.3^
Statement of Work Number 9 under the Global Master Services Agreement by and between Dun & Bradstreet, Inc. and Acxiom Corporation, dated May 6, 2009 (incorporated by reference to Exhibit 10.2 to the Registrant’s Amended Quarterly Report on Form 10-Q/A, file number 1-15967, filed October 8, 2009. As previously disclosed on the Company's Form 10-Q, file number 1-15697, dated August 6, 2015, Statement of Work Number 9 was assigned by Acxiom Corporation to Aspen Holdco, Inc. effective July 31, 2015. Aspen Holdco, Inc. subsequently changed its name to Ensono Holdco, Inc., which reassigned this agreement to its subsidiary Ensono, L.P.).

10.4†
The Dun & Bradstreet Corporation Incentive Compensation Recoupment Policy, adopted October 15, 2012 by the Registrant’s Board of Directors (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 28, 2013).

10.5†
Form of Indemnification Agreement, as revised on August 7, 2012 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 1, 2012).

10.6†	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed August 4, 2006).

10.7†
The Dun & Bradstreet Executive Transition Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 6, 2008).

10.8†
The Dun & Bradstreet Corporation Change in Control Plan, as amended (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 3, 2014).

10.9†
Second Amendment to The Dun & Bradstreet Corporation Change in Control Plan, effective August 5, 2015 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed August 6, 2015).

10.10†
The Dun & Bradstreet Career Transition Plan, as amended and restated effective January 1, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed December 16, 2014).

10.11†
First Amendment to The Dun & Bradstreet Career Transition Plan (as amended and restated as of January 1, 2015), effective February 24, 2015 (incorporated by reference to Exhibit 10.12 to the Registrant's Annual Report on Form 10-K, file number 1-15967, filed February 26, 2015).

10.12†
The Dun & Bradstreet Career Transition Plan, as amended and restated effective August 4, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed August 6, 2015).

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

10.16†
Third Amendment, effective April 4, 2011, Fourth Amendment, effective April 4, 2011 and Fifth Amendment, effective December 22, 2011, to the Executive Retirement Plan of The Dun & Bradstreet Corporation, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 29, 2012).

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

10.19†
Second Amendment, executed April 4, 2011 and retroactively effective January 1, 1997, Third Amendment, effective April 4, 2011 and Fourth Amendment, effective December 22, 2011, to the Pension Benefit Equalization Plan of The Dun & Bradstreet Corporation, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.21 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 29, 2012).

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

10.23†
First Amendment, effective April 4, 2011, to The Dun & Bradstreet Corporation Non-Employee Directors’ Deferred Compensation Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 29, 2012).

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

10.27†
First Amendment to The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (as Amended and Restated With Respect to Awards Granted Under the Plan on or after January 1, 2013), effective August 4, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed August 6, 2015).

10.28†
Key Employees’ Non-Qualified Deferred Compensation Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 6, 2008).

10.29†
First Amendment, effective December 17, 2013, to The Dun & Bradstreet Corporation Key Employees’ NonQualified Deferred Compensation Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 28, 2014).

10.30†
Second Amendment, effective December 17, 2013, to The Dun & Bradstreet Corporation Key Employees’ NonQualified Deferred Compensation Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 28, 2014).

10.31†
The Dun & Bradstreet Corporation 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed March 28, 2003).

10.32†
The Dun & Bradstreet Corporation 2015 Employee Stock Purchase Plan, effective May 6, 2015 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed August 6, 2015).

10.33†
The Dun & Bradstreet Corporation Covered Employee Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed May 6, 2011), together with the First Amendment thereto (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 28, 2014).

10.34†
Offer Letter of Employment of Mr. Robert Carrigan, dated September 6, 2013 (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed September 10, 2013).

10.35†
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

10.40†
Form of International Stock Option Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 29, 2012).

10.41†
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

10.46†
Form of Stock Option Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 29, 2012).

10.47†
Form of Restricted Stock Unit Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.59 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed March 1, 2011).

10.48†
Form of Restricted Stock Unit Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 29, 2012).

10.49†
Form of Restricted Stock Unit Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan as Amended and Restated With Respect to Awards Granted Under the Plan on or after January 1, 2013 (incorporated by reference to Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 28, 2013).

10.50†
Form of International Restricted Stock Unit Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed March 1, 2011).

10.51†
Form of International Restricted Stock Unit Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.61 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 29, 2012).

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

10.55†
Form of Stock Option Award Agreement under the 2000 Non-employee Directors’ Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed March 2, 2005).

10.56†
Form of Stock Option Award Agreement, effective January 29, 2008, under the 2000 Non-employee Directors’ Stock Incentive Plan (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 25, 2008).

10.57†
Form of Stock Option Award Agreement under the 2000 Non-employee Directors’ Stock Incentive Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 29, 2012).

10.58†
Form of Restricted Share Unit Award Agreement under the 2000 Non-employee Directors’ Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed December 8, 2004).

10.59†
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

10.61†
Form of Restricted Stock Unit Award Agreement under the 2000 Non-employee Directors’ Stock Incentive Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.13 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 6, 2008).

10.62†
Form of Restricted Stock Unit Award Agreement under the 2000 Non-employee Directors’ Stock Incentive Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.73 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 29, 2012).

10.63†
Form of Stock Option Award Agreement, effective October 23, 2013, under the 2000 Non-employee Directors’ Stock Incentive Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 5, 2013).

10.64†
Form of 2000 Dun & Bradstreet Corporation Non-Employee Directors’ Stock Incentive Plan Stock Option Award, effective May 6, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 001-15967, filed May 6, 2015).

10.65†
Form of Restricted Stock Unit Award Agreement, effective October 23, 2013, under the 2000 Non-employee Directors’ Stock Incentive Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 5, 2013).

10.66†
Form of 2000 Dun & Bradstreet Corporation Non-Employee Directors’ Stock Incentive Plan Restricted Stock Unit Award, effective May 6, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, file number 001-15967, filed May 6, 2015).

10.67†
Form of U.S. Performance Restricted Stock Unit Award for Leveraged Restricted Stock Units under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan, effective February 26, 2014 (incorporated by reference to Exhibit 10.75 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 28, 2014).

10.68†
Form of U.S. Performance Restricted Stock Unit Award based on Revenue Compound Annual Growth Rate under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan, effective February 26, 2014 (incorporated by reference to Exhibit 10.76 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 28, 2014).

10.69†
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

10.75†
Form of U.S. Performance Restricted Stock Unit Award for Leveraged Restricted Stock Units under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan, effective January 1, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed August 7, 2014).

10.76†
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

10.83†
Form of Employee Agreement for Equity Recipients, effective January 1, 2015 (incorporated by reference to Exhibit 10.85 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 26, 2015).

10.84†
Form of Global Restricted Stock Unit Award, effective February 24, 2015, under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.86 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 26, 2015).

10.85†
Form of Global Performance Restricted Stock Unit Award for Leveraged Restricted Stock Units, effective February 24, 2015, under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.87 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 26, 2015).

10.86†
Form of Global Performance Restricted Stock Unit Award based on Revenue Compound Annual Growth Rate, effective February 24, 2015, under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.88 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 26, 2015).

10.87†
Form of Global Performance Restricted Stock Unit Award based on Total Shareholder Return, effective February 24, 2015, under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.89 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 26, 2015).

	10.88†*	Form of Global Restricted Stock Unit Award, effective February 23, 2016, under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan.

	10.89†*	Form of Global Performance Restricted Stock Unit Award for Leveraged Restricted Stock Units, effective February 23, 2016, under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan.

	10.90†*	Form of Global Performance Restricted Stock Unit Award based on Revenue Compound Annual Growth Rate, effective February 23, 2016, under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan.

	10.91†*	Form of Global Performance Restricted Stock Unit Award based on Total Shareholder Return, effective February 23, 2016, under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan.

21.	Subsidiaries of the Registrant
	21.1*	Subsidiaries of the Registrant as of December 31, 2015.

23.	Consents of Experts and Counsel
	23.1*	Consent of Independent Registered Public Accounting Firm.

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

101
The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations and Comprehensive Income (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders’ Equity (Deficit), and (v) the Notes to the Consolidated Financial Statements.

*	Filed herewith.
† Represents a management contract or compensatory plan.

^	Portions of this Exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission.