Form 10-Q
period 2016-03-31
DUN & BRADSTREET CORP/NW
filed 2016-05-10
CIK 1115222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
Form 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding at April 30, 2016
Common Stock,	36,258,367
par value $0.01 per share

THE DUN & BRADSTREET CORPORATION

PART I. UNAUDITED FINANCIAL INFORMATION

Item 1.	Financial Statements
The Dun & Bradstreet Corporation Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
	2016	2015
	(Amounts in millions, except per share data)
Revenue	$375.0	$356.2
Operating Expenses	132.4	131.0
Selling and Administrative Expenses	163.3	142.9
Depreciation and Amortization	16.4	12.4
Restructuring Charge	9.7	4.8
Operating Costs	321.8	291.1
Operating Income	53.2	65.1
Interest Income	0.5	0.4
Interest Expense	(13.5)	(11.4)
Other Income (Expense) - Net	0.8	3.3
Non-Operating Income (Expense) - Net	(12.2)	(7.7)
Income Before Provision for Income Taxes and Equity in Net Income of Affiliates	41.0	57.4
Less: Provision for Income Taxes	11.0	17.7
Equity in Net Income of Affiliates	0.7	0.7
Net Income from Continuing Operations	30.7	40.4
Less: Net Income Attributable to the Noncontrolling Interest	(0.7)	(0.9)
Net Income from Continuing Operations Attributable to Dun & Bradstreet	$30.0	$39.5
Income from Discontinued Operations, Net of Income Taxes (1)	—	1.5
Net Income Attributable to Dun & Bradstreet	$30.0	$41.0
Basic Earnings Per Share of Common Stock:
Income from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$0.83	$1.10
Income from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	—	0.04
Net Income Attributable to Dun & Bradstreet Common Shareholders	$0.83	$1.14
Diluted Earnings Per Share of Common Stock:
Income from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$0.82	$1.08
Income from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	—	0.05
Net Income Attributable to Dun & Bradstreet Common Shareholders	$0.82	$1.13
Weighted Average Number of Shares Outstanding-Basic	36.2	36.0
Weighted Average Number of Shares Outstanding-Diluted	36.4	36.4
Cash Dividend Paid Per Common Share	$0.48	$0.46
Other Comprehensive Income, Net of Income Taxes:
Net Income from Continuing Operations	$30.7	$40.4
Income from Discontinued Operations, Net of Income Taxes (1)	—	1.5
Net Income	30.7	41.9
Foreign Currency Translation Adjustments, no Tax Impact	(22.2)	(43.7)
Defined Benefit Pension Plans:
Prior Service Costs, Net of Tax Benefit (Expense) (2)	(0.2)	(0.1)
Net Actuarial Gain, Net of Tax Benefit (Expense) (3)	6.0	6.6
Total Other Comprehensive Loss	(16.4)	(37.2)
Comprehensive Income, Net of Income Taxes	14.3	4.7
Less: Comprehensive Income Attributable to the Noncontrolling Interest	(0.6)	(0.7)
Comprehensive Income Attributable to Dun & Bradstreet	$13.7	$4.0

(1)
Tax Benefit of $2.3 million during the three months ended March 31, 2015. See Note 14 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for further detail.

(2)	Tax Benefit (Expense) of $0.1 million during the three months ended March 31, 2016. No tax impact during the three months ended March 31, 2015.

(3)	Tax Benefit (Expense) of $(3.3) million and $(3.7) million during the three months ended March 31, 2016 and 2015, respectively.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation Consolidated Balance Sheets (Unaudited)

	March 31, 2016	December 31, 2015
	(Amounts in millions, except per share data)
ASSETS
Current Assets
Cash and Cash Equivalents	$365.7	$365.7
Accounts Receivable, Net of Allowance of $20.4 at March 31, 2016 and $20.6 at December 31, 2015	437.4	523.5
Other Receivables	18.8	13.7
Prepaid Taxes	6.4	6.4
Deferred Income Tax	—	12.0
Other Prepaids	34.1	36.7
Other Current Assets	3.4	1.6
Total Current Assets	865.8	959.6
Non-Current Assets
Property, Plant and Equipment, Net of Accumulated Depreciation of $55.7 at March 31, 2016 and $54.3 at December 31, 2015	30.9	27.2
Computer Software, Net of Accumulated Amortization of $353.7 at March 31, 2016 and $348.1 at December 31, 2015	106.6	102.6
Goodwill (Note 15)	700.7	704.0
Deferred Income Tax	104.7	93.8
Other Receivables	4.0	4.2
Other Intangibles (Note 15)	319.0	326.2
Other Non-Current Assets	44.3	48.9
Total Non-Current Assets	1,310.2	1,306.9
Total Assets	$2,176.0	$2,266.5
LIABILITIES
Current Liabilities
Accounts Payable	$51.4	$31.3
Accrued Payroll	63.9	108.8
Accrued Income Tax	22.7	28.7
Short-Term Debt	20.0	20.0
Other Accrued and Current Liabilities (Note 6)	141.1	122.6
Deferred Revenue	661.1	647.8
Total Current Liabilities	960.2	959.2
Pension and Postretirement Benefits	540.5	558.0
Long-Term Debt	1,725.4	1,797.0
Liabilities for Unrecognized Tax Benefits	8.8	8.3
Other Non-Current Liabilities	47.4	49.3
Total Liabilities	3,282.3	3,371.8
Contingencies (Note 7)
EQUITY
DUN & BRADSTREET SHAREHOLDERS’ EQUITY (DEFICIT)
Series A Junior Participating Preferred Stock, $0.01 par value per share, authorized - 0.5 shares; outstanding - none	—	—
Preferred Stock, $0.01 par value per share, authorized - 9.5 shares; outstanding - none	—	—
Series Common Stock, $0.01 par value per share, authorized - 10.0 shares; outstanding - none	—	—
Common Stock, $0.01 par value per share, authorized - 200.0 shares; issued - 81.9 shares	0.8	0.8
Capital Surplus	290.7	292.2
Retained Earnings	2,945.2	2,932.8
Treasury Stock, at cost, 45.7 shares at March 31, 2016 and 45.8 shares at December 31, 2015	(3,373.2)	(3,377.1)
Accumulated Other Comprehensive Income (Loss)	(981.7)	(965.5)
Total Dun & Bradstreet Shareholders’ Equity (Deficit)	(1,118.2)	(1,116.8)
Noncontrolling Interest	11.9	11.5
Total Equity (Deficit)	(1,106.3)	(1,105.3)
Total Liabilities and Shareholders’ Equity (Deficit)	$2,176.0	$2,266.5

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2016	2015
	(Amounts in millions)
Cash Flows from Operating Activities:
Net Income	$30.7	$41.9
Less:
Income from Discontinued Operations	—	1.5
Net Income from Continuing Operations	$30.7	$40.4
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	16.4	12.4
Amortization of Unrecognized Pension Loss	9.0	10.2
Income Tax Benefit from Stock-Based Awards	2.9	4.3
Excess Tax Benefit on Stock-Based Awards	(0.2)	(2.0)
Equity-Based Compensation	4.4	2.3
Restructuring Charge	9.7	4.8
Restructuring Payments	(10.4)	(2.8)
Changes in Deferred Income Taxes, Net	(1.6)	—
Changes in Accrued Income Taxes, Net	(6.7)	0.1
Changes in Current Assets and Liabilities, Net of Acquisitions:
(Increase) Decrease in Accounts Receivable	79.6	66.2
(Increase) Decrease in Other Current Assets	1.2	7.8
Increase (Decrease) in Deferred Revenue	16.1	28.9
Increase (Decrease) in Accounts Payable	20.0	26.9
Increase (Decrease) in Accrued Liabilities	(39.2)	(44.1)
Increase (Decrease) in Other Accrued and Current Liabilities	9.9	9.1
Changes in Non-Current Assets and Liabilities, Net of Acquisitions:
(Increase) Decrease in Other Long-Term Assets	5.8	4.8
Net Increase (Decrease) in Long-Term Liabilities	(17.3)	(12.2)
Net, Other Non-Cash Adjustments	0.2	(0.8)
Net Cash Provided by Operating Activities from Continuing Operations	130.5	156.3
Net Cash Provided by Operating Activities from Discontinued Operations	—	2.5
Net Cash Provided by Operating Activities	130.5	158.8
Cash Flows from Investing Activities:
Payments for Acquisitions of Businesses, Net of Cash Acquired	—	(124.2)
Cash Settlements of Foreign Currency Contracts	0.4	(9.1)
Capital Expenditures	(3.7)	(1.6)
Additions to Computer Software and Other Intangibles	(11.9)	(11.4)
Net, Other	—	(0.1)
Net Cash Used in Investing Activities from Continuing Operations	(15.2)	(146.4)
Net Cash Used in Investing Activities from Discontinued Operations	—	(1.0)
Cash Flows Used In Investing Activities	(15.2)	(147.4)
Cash Flows from Financing Activities:
Net (Payment) Proceeds from Stock-Based Plans	(1.8)	0.8
Payments of Dividends	(17.5)	(16.6)
Proceeds from Borrowings on Credit Facilities	88.6	462.1
Payments of Borrowings on Credit Facilities	(155.8)	(411.6)
Payments of Borrowings on Term Loan Facilities	(5.0)	—
Excess Tax Benefit on Stock-Based Awards	0.2	2.0
Payment for Capital Lease and Other Long-Term Financing Obligation	(0.1)	(0.1)
Net, Other	(0.1)	(0.1)
Net Cash (Used in) Provided by Financing Activities from Continuing Operations	(91.5)	36.5
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(23.8)	(12.1)
Increase (Decrease) in Cash and Cash Equivalents	—	35.8
Cash and Cash Equivalents, Beginning of Period	365.7	319.4
Cash and Cash Equivalents, End of Period	$365.7	$355.2
Cash and Cash Equivalents of Discontinued Operations, End of Period	—	4.2
Cash and Cash Equivalents of Continuing Operations, End of Period	$365.7	$351.0
Supplemental Disclosure of Cash Flow Information:
Cash Paid for:
Income Taxes, Net of Refunds	$16.3	$13.4
Interest	$3.0	$1.9

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation Consolidated Statements of Shareholders’ Equity (Deficit) (Unaudited)

			For the Three Months Ended March 31, 2016 and 2015
					(Amounts in millions)
	Common Stock ($0.01 Par Value)	Capital Surplus	Retained Earnings	Treasury Stock	Cumulative Translation Adjustment	Pension Liability Adjustment	Total Dun & Bradstreet Shareholders’ Equity (Deficit)	Noncontrolling Interest	Total Equity (Deficit)
Balance, December 31, 2014	$0.8	$279.3	$2,831.1	$(3,392.4)	$(233.4)	$(688.7)	$(1,203.3)	$8.7	$(1,194.6)
Net Income	—	—	41.0	—	—	—	41.0	0.9	41.9
Payment to Noncontrolling Interest	—	—	—	—	—	—	—	(0.1)	(0.1)
Equity-Based Plans	—	(0.3)	—	5.8	—	—	5.5	—	5.5
Pension Adjustments, net of tax expense of $3.7	—	—	—	—	—	6.5	6.5	—	6.5
Dividend Declared	—	—	(16.8)	—	—	—	(16.8)	—	(16.8)
Change in Cumulative Translation Adjustment	—	—	—	—	(43.5)	—	(43.5)	(0.2)	(43.7)
Balance, March 31, 2015	$0.8	$279.0	$2,855.3	$(3,386.6)	$(276.9)	$(682.2)	$(1,210.6)	$9.3	$(1,201.3)

Balance, December 31, 2015	$0.8	$292.2	$2,932.8	$(3,377.1)	$(291.7)	$(673.8)	$(1,116.8)	$11.5	$(1,105.3)
Net Income	—	—	30.0	—	—	—	30.0	0.7	30.7
Payment to Noncontrolling Interest	—	—	—	—	—	—	—	(0.1)	(0.1)
Equity-Based Plans	—	(1.5)	—	3.9	—	—	2.4	—	2.4
Pension Adjustments, net of tax expense of $3.2	—	—	—	—	—	5.8	5.8	—	5.8
Dividend Declared	—	—	(17.6)	—	—	—	(17.6)	—	(17.6)
Change in Cumulative Translation Adjustment	—	—	—	—	(22.0)	—	(22.0)	(0.2)	(22.2)
Balance, March 31, 2016	$0.8	$290.7	$2,945.2	$(3,373.2)	$(313.7)	$(668.0)	$(1,118.2)	$11.9	$(1,106.3)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE DUN & BRADSTREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular dollar amounts in millions, except share and per share data)

Note 1 --	Basis of Presentation
These interim unaudited consolidated financial statements have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q. They should be read in conjunction with the consolidated financial statements and related notes, which appear in The Dun & Bradstreet Corporation’s (“Dun & Bradstreet” or “we” or “us” or “our” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2015. The unaudited consolidated results for interim periods do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements and are not necessarily indicative of results for the full year or any subsequent period. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the unaudited consolidated financial position, results of operations and cash flows at the dates and for the periods presented have been included.
All inter-company transactions have been eliminated in consolidation.
We manage and report our business through the following two segments:

•	Americas (which consists of our operations in the United States (“U.S.”), Canada and Latin America); and

•	Non-Americas (which primarily consists of our operations in the United Kingdom (“U.K.”), the Netherlands, Belgium, Greater China, India and our Dun & Bradstreet Worldwide Network).
The financial statements of the subsidiaries outside of the U.S. and Canada reflect results for the three months ended February 29 in order to facilitate the timely reporting of the unaudited consolidated financial results and unaudited consolidated financial position.
In June 2015, we divested our business in Australia and New Zealand (“ANZ”) for $169.8 million, which was part of our Non-Americas segment. Accordingly, we have reclassified the historical financial results of our business in ANZ as discontinued operations for all periods presented as set forth in Item 1. of this Quarterly Report on Form 10-Q. See Note 14 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for further detail.
The prior period consolidated balance sheet was adjusted associated with the adoption of Accounting Standards Update (“ASU”) No. 2015-03 “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” in the first quarter of 2016. The impact was $6.6 million and $7.1 million at March 31, 2016 and December 31, 2015, respectively. See Note 2 and Note 4 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for further detail.
Where appropriate, we have reclassified certain prior year amounts to conform to the current year presentation.

Note 2 --	Recent Accounting Pronouncements
We consider the applicability and impact of all ASUs. The ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position and/or results of operations.
Recently Adopted Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-17 “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” This standard requires entities to present deferred tax assets and deferred tax liabilities to be classified as noncurrent in the balance sheet. The standard is effective for fiscal years and the interim periods within those fiscal years beginning after December 15, 2016. The guidance can be applied either prospectively or retrospectively. In the period that the ASU is adopted, an entity will need to disclose the nature of and the reason for the change in accounting principle. If the new guidance is applied prospectively, the entity should disclose that prior balance sheets were not retrospectively adjusted. If the new guidance is applied retrospectively, the entity will need to disclose the quantitative effects of the change on the prior balance sheets presented. Early adoption was permitted. We have adopted this standard on a prospective basis. The impact to the prior periods is immaterial, and as a result, the prior period consolidated balance sheets were not retrospectively adjusted.
In August 2015, the FASB issued ASU No. 2015-15 “Interest-Imputation (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” This standard incorporates

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

into the Accounting Standards Codification (“ASC”) the Securities and Exchange Commission’s (“SEC”) view on the presentation and subsequent measurement of debt issuance costs related to line-of-credit arrangements. The SEC staff announced that it would not object to an entity presenting the cost of securing a revolving line-of-credit as an asset, regardless of whether a balance is outstanding. The guidance in this ASU provides an alternative for presentation of these costs. This guidance retains the requirement to subsequently amortize the deferred debt issuance costs ratably over the term of the line-of-credit arrangement. The adoption of this authoritative guidance did not have a material impact on our consolidated financial statements.
In July 2015, the FASB issued ASU No. 2015-12 “Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962) and Health and Welfare Benefit Plans (Topic 965): I. Fully Benefit-Responsive Investment Contracts; II. Plan Investment Disclosures; III. Measurement Date Practical Expedient.” This three-part ASU simplifies current benefit plan accounting and requires (i) fully benefit-responsive investment contracts (“FBRICs) to be measured, presented, and disclosed only at contract value and accordingly removes the requirement to reconcile their contract value to fair value; (ii) benefit plans to disaggregate their investments measured using fair value by general type, either on the face of the financial statements or in the notes to the financial statements; (iii) the net appreciation or depreciation in investments for the period to be presented in the aggregate rather than by general type, and removes certain disclosure requirements relevant to individual investments that represent five percent or more of net assets available for benefits. Further, the amendments in this ASU eliminate the requirement to disclose the investment strategy for certain investments that are measured using Net Asset Value (“NAV”) per share using the practical expedient in the FASB ASC Topic 820. Part III of the ASU provides a practical expedient to permit employee benefit plans to measure investments and investment-related accounts as of the month-end that is closest to the plan’s fiscal year-end, when the fiscal period does not coincide with a month-end, while requiring certain additional disclosures. The amendments in Parts I and II of this standard were effective retrospectively for fiscal years beginning after December 15, 2015. The amendments in Part III of this standard were effective prospectively for fiscal years beginning after December 15, 2015. Early application for all amendments was permitted. The adoption of this authoritative guidance did not have a material impact on our consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-05 “Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement.” This standard provides guidance to assist an entity in evaluating the accounting for fees paid by a customer in a cloud computing arrangement. Specifically, the amendments in this update provide guidance to customers related to whether a cloud computing arrangement includes a software license. If the cloud computing arrangement includes a software license, the guidance requires that the customer account for the software license element of the arrangement in a manner consistent with the acquisition of other software licenses. Where the arrangement does not include a software license, the guidance requires the customer to account for the arrangement as a service contract. The amendments in this update apply only to internal-use software that a customer obtains access to in a hosting arrangement if certain criteria are met. The new standard supersedes certain guidance in ASC 350-40 “Internal-Use Software” which will require the accounting for all software licenses within the scope of such guidance to be consistent with the accounting for other licenses of intangible assets. The standard was effective for fiscal years and the interim periods within those fiscal years beginning on or after December 15, 2015. The guidance may be applied (i) prospectively to all arrangements entered into or materially modified after the effective date, or (ii) retrospectively. The standard requires additional disclosures under each method of adoption. Early adoption was permitted. The adoption of this authoritative guidance did not have a material impact on our consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03. The new standard requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability in a manner consistent with the treatment for debt discounts. The amendments in this update do not affect the recognition and measurement guidance for debt issuance costs. In addition, the ASU requires that the amortization of debt issuance costs be reported as interest expense. The standard was effective for fiscal years and the interim periods within those fiscal years beginning on or after December 15, 2015. The guidance should be applied retrospectively to all prior periods presented in the financial statements, subject to the disclosure requirements for a change in an accounting principle. Early adoption was permitted for financial statements that have not been previously issued. The adoption of this authoritative guidance did not have a material impact on our consolidated financial statements. See Note 4 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for further detail.
In January 2015, the FASB issued ASU No. 2015-01 “Income Statement Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” This standard eliminates such concept from existing GAAP. Under the new guidance an entity is no longer required to: (i) segregate an extraordinary item from the results of ordinary operations; (ii) separately present an extraordinary item on its income statement, net of tax, after income from continuing operations; and (iii) disclose income taxes and earnings-per share data applicable to an extraordin

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

ary item. The new standard retains the existing requirement to separately present on a pre-tax basis within income from continuing operations items that are of an unusual nature or occur infrequently. Additionally, the new standard requires similar separate presentation of items that are both unusual and infrequent in nature. The standard was effective for fiscal years and the interim periods within those fiscal years beginning on or after December 15, 2015. The guidance may be applied prospectively or retrospectively to all prior periods presented in the financial statements, with additional disclosures for entities electing prospective application. Early application was permitted as of the beginning of the fiscal year of adoption. The adoption of this authoritative guidance did not have a material impact on our consolidated financial statements.
Recently Issued Accounting Pronouncements
In March 2016, the FASB issued ASU No. 2016-09 “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This guidance simplifies several aspects of accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016. Early adoption will be permitted in any interim or annual reporting period for which financial statements have not yet been issued or have not been made available for issuance. We are currently assessing the impact of the adoption of this authoritative guidance on our consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-07 “Simplifying the Transition to the Equity Method of Accounting.” This guidance eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. The standard is effective for fiscal years beginning after December 15, 2016 and the interim periods within those years. Early adoption is permitted. The guidance should be applied prospectively for investments that qualify for the equity method of accounting after the effective date. We do not expect that the adoption of this authoritative guidance will have a material impact on our consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-05 “Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.” This guidance clarifies that a change in counterparty to a derivative contract, in and of itself, does not require the dedesignation of a hedging relationship. The standard is effective for fiscal years beginning after December 15, 2016 and interim periods within those years. Early adoption is permitted. Entities may adopt the guidance prospectively or use a modified retrospective approach to apply it to derivatives outstanding during all or a portion of the periods presented in the period of adoption. We do not expect that the adoption of this authoritative guidance will have a material impact on our consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842).” This standard requires entities that lease assets to recognize on the balance sheet, subject to certain exceptions, the assets and liabilities for the rights and obligations created by those leases. The standard is effective for fiscal years and the interim periods within those fiscal years beginning after December 15, 2018. The guidance is required to be applied by the modified retrospective transition approach. Early adoption is permitted. We are currently assessing the impact of the adoption of this authoritative guidance on our consolidated financial statements.
New Revenue Recognition Standard:
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” which outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes and replaces nearly all existing GAAP revenue recognition guidance, including industry-specific guidance. The authoritative guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The five steps are: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations; and (v) recognize revenue when or as each performance obligation is satisfied. The authoritative guidance applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. The authoritative guidance requires significantly expanded disclosures about revenue recognition and was initially effective for fiscal years and the interim periods within these fiscal years beginning on or after December 15, 2016. In August 2015, the FASB issued ASU No. 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” This standard defers for one year the effective date of ASU No. 2014-09. The deferral will result in this standard being effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016 including interim reporting periods within that reporting period.
In March 2016, the FASB issued ASU No. 2016-08 “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” This guidance amends the principal versus agent guidance in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

the new revenue standard. The amendments retain the guidance that the principal in an arrangement controls a good or service before it is transferred to a customer. The amendments clarify how an entity should identify the unit of accounting for principal versus agent evaluation and how it should apply the control principle to certain types of arrangements, such as service transactions. The amendments also reframe the indicators to focus on evidence that an entity is acting as a principal rather than an agent, revise examples in the new standard and add new examples.
In April 2016, the FASB issued ASU No. 2016-10 “Revenue From Contracts With Customers (Topic 606): Identifying Performance Obligations and Licensing.” The guidance amends identifying performance obligations and accounting for licenses of intellectual property in the new revenue standard. The amendments address implementation issues that were raised by stakeholders and discussed by the Revenue Recognition Transition Resource Group. The amendments updated examples and added several new examples to illustrate the new guidance.
We will adopt the new revenue guidance on January 1, 2018 and apply the modified retrospective transition method. We are currently assessing the impact of the adoption of this authoritative guidance on our consolidated financial statements.
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
Three Months Ended March 31, 2016 vs. Three Months Ended March 31, 2015
During the three months ended March 31, 2016, we recorded a $9.7 million restructuring charge. The significant components of this charge included:

•
Severance and termination costs of $9.7 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 165 employees were impacted. Of these 165 employees, approximately 140 employees exited the Company in the first quarter of 2016, with the remaining primarily to exit by the third quarter of 2016. The cash payments for these employees will be substantially completed by the fourth quarter of 2016; and

•	There were no contract termination, lease termination obligations and other exit costs.
During the three months ended March 31, 2015, we recorded a $4.8 million restructuring charge. The significant components of this charge included:

•
Severance and termination costs of $4.7 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 85 employees were impacted. Of these 85 employees, approximately 60 employees exited the Company in the first quarter of 2015, with the remaining primarily having exited in the second quarter of 2015. The cash payments for these employees were substantially completed by the fourth quarter of 2015; and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

•	Contract termination, lease term obligations and other exit costs including those to consolidate or close facilities of $0.1 million.

The following tables set forth, in accordance with ASC 712-10 and/or ASC 420-10, the restructuring reserves and utilization:

	Severance and Termination	Contract Termination, Lease Termination Obligations and Other Exit Costs	Total
Restructuring Charges:
Balance Remaining as of December 31, 2015	$18.6	$2.3	$20.9
Charge Taken during First Quarter 2016	9.7	—	9.7
Payments during First Quarter 2016	(10.1)	(0.3)	(10.4)
Balance Remaining as of March 31, 2016	$18.2	$2.0	$20.2

	Severance and Termination	Contract Termination, Lease Termination Obligations and Other Exit Costs	Total
Restructuring Charges:
Balance Remaining as of December 31, 2014	$8.1	$1.8	$9.9
Charge Taken during First Quarter 2015	4.7	0.1	4.8
Payments during First Quarter 2015	(2.5)	(0.3)	(2.8)
Balance Remaining as of March 31, 2015	$10.3	$1.6	$11.9

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

Note 4 --	Notes Payable and Indebtedness
Our borrowings are summarized in the following table:

		March 31, 2016		December 31, 2015
	Maturity	Principal Amount	Carrying Value	Principal Amount	Carrying Value

Debt Maturing Within One Year:
Term Loan Facility		$20.0	$20.0	$20.0	$20.0
Total Short-Term Debt		$20.0	$20.0	$20.0	$20.0

Debt Maturing After One Year:
3.25% senior notes issued in December 2012 (1) (4) (5)	December 1, 2017	$450.0	$448.9	$450.0	$448.7
4.375% senior notes issued in December 2012 (2) (4) (5)	December 1, 2022	300.0	296.4	300.0	296.3
4.00% senior notes issued in June 2015 (3) (4) (6)	June 15, 2020	300.0	296.7	300.0	296.5
Term Loan Facility (7)	November 13, 2020	370.0	368.4	375.0	373.3
Revolving Credit Facility	July 23, 2019	315.0	315.0	382.2	382.2
Total Long-Term Debt		$1,735.0	$1,725.4	$1,807.2	$1,797.0
(1) The notes were issued at a discount of less than $0.1 million with a remaining balance of less than $0.1 million at March 31, 2016. In connection with the issuance, we incurred underwriting and other fees of approximately $3.4 million, with a remaining balance of $1.1 million as of March 31, 2016.

(2)
The notes were issued at a discount of $2.9 million with a remaining balance of $2.0 million at March 31, 2016. In connection with the issuance, we incurred underwriting and other fees of approximately $2.5 million, with a remaining balance of $1.6 million as of March 31, 2016.

(3) The notes were issued at a discount of $1.2 million with a remaining balance of $1.0 million at March 31, 2016. In connection with the issuance, we incurred underwriting and other fees of approximately $2.9 million, with a remaining balance of $2.3 million as of March 31, 2016.
(4) The notes contain certain covenants that limit our ability to create liens, enter into sale and leaseback transactions and consolidate, merge or sell assets to another entity. We were in compliance with these non-financial covenants at March 31, 2016 and December 31, 2015. The notes do not contain any financial covenants.
(5) The interest rates are subject to upward adjustment if our debt ratings decline three levels below the Standard & Poor’s® and/or Fitch® BBB+ credit ratings that we held on the date of issuance. After a rate adjustment, if our debt ratings are subsequently upgraded, the adjustment(s) would reverse. The maximum adjustment is 2.00% above the initial interest rates and the rates cannot adjust below the initial interest rates. As of March 31, 2016, no such adjustments to the interest rates were required.
(6) The interest rates are subject to an adjustment if our debt ratings decline one level below the Standard & Poor’s BBB- credit rating and/or two levels below the Fitch BBB credit rating that we held on the date of issuance. After a rate adjustment, if our debt ratings are subsequently upgraded, the adjustment(s) would reverse. The maximum adjustment is 2.00% above the initial interest rate and the rate cannot adjust below the initial interest rate. As of March 31, 2016, no such adjustments to the interest rate were required.

(7)	In connection with the placement of the term loan facility, we incurred $1.9 million in structuring and other fees, with a remaining balance of $1.6 million as of March 31, 2016.

In the first quarter of 2016, we adopted ASU No. 2015-03 “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” As required, the guidance was applied retrospectively to all prior periods. Accordingly, we have reclassified balances related to debt issuance costs from “Other Non-Current Assets” to “Long Term Debt” for all prior periods. Debt issuance costs are presented as a direct deduction from the carrying amount of the related debt liability. The impact to our consolidated balance sheet was $6.6 million and $7.1 million at March 31, 2016 and December 31, 2015, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

Term Loan Facility

On May 14, 2015, we entered into a delayed draw unsecured term loan facility which provided for borrowings in the form of up to two drawdowns in an aggregate principal amount of up to $400 million at any time up to and including November 15, 2015 (the “term loan facility”). The term loan facility matures five years from the date of the initial drawdown. Proceeds under the term loan facility were designated to be used for general corporate purposes including the refinancing of the 2.875% senior notes that matured in November 2015 and the repayment of borrowings outstanding under the $1 billion revolving credit facility. Borrowings under the term loan facility bear interest at a rate of LIBOR plus a spread of 137.5 basis points. Our initial draw down under the term loan facility in the amount of $400 million was made in November 2015, establishing a facility maturity of November 2020. We also committed to repay the borrowings in prescribed installments over the five year period. Repayments expected to be made within one year are classified as “Short-Term Debt” and the remaining outstanding balance is classified as “Long-Term Debt.” The weighted average interest rates associated with the outstanding balances as of March 31, 2016 and December 31, 2015 were 1.81% and 1.73%, respectively.
The term loan facility requires the maintenance of interest coverage and total debt to Earnings Before Income Taxes, Depreciation and Amortization (“EBITDA”) ratios, which are defined in the term loan facility credit agreement and which are generally identical to those contained in the $1 billion revolving credit facility. We were in compliance with the term loan facility financial and non-financial covenants at March 31, 2016 and December 31, 2015.
Revolving Credit Facility

We currently have a $1 billion revolving credit facility maturing in July 2019. Borrowings under the $1 billion revolving credit facility bear interest at a rate of LIBOR plus a spread of 110.0 basis points. The revolving credit facility requires the maintenance of interest coverage and total debt to EBITDA ratios which are defined in the $1 billion revolving credit facility credit agreement. We were in compliance with the $1 billion revolving credit facility financial and non-financial covenants at March 31, 2016 and December 31, 2015.
In accordance with ASC 470, “Debt,” a short-term obligation that will be refinanced with successive short-term obligations may be classified as non-current as long as the cumulative period covered by the financing agreement is uninterrupted and extends beyond one year.  Accordingly, the outstanding balances under the revolving credit facility were classified as “Long-Term Debt” as of March 31, 2016 and December 31, 2015, respectively. The weighted average interest rates associated with the outstanding balances as of March 31, 2016 and December 31, 2015 were 1.54% and 1.51%, respectively.

We borrowed under this facility from time to time during the three months ended March 31, 2016 and the year ended December 31, 2015 to supplement the timing of receipts in order to fund our working capital. We also borrowed under this facility during the year ended December 31, 2015 to fund the acquisition of NetProspex and a portion of the consideration for Dun & Bradstreet Credibility Corp (“DBCC”). This facility also supports our commercial paper program. Under this program, we may issue from time to time unsecured promissory notes in the commercial paper market in private placements exempt from registration under the Securities Act of 1933, as amended, for a cumulative face amount not to exceed $800 million outstanding at any one time and with maturities not exceeding 364 days from the date of issuance. Outstanding commercial paper would effectively reduce the amount available for borrowing under our $1 billion revolving credit facility. We did not borrow under our commercial paper program during the three months ended March 31, 2016 or 2015.
Other
At March 31, 2016 and December 31, 2015, we were contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties totaling $2.7 million and $2.6 million, respectively.
Interest paid for all outstanding debt totaled $3.0 million and $1.9 million during the three months ended March 31, 2016 and 2015, respectively.

Note 5 --	Earnings Per Share
We assess if any of our share-based payment transactions are deemed participating securities prior to vesting and therefore need to be included in the earnings allocation when computing Earnings Per Share (“EPS”) under the two-class method. The two-class method requires earnings to be allocated between common shareholders and holders of participating securities. All outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be a separate class of common stock and should be included in the calculation of basic and diluted EPS. Based on a review of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

our stock-based awards, we have determined that for the three months ended March 31, 2016 and 2015, none of our stock-based awards were deemed to be participating securities.
We are required to include in our computation of diluted EPS any contingently issuable shares that would have satisfied all the necessary conditions by the end of the reporting period as if it were the end of the performance period. Contingently issuable shares are shares that have an issuance contingent upon the satisfaction of certain conditions other than just services. We have granted certain employees target awards of performance-based restricted stock units, in the form of leveraged restricted stock units or performance units. As the actual number of Dun & Bradstreet common shares ultimately received by the employee can range from zero to 200% of the target award depending on the Company’s actual performance against the pre-established market conditions or performance conditions, these awards are considered contingently issuable shares.

	Three Months Ended March 31,
	2016	2015
Income from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders – Basic and Diluted	$30.0	$39.5
Income from Discontinued Operations – Net of Income Taxes	—	1.5
Net Income Attributable to Dun & Bradstreet Common Shareholders – Basic and Diluted	$30.0	$41.0
Weighted Average Number of Shares Outstanding – Basic	36.2	36.0
Dilutive Effect of Our Stock Incentive Plans	0.2	0.4
Weighted Average Number of Shares Outstanding – Diluted	36.4	36.4
Basic Earnings Per Share of Common Stock:
Income from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$0.83	$1.10
Income from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	—	0.04
Net Income Attributable to Dun & Bradstreet Common Shareholders	$0.83	$1.14
Diluted Earnings Per Share of Common Stock:
Income from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$0.82	$1.08
Income from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	—	0.05
Net Income Attributable to Dun & Bradstreet Common Shareholders	$0.82	$1.13
Stock-based awards (including contingently issuable shares) to acquire 70,560 shares and 45,902 shares of common stock were outstanding at the three months ended March 31, 2016 and 2015, respectively, but were not included in the computation of diluted earnings per share because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being anti-dilutive. Our options generally expire ten years from the grant date and our stock awards vest generally within three to five years from the grant date.
No shares were repurchased during the three months ended March 31, 2016 and 2015, respectively. We currently have in place a $100 million share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and Employee Stock Purchase Program, and to be used for discretionary share repurchases from time to time. This program was approved by our Board of Directors in August 2014 and will remain open until it has been fully utilized. There is currently no definitive timeline under which the program will be completed. As of March 31, 2016, we have not yet commenced repurchasing under this program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

Note 6 -- Other Accrued and Current Liabilities

	March 31, 2016	December 31, 2015
Restructuring Accruals	$20.2	$20.9
Professional Fees (1)	33.5	29.1
Operating Expenses (2)	52.0	45.0
Other Accrued Liabilities (3)	35.4	27.6
	$141.1	$122.6

(1)	The increase in professional fees from December 31, 2015 to March 31, 2016 was primarily related to technology spending as a result of our strategic investments.

(2)	Primarily related to the timing of our bond interest payments.

(3)
The increase in other accrued liabilities from December 31, 2015 to March 31, 2016 was primarily related to the contingent consideration liability associated with the acquisition of DBCC in the second quarter of 2015. The expected payment due within one year as of March 31, 2016 was reclassified from “Other Non-Current Liabilities” to “Other Accrued and Current Liabilities.”

Note 7 -- Contingencies
We are involved in legal proceedings, claims and litigation arising in the ordinary course of business for which we believe that we have adequate reserves, and such reserves are not material to the consolidated financial statements. We record a liability when management believes that it is both probable that a liability has been incurred and we can reasonably estimate the amount of the loss. For such matters where management believes a liability is not probable but is reasonably possible, a liability is not recorded; instead, an estimate of loss or range of loss, if material individually or in the aggregate, is disclosed if reasonably estimable, or a statement will be made that an estimate of loss cannot be made. Once we have disclosed a matter that we believe is or could be material to us, we continue to report on such matter until there is finality of outcome or until we determine that disclosure is no longer warranted. Further, other than specifically stated below to the contrary, we believe our estimate of the aggregate range of reasonably possible losses, in excess of established reserves, for our legal proceedings was not material at March 31, 2016. In addition, from time-to-time, we may be involved in additional matters, which could become material and for which we may also establish reserve amounts, as discussed below.
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
During the three months ended March 31, 2016, we incurred $0.6 million of legal and other professional fees related to matters in China as compared to $0.4 million of legal and other professional fees related to matters in China for the three months ended March 31, 2015.
As our investigation and our discussions with both the SEC and DOJ are ongoing, we cannot yet predict the ultimate outcome of the matter or its impact on our business, financial condition or results of operations. Based on our discussions with the SEC and DOJ, including an indication from the SEC in February and March 2015 of its initial estimate of the amount of net benefit potentially earned by the Company as a result of the challenged activities, we continue to believe that it is probable

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

that the Company will incur a loss related to the government’s investigation. The DOJ also advised the Company in February 2015 that they will be proposing terms of a potential settlement, but we are unable to predict the timing or terms of any such proposal. We continue to have follow-up meetings with the SEC and DOJ, most recently meeting in March 2016, but the parties are still discussing the evidence and other factors to help bring this matter to resolution. Accordingly, we remain unable at this time to reasonably estimate the amount or range of any loss, although it is possible that the amount of such loss could be material. In accordance with ASC 450, “Contingencies,” or “ASC 450,” no amount in respect of any potential liability in this matter, including for penalties, fines or other sanctions, has been accrued in the consolidated financial statements.
Dun & Bradstreet Credibility Corp. Class Action Litigations
In May 2015, the Company acquired the parent company of DBCC pursuant to a merger transaction and, as a result, assumed all of DBCC’s obligations in the class action litigation matters described below. As described in Note 18 to our consolidated financial statements included in our Annual Report on Form 10-K, a part of the merger consideration was placed in escrow to indemnify the Company against a portion of the losses, if any, arising out of such class action litigation matters, subject to a cap and other conditions.
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
On September 16, 2015, plaintiff filed reply briefs in support of the motions for class certification. The parties have since executed a written term sheet to resolve the action, which is subject to the negotiation and execution of a written settlement agreement and Court approval. At the request of the parties, on October 30, 2015, the Court entered an order striking plaintiff’s class certification motions without prejudice and striking all upcoming deadlines while the parties negotiate a written settlement agreement. Our ultimate liability related to this matter is contingent upon our insurance coverage and we do not expect the impact will be material to our financial results (see further discussion of Sentry matter below).

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
On March 4, 2014, in response to a direction from the Ohio court, Die-Mension withdrew its original complaint and filed an amended complaint. The amended complaint contains the same substantive allegations as the original complaint, but limits the purported class to small businesses in Ohio that purchased the CreditBuilder product. On March 12, 2014, DBCC agreed to waive service of the amended complaint and on March 13, 2014, the Company agreed to waive service. On May 5, 2014, the Company and DBCC filed a Joint Motion to Transfer the litigation to the Western District of Washington. On June 9, 2014, the Ohio court issued an order granting the Defendants’ Joint Motion to Transfer. On June 22, 2014, the case was transferred to the Western District of Washington. Pursuant to an order entered on December 17, 2014 by the Washington court, this case was coordinated for pre-trial discovery purposes with related cases transferred to the Western District of Washington. On January 6, 2015, the Court entered a stipulation and order setting forth the case management schedule. On January 15, 2015, Defendants filed motions to dismiss the amended complaint. In response, Die-Mension filed a second amended complaint on March 13, 2015. On April 3, 2015, Defendants filed motions to dismiss the second amended complaint, and on May 22, 2015, Die-Mension filed its oppositions to the motions. Defendants filed reply briefs on June 12, 2015. On July 17, 2015, Die-Mension filed motions for class certification against the Company and DBCC. On September 9, 2015, the Washington court entered an order denying the Company’s motion to dismiss, and on September 10, 2015, it entered an order granting DBCC’s motion to dismiss without prejudice. The parties have since executed a written term sheet to resolve the action, which is subject to the negotiation and execution of a written settlement agreement and Court approval. At the request of the parties, on October 30, 2015, the Court entered an order striking plaintiff’s class certification motions without prejudice and striking all upcoming deadlines while the parties negotiate a written settlement agreement. Our ultimate liability related to this matter is contingent upon our insurance coverage and we do not expect the impact will be material to our financial results (see further discussion of Sentry matter below).
Vinotemp International Corporation and CPrint®, Inc. v. Dun & Bradstreet Credibility Corp., et al., No. 2:14-cv-01021 (TSZ) (W.D. Wash.) (filed as No. 8:14-cv-00451 (C.D. Cal.))
On March 24, 2014, plaintiffs Vinotemp International Corporation (“Vinotemp”) and CPrint®, Inc. (“CPrint”) filed a putative class action in the United States District Court for the Central District of California against the Company and DBCC. Vinotemp and CPrint purport to sue on behalf of all purchasers of DBCC’s CreditBuilder product in the state of California. The complaint alleges that DBCC used deceptive marketing practices to sell the CreditBuilder credit monitoring products, in violation of §17200 and §17500 of the California Business and Professions Code. The complaint also alleges negligent misrepresentation and concealment against DBCC. As against the Company, the complaint alleges that the Company entered false and inaccurate information on credit reports in violation of §17200 of the California Business and Professions Code, and also alleges negligence and defamation claims.
On March 31, 2014, the Company agreed to waive service of the complaint and on April 2, 2014, DBCC agreed to waive service. On June 13, 2014, the Company and DBCC filed a Joint Unopposed Motion to Transfer the litigation to the Western District of Washington. On July 2, 2014, the California court granted the Defendants’ Joint Motion to Transfer, and on July 8, 2014, the case was transferred to the Western District of Washington. Pursuant to an order entered on December 17, 2014 by the Washington court, this case was coordinated for pre-trial discovery purposes with related cases transferred to the Western District of Washington. On January 6, 2015, the Court entered a stipulation and order setting forth the case management schedule. On January 15, 2015, Defendants filed motions to dismiss the complaint. In response, plaintiffs filed an amended complaint on March 13, 2015. On April 3, 2015, Defendants filed motions to dismiss the amended complaint, and on May 22, 2015, plaintiffs filed their oppositions to the motions. Defendants filed reply briefs on June 12, 2015. On July 17, 2015, Plaintiffs filed motions for class certification against the Company and DBCC. On September 9, 2015, the Washington court entered an order denying the Company’s motion to dismiss. The parties have since executed a written term sheet to resolve the action, which is subject to the negotiation and execution of a written settlement agreement and Court approval. At the request of the parties, on October 30, 2015, the Court entered an order striking plaintiff’s class certification motions and DBCC’s motion to dismiss without prejudice and striking all upcoming deadlines while the parties negotiate a written

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

settlement agreement. Our ultimate liability related to this matter is contingent upon our insurance coverage and we do not expect the impact will be material to our financial results (see further discussion of Sentry matter below).
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
On June 18, 2014, DBCC agreed to waive service of the complaint and on June 26, 2014, the Company agreed to waive service of the complaint. On August 4, 2014, the Company and DBCC filed a Joint Unopposed Motion to Transfer the litigation to the Western District of Washington. On September 8, 2014, the North Carolina court granted the motion to transfer, and on September 9, 2014, the case was transferred to the Western District of Washington. Pursuant to an order entered on December 17, 2014 by the Washington court, this case was coordinated for pre-trial discovery purposes with related cases transferred to the Western District of Washington. On January 6, 2015, the Court entered a stipulation and order setting forth the case management schedule. On January 15, 2015, Defendants filed motions to dismiss the complaint. In response, Flow Sciences filed an amended complaint on March 13, 2015. On April 3, 2015, Defendants filed motions to dismiss the amended complaint, and on May 22, 2015, Flow Science filed its oppositions to the motions. Defendants filed reply briefs on June 12, 2015. On July 17, 2015, Flow Sciences filed motions for class certification against the Company and DBCC. On September 9, 2015, the Washington court entered an order denying the Company’s motion to dismiss and on October 19, 2015, it entered an order denying DBCC’s motion to dismiss. The parties have since executed a written term sheet to resolve the action, which is subject to the negotiation and execution of a written settlement agreement and Court approval. At the request of the parties, on October 30, 2015, the Court entered an order striking plaintiff’s class certification motions without prejudice and striking all upcoming deadlines while the parties negotiate a written settlement agreement. Our ultimate liability related to this matter is contingent upon our insurance coverage and we do not expect the impact will be material to our financial results (see further discussion of Sentry matter below).
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
On June 26, 2014, the Company agreed to waive service of the complaint, and on July 2, 2014, DBCC agreed to waive service. On July 29, 2014, the Company and DBCC filed a Joint Unopposed Motion to Transfer the litigation to the Western District of Washington. On July 31, 2014, the New Jersey court granted the Defendants’ Joint Motion to Transfer, and the case was transferred to the Western District of Washington on August 20, 2014. Pursuant to an order entered on December 17, 2014 by the Washington court, this case was coordinated for pre-trial discovery purposes with related cases transferred to the Western District of Washington. On January 6, 2015, the Court entered a stipulation and order setting forth the case management schedule. On January 15, 2015, Defendants filed motions to dismiss the complaint. In response, Altaflo filed an amended complaint on March 13, 2015. On April 3, 2015, Defendants filed motions to dismiss the amended complaint, and on May 22, 2015, Altaflo filed its oppositions to the motions. Defendants filed reply briefs on June 12, 2015. On July 17, 2015, Altaflo filed motions for class certification against the Company and DBCC. On September 9, 2015, the Washington court entered an order denying the Company’s motion to dismiss, and on October 19, 2015, it entered an order granting DBCC’s motion to dismiss without prejudice. The parties have since executed a written term sheet to resolve the action, which is subject to the negotiation and execution of a written settlement agreement and Court approval. At the request of the parties, on October 30, 2015, the Court entered an order striking plaintiff’s class certification motions without prejudice and striking all upcoming deadlines while the parties negotiate a written settlement agreement. Our ultimate liability related to this matter is contingent upon our insurance coverage and we do not expect the impact will be material to our financial results (see further discussion of Sentry matter below).

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

Sentry Insurance, a Mutual Company v. The Dun & Bradstreet Corporation and Dun & Bradstreet, Inc., No. 2:15-cv-01952 (SRC) (D.N.J.)
On March 17, 2015, Sentry Insurance filed a Declaratory Judgment Action in the United States District Court for the District of New Jersey against The Dun & Bradstreet Corporation and Dun & Bradstreet, Inc. (collectively, the “Company”). The Complaint seeks a judicial declaration that Sentry, which issued a General Commercial Liability insurance policy (the “CGL Policy”), to the Company, does not have a duty under the CGL Policy to provide the Company with a defense or indemnification in connection with five putative class action complaints (the “Class Actions”) filed against the Company and DBCC. Against the Company, the Class Actions complaints allege negligence, defamation and violations of state laws prohibiting unfair and deceptive practices in connection with DBCC’s marketing and sale of credit monitoring products. Sentry’s Complaint alleges that the Company is not entitled to a defense or indemnification for any losses it sustains in the Class Actions because the underlying claims in the Class Actions fall within various exceptions in the CGL policy, including exclusions for claims: (i) that arise from Dun and Bradstreet’s provision of “professional services”; (ii) that are based on intentional or fraudulent acts; and (iii) that are based on conduct that took place prior to the beginning of the CGL Policy periods. We do not believe the exclusions are applicable under governing law interpreting similar provisions. On March 26, 2015, Sentry filed and served an Amended Complaint which added several exhibits but did not otherwise materially differ from the original Complaint. The Company filed an Answer to the Amended Complaint on April 16, 2015 and also asserted counterclaims. A preliminary conference with the Court was held on July 28, 2015 and the parties subsequently served their respective document demands and interrogatories, although no documents have been exchanged yet. In addition, the parties have held informal discussions regarding a possible resolution including the possibility of mediating the dispute. The litigation was temporarily stayed to accommodate the parties’ efforts to resolve the dispute amicably, but the stay has expired. The parties have been unable to settle the matter, and a new discovery schedule is likely to be issued at the next court conference on May 23, 2016. The Company is continuing to investigate the allegations, and discovery in this action is still in the very early stages. In accordance with ASC 450 Contingencies, we therefore do not have sufficient information upon which to determine that a loss in connection with this matter is probable, reasonably possible or estimable, and thus no reserve has been established nor has a range of loss been disclosed.
Jeffrey A. Thomas v. Dun & Bradstreet Credibility Corp., No. 2:15 cv 03194-BRO-GJS (C.D. Cal.)
On April 28, 2015, Jeffrey A. Thomas (“Plaintiff”) filed suit against DBCC in the United States District Court for the Central District of California. The complaint alleges that DBCC violated the Telephone Consumer Protection Act (“TCPA”) (47 U.S.C. § 227) because it placed telephone calls to Plaintiff’s cell phone using an automatic telephone dialing system (“ATDS”). The TCPA generally prohibits the use of an ATDS to place a call to a cell phone for non-emergency purposes and without the prior express written consent of the called party.  The TCPA provides for statutory damages of $500 per violation, which may be trebled to $1,500 per violation at the discretion of the court if the plaintiff proves the defendant willfully violated the TCPA. Plaintiff seeks to represent a class of similarly situated individuals who received calls on their cell phones from an ATDS. DBCC was served with a copy of the summons and complaint on April 30, 2015. On May 22, 2015, the Company made a statutory offer of judgment. Plaintiff did not respond to the offer. DBCC filed a motion to dismiss the complaint on June 12, 2015, which the Court denied on August 5, 2015. DBCC filed an Answer and asserted its Affirmative Defenses on November 12, 2015. Discovery has commenced and the Court has issued a schedule for amended pleadings, discovery, the filing of any class certification motion and trial. The Company is continuing to investigate the Complaint’s allegations. In accordance with ASC 450 Contingencies, a loss is connection with this matter is reasonably possible; we do not have sufficient information upon which to determine that such loss is estimable, and thus no reserve has been established nor has a range of loss been disclosed.
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

Note 8 -- Income Taxes
For the three months ended March 31, 2016, our effective tax rate was 26.8% as compared to 30.9% for the three months ended March 31, 2015. The effective tax rate for the three months ended March 31, 2016, was positively impacted primarily by an adjustment to the net deferred tax liability related to the net operating loss carryforwards associated with our NetProspex acquisition in 2015, partially offset by the settlement of an audit in a U.S. jurisdiction during the three months ended March 31, 2015. For the three months ended March 31, 2016, there are no known changes in our effective tax rate that either have had or that we reasonably expect may have a material impact on our operations or future performance.
The total amount of gross unrecognized tax benefits as of March 31, 2016 was $13.1 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $12.1 million, net of related tax benefits. We anticipate that it is reasonably possible that total unrecognized tax benefits will decrease by approximately $5 million within the next twelve months as a result of the expiration of applicable statutes of limitation.
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
We recognize accrued interest expense related to unrecognized tax benefits in income tax expense. The total amount of interest expense recognized for the three months ended March 31, 2016 was $0.2 million, net of tax benefits, as compared to $0.1 million, net of tax benefits, for the three months ended March 31, 2015. The total amount of accrued interest as of March 31, 2016 was $0.7 million, net of tax benefits, as compared to $3.1 million, net of tax benefits, as of March 31, 2015.
Note 9 -- Pension and Postretirement Benefits
The following table sets forth the components of the net periodic cost (income) associated with our pension plans and our postretirement benefit obligations:

	Pension Plans		Postretirement Benefit Obligations
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2016	2015	2016	2015
Components of Net Periodic Cost (Income):
Service Cost	$0.7	$1.0	$0.2	$0.2
Interest Cost	15.2	18.4	0.1	0.1
Expected Return on Plan Assets	(24.3)	(25.7)	—	—
Amortization of Prior Service Cost (Credit)	0.1	0.1	(0.4)	(0.2)
Recognized Actuarial Loss (Gain)	9.7	10.7	(0.4)	(0.4)
Net Periodic Cost (Income)	$1.4	$4.5	$(0.5)	$(0.3)
Effective January 1, 2016, we changed the approach used to measure service and interest cost components of net periodic benefit costs for our pension and postretirement benefit plans. Previously, we measured service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the plan obligations. Beginning in 2016, we elected to measure service and interest costs by applying the specific spot rates along that yield curve to the plans’ obligation cash flows (“Spot Rate Approach”). We believe the new approach provides a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows and their corresponding spot rates on the yield curve. This change does not affect the measurement of our plan obligations and it is accounted for as a change in accounting estimate, which is applied prospectively. Our 2016 pension and postretirement net periodic cost is expected to decrease by approximately $14 million, or $3.5 million each quarter, when compared to the prior estimate discussed in our Annual Report on Form 10-K for the year ended December 31, 2015. The reduction in pension and postretirement net periodic cost is primarily driven by the lower interest cost related to the U.S. Qualified Plan. The weighted average discount rate used to develop the 2016 service and interest cost for the U.S. Qualified Plan under the Spot Rate Approach was 3.04%. The weighted average discount rate used to measure the benefit obligation for the U.S. Qualified plan as of December 31, 2015 was 3.89%.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 that we expected to contribute approximately $29 million to our U.S. Non-Qualified plans and non-U.S. pension plans and $2 million to our postretirement benefit plan for the year ended December 31, 2016. As of March 31, 2016, we have made contributions to our U.S. Non-Qualified and non-U.S. pension plans of $6.9 million and we made contributions of $0.9 million to our postretirement benefit plan.
Note 10 -- Segment Information

The operating segments reported below are our segments for which separate financial information is available and upon which operating results are evaluated by management on a timely basis to assess performance and to allocate resources.
We manage and report our business through two segments:

•	Americas (which consists of our operations in the U.S., Canada and Latin America); and

•	Non-Americas (which primarily consists of our operations in the U.K., the Netherlands, Belgium, Greater China, India and our Dun & Bradstreet Worldwide Network).
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

	For the Three Months Ended March 31,
	2016	2015
Revenue:
Americas	$307.0	$280.9
Non-Americas	68.0	75.3
Consolidated Total	375.0	356.2
Operating Income (Loss):
Americas	$69.6	$67.9
Non-Americas	13.0	21.9
Total Segments	82.6	89.8
Corporate and Other (1)	(29.4)	(24.7)
Consolidated Total	53.2	65.1
Non-Operating Income (Expense) - Net (2)	(12.2)	(7.7)
Income Before Provision for Income Taxes and Equity in Net Income of Affiliates	$41.0	$57.4

(1)	The following table summarizes “Corporate and Other:”

	For the Three Months Ended March 31,
	2016	2015
Corporate Costs	$(19.1)	$(16.2)
Restructuring Expense	(9.7)	(4.8)
Acquisition-Related Costs (a)	—	(3.3)
Legal and Other Professional Fees and Shut-Down Costs Related to Matters in China	(0.6)	(0.4)
Total Corporate and Other	$(29.4)	$(24.7)

(a) The acquisition-related costs (e.g., banker's fees) for the three months ended March 31, 2015 were primarily related to the acquisition of NetProspex.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

(2)	The following table summarizes “Non-Operating Income (Expense) - Net:”

	For the Three Months Ended March 31,
	2016	2015
Interest Income	$0.5	$0.4
Interest Expense	(13.5)	(11.4)
Other Income (Expense) - Net (a)	0.8	3.3
Non-Operating Income (Expense) - Net	$(12.2)	$(7.7)

(a) The decrease in Other Income (Expense) - Net for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 was primarily due to a decrease in dividend income from our minority-interest investments.

Supplemental Geographic and Customer Solution Set Information:

	For the Three Months Ended March 31,
	2016	2015
Customer Solution Set Revenue:
Americas:
Risk Management Solutions	$177.8	$160.4
Sales & Marketing Solutions	129.2	120.5
Total Americas Revenue	307.0	280.9

Non-Americas:
Risk Management Solutions	$56.6	$60.5
Sales & Marketing Solutions	11.4	14.8
Total Non-Americas Revenue	68.0	75.3

Consolidated Total:
Risk Management Solutions	$234.4	$220.9
Sales & Marketing Solutions	140.6	135.3
Consolidated Total Revenue	$375.0	$356.2

	At March 31, 2016	At December 31, 2015
Assets:
Americas (3)	$1,388.5	$1,451.3
Non-Americas (4)	624.0	787.1
Total Segments	2,012.5	2,238.4
Corporate and Other (5)	163.5	28.1
Consolidated Total	$2,176.0	$2,266.5
Goodwill:
Americas	$560.7	$562.6
Non-Americas	140.0	141.4
Consolidated Total (6)	$700.7	$704.0

(3)
The decrease in assets in the Americas segment to $1,388.5 million at March 31, 2016 from $1,451.3 million at December 31, 2015 was primarily due to a decrease in accounts receivable resulting from the cyclical sales pattern of our Americas business.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

(4)
The decrease in assets in the Non-Americas segment to $624.0 million at March 31, 2016 from $787.1 million at December 31, 2015 was primarily driven by a net decrease in cash primarily due to cash remitted in December 2015 from our foreign operations to the U.S. and the negative impact of foreign currency translation.

(5)
The increase in assets in Corporate and Other to $163.5 million at March 31, 2016 from $28.1 million at December 31, 2015 was primarily due to a net increase in cash primarily due to the timing of cash remitted from our foreign operations to the U.S.

(6)
The decrease in total goodwill to $700.7 million at March 31, 2016 from $704.0 million at December 31, 2015 was primarily attributable to a purchase accounting measurement-period adjustment associated with the acquisition of DBCC in the prior year. See Note 13 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

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
By their nature, all such instruments involve risk, including the credit risk of non-performance by counterparties. However, at March 31, 2016 and December 31, 2015, there was no significant risk of loss in the event of non-performance of the counterparties to these financial instruments. We control our exposure to credit risk through monitoring procedures.
Our trade receivables do not represent a significant concentration of credit risk at March 31, 2016 and December 31, 2015, because we sell to a large number of customers in different geographical locations and industries.
Interest Rate Risk Management
Our objective in managing our exposure to interest rates is to limit the impact of interest rate changes on our earnings, cash flows and financial position, and to lower our overall borrowing costs. To achieve these objectives, we maintain a policy that floating-rate debt be managed within a minimum and maximum range of our total debt exposure. To manage our exposure and limit volatility, we may use fixed-rate debt, floating-rate debt and/or interest rate swaps. We recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. As of March 31, 2016 and 2015, we did not have any interest rate derivatives outstanding.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

As of March 31, 2016 and 2015, the notional amounts of our foreign exchange contracts were $275.0 million and $285.3 million, respectively.
Fair Values of Derivative Instruments in the Consolidated Balance Sheet

	Asset Derivatives				Liability Derivatives
	March 31, 2016		December 31, 2015		March 31, 2016		December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other Current Assets	$1.0	Other Current Assets	$0.5	Other Accrued & Current Liabilities	$0.5	Other Accrued & Current Liabilities	$0.3
Total derivatives not designated as hedging instruments		$1.0		$0.5		$0.5		$0.3
Total Derivatives		$1.0		$0.5		$0.5		$0.3
Our foreign exchange forward contracts are not designated as hedging instruments under authoritative guidance.
The Effect of Derivative Instruments on the Consolidated Statement of Operations and Comprehensive Income (Loss)

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		For the Three Months Ended March 31,
		2016	2015
Foreign exchange forward contracts	Non-Operating Income (Expenses) – Net	$0.6	$(9.0)
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
The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value. Level inputs, as defined by authoritative guidance, are as follows:

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
The following table summarizes fair value measurements by level at March 31, 2016 for assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Balance at March 31, 2016
Assets:
Cash Equivalents (1)	$209.4	$—	$—	$209.4
Other Current Assets:
Foreign Exchange Forwards (2)	$—	$1.0	$—	$1.0
Liabilities:
Other Accrued and Current Liabilities:
Foreign Exchange Forwards (2)	$—	$0.5	$—	$0.5
Contingent Consideration (3)	$—	$—	$9.9	$9.9
Other Non-Current Liabilities:
Contingent Consideration (3)	$—	$—	$5.2	$5.2

(1)	Cash equivalents represent fair value as it consists of highly liquid investments with an initial term from the date of purchase by the Company to maturity of three months or less.

(2)	Primarily represents foreign currency forward contracts. Fair value is determined utilizing a market approach and considers a factor for nonperformance in the valuation.

(3)
Relates to our contingent consideration liability associated with the acquisition of DBCC in the second quarter of 2015. There was no change in the fair value related to the contingent consideration liability during the first quarter of 2016. At March 31, 2016, $3.9 million was reclassified from “Other Non-Current Liabilities” to “Other Accrued and Current Liabilities” for the expected payment due within one year. Fair value is estimated based on an option-pricing model.

There were no transfers between Levels 1 and 2 for the three months ended March 31, 2016. There were no transfers in or transfers out of Level 3 in the fair value hierarchy for the three months ended March 31, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

The following table summarizes fair value measurements by level at December 31, 2015 for assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Balance at December 31, 2015
Assets:
Cash Equivalents (1)	$346.3	$—	$—	$346.3
Other Current Assets:
Foreign Exchange Forwards (2)	$—	$0.5	$—	$0.5
Liabilities:
Other Accrued and Current Liabilities:
Foreign Exchange Forwards (2)	$—	$0.3	$—	$0.3
Contingent Consideration (3)	$—	$—	$6.0	$6.0
Other Non-Current Liabilities:
Contingent Consideration (3)	$—	$—	$9.1	$9.1

(1)	Cash equivalents represent fair value as it consists of highly liquid investments with an initial term from the date of purchase by the Company to maturity of three months or less.

(2)	Primarily represents foreign currency forward contracts. Fair value is determined utilizing a market approach and considers a factor for nonperformance in the valuation.

(3)	Relates to our contingent consideration liability associated with the acquisition of DBCC in the second quarter of 2015. Fair value is estimated based on an option-pricing model.
There were no transfers between Levels 1 and 2 for the year ended December 31, 2015. There were no transfers in or transfers out of Level 3 in the fair value hierarchy for the year ended December 31, 2015.
At March 31, 2016 and December 31, 2015, the fair value of cash and cash equivalents, accounts receivable, other receivables and accounts payable approximated carrying value due to the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on valuation models using discounted cash flow methodologies with market data inputs from globally recognized data providers and third-party quotes from major financial institutions (categorized as Level II in the fair value hierarchy), are as follows:

	Balance at
	March 31, 2016		December 31, 2015
	Carrying Amount (Asset) Liability	Fair Value (Asset) Liability	Carrying Amount (Asset) Liability	Fair Value (Asset) Liability
Short-term and Long-term Debt	$1,042.0	$1,068.5	$1,041.5	$1,051.3
Revolving Credit Facility	$315.0	$313.2	$382.2	$386.6
Term Loan Facility	$388.4	$394.6	$393.3	$409.7
Items Measured at Fair Value on a Nonrecurring Basis
In addition to assets and liabilities that are recorded at fair value on a recurring basis, we are required to record assets and liabilities at fair value on a nonrecurring basis as required by GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges.
During the three months ended March 31, 2016 and 2015, we did not measure any assets or liabilities at fair value on a nonrecurring basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

Note 12 --	Accumulated Other Comprehensive Income
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (“AOCI”) as of March 31, 2016 and 2015:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Total
Balance, December 31, 2014	$(233.4)	$(688.7)	$(922.1)
Other Comprehensive Income Before Reclassifications	(43.5)	—	(43.5)
Amounts Reclassified From Accumulated Other Comprehensive Income, net of tax	—	6.5	6.5
Balance, March 31, 2015	$(276.9)	$(682.2)	$(959.1)

Balance, December 31, 2015	$(291.7)	$(673.8)	$(965.5)
Other Comprehensive Income Before Reclassifications	(22.0)	—	(22.0)
Amounts Reclassified From Accumulated Other Comprehensive Income, net of tax	—	5.8	5.8
Balance, March 31, 2016	$(313.7)	$(668.0)	$(981.7)
The following table summarizes the reclassifications out of AOCI as of March 31, 2016 and 2015:

Details About Accumulated Other Comprehensive Income Components	Affected Line Item in the Statement Where Net Income is Presented	Amount Reclassified from Accumulated Other Comprehensive Income
		Three Months Ended March 31,
		2016	2015
Defined Benefit Pension Plans:
Amortization of Prior Service Costs	Selling and Administrative Expenses	$(0.2)	$(0.1)
	Operating Expenses	(0.1)	—
Amortization of Actuarial Gain/Loss	Selling and Administrative Expenses	6.2	6.8
	Operating Expenses	3.1	3.5
Total Before Tax		9.0	10.2
Tax (Expense) or Benefit		(3.2)	(3.7)
Total After Tax		$5.8	$6.5

Total Reclassifications for the Period, Net of Tax		$5.8	$6.5
Note 13 -- Acquisitions
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
The acquisition was accounted for in accordance with ASC 805 “Business Combinations.” The acquisition was valued at $124.5 million, net of cash assumed. Transaction costs of $2.3 million were included in operating expenses in the unaudited consolidated statement of operations and comprehensive income (loss). The acquisition was accounted for as a purchase transaction, and accordingly, the assets and liabilities of the acquired entity were recorded at their estimated fair values at the date of the acquisition.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

We have finalized purchase price allocation as of December 31, 2015 as shown in the table below:

	Amortization Life (years)	Initial Purchase Price Allocation at March 31, 2015	Measurement Period Adjustments	Final Purchase Price Allocation at December 31, 2015
Current Assets		$10.8	$—	$10.8
Intangible Assets:
Data Supply Agreement	5.5	1.1	—	1.1
Customer Relationships	5.5	6.5	—	6.5
Database	2.0	3.2	—	3.2
Technology	6.5	18.8	—	18.8
Database Screening Tool	9.0	9.5	—	9.5
Goodwill	Indefinite	87.0	(1.9)	85.1
Other		1.0	—	1.0
Total Assets Acquired		$137.9	$(1.9)	$136.0

Total Liabilities Assumed		9.5	(1.9)	7.6

Total Purchase Price		$128.4	$—	$128.4
Less:
Cash Assumed		(4.2)	—	(4.2)
Acceleration of Vesting for NetProspex Options		0.3	—	0.3

Net Cash Consideration		$124.5	$—	$124.5
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
The fair value of the deferred revenue was determined based on estimated direct costs to fulfill the related obligations, plus a reasonable profit margin.
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
DBCC
On May 12, 2015, we acquired a 100% equity interest in DBCC. DBCC provides business credit building and credibility solutions. The company’s headquarters is in Los Angeles, CA, with offices throughout the United States. Following the acquisition, we combined DBCC’s technology and data solutions with Dun & Bradstreet’s small and mid-sized operations into Dun & Bradstreet Emerging Businesses to expand our capabilities to deliver more sophisticated solutions to the diverse needs of emerging business customers. The results of DBCC have been included in our consolidated financial statements since the date of acquisition.
The acquisition was accounted for in accordance with ASC 805, “Business Combinations.” Total consideration included an initial cash payment of $320.0 million, at the closing of the transaction, and an earnout of up to $30.0 million based on the achievement of sales, EBITDA, operating expense and operating income targets through December 31, 2018. In connection with this potential earnout payment, we recorded total contingent consideration liability of $11.2 million initially, representing the estimated fair value of the contingent consideration we expected to pay. The fair value of the contingent consideration liability was subsequently adjusted to $8.5 million as a result of applying the higher risk premium based upon further analysis. As of December 31, 2015, the fair value of the contingent consideration liability was $15.1 million, inclusive of a $6.6 million adjustment that was not considered a measurement-period adjustment in accordance with ASC 805.
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
As a result of the acquisition, DBCC’s previous claim under its pending legal action against us was discontinued with prejudice. We also effectively terminated other preexisting contractual arrangements with DBCC. We have determined these preexisting relationships were settled at market value on the acquisition date and therefore no settlement gain or loss was recognized. Transaction costs of $6.9 million were included in operating expenses in the consolidated statement of operations and comprehensive income (loss).
The acquisition was accounted for as a purchase transaction, and accordingly, the assets and liabilities of the acquired entity were recorded at their estimated fair values at the date of the acquisition. The preliminary fair values of the acquired assets and liabilities are subject to change within the one-year measurement period. During the first quarter of 2016, we have recorded adjustments to the preliminary valuation of assets and liabilities, resulting in a net decrease of goodwill of $2.7 million. The reduction of $2.7 million in goodwill was primarily as a result of an adjustment to the deferred tax liability based on the finalization of DBCC’s 2014 tax return.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

We have finalized purchase price allocation as of March 31, 2016 as shown in the table below:

	Amortization Life (years)	Preliminary Purchase Price Allocation at December 31, 2015	Measurement Period Adjustments for the Quarter Ended March 31, 2016	Final Purchase Price Allocation at March 31, 2016
Current Assets		$2.0	$—	$2.0
Intangible Assets:				—
Reacquired Right	Indefinite	153.2	—	153.2
Customer Relationships	8.0	82.5	—	82.5
Technology	6.5	45.6	—	45.6
Goodwill	Indefinite	207.4	(2.7)	204.7
Other		3.5	—	3.5
Total Assets Acquired		$494.2	$(2.7)	$491.5

Deferred Revenue		$45.6	$—	$45.6
Deferred Tax Liability		107.0	(3.1)	103.9
Other Liabilities		13.1	0.4	13.5
Total Liabilities Assumed		$165.7	(2.7)	$163.0

Total Upfront Purchase Price		$320.0	$—	$320.0
Fair Value of Contingent Consideration		8.5	—	8.5
Total Consideration		$328.5	$—	$328.5
Note 14 -- Discontinued Operations
As part of our growth strategy, we decided to shift our business in ANZ to our Dun & Bradstreet Worldwide Network partner model. On June 12, 2015, we entered into an agreement with Archer Capital (“Archer”) to sell our business in ANZ. The transaction was completed on June 30, 2015, or the third quarter of 2015 for our subsidiaries outside the U.S. and Canada. In accordance with ASC 205-20, “Discontinued Operations,” if a disposal of a business represents a strategic shift that has a major effect on an entity's operations and financial results, the disposal transaction should be reported in discontinued operations. Accordingly, we have reclassified the historical financial results of the ANZ business as discontinued operations.
The sale was valued at $169.8 million, of which we received proceeds of $159.7 million as of March 31, 2016, inclusive of a working capital adjustment of $0.7 million. The remaining proceeds of $10.1 million are being held in an escrow account until the resolution of certain contingent events as defined in the Share Sale Agreement. Under the agreement the escrow funds may be used to reimburse certain future costs incurred by Archer related to new supplier arrangements and specified technology and data operation infrastructure upgrades over the next three years since the disposal date. A reserve was established based on our estimate of the probable outcome of the contingent events discussed above. As of March 31, 2016 and December 31, 2015, the balance of the reserve was $5.9 million. We recorded a total loss of $37.5 million in connection with the sale of the ANZ business for the year ended December 31, 2015. Our business in ANZ was historically recorded in our Non-Americas segment.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

Results of the discontinued operations were comprised of:

For the Three Months Ended
March 31, 2015

Revenue	$20.0
Operating Expenses	3.6
Selling and Administrative Expenses	12.8
Depreciation and Amortization	2.5
Operating Costs	18.9
Operating Income (Loss)	1.1
Non-Operating Income (Expense) - Net	(1.9)
Income (Loss) before Provision for Income Taxes	(0.8)
Provision for Income Taxes (Benefit)	(2.3)
Income (Loss) from Discontinued Operations	$1.5

Note 15 -- Goodwill and Other Intangibles
Computer Software and Goodwill:

	Computer Software	Goodwill
December 31, 2015	$102.6	$704.0
Additions at Cost (1)	11.7	—
Amortization	(7.1)	—
Other (2)	(0.6)	(3.3)
March 31, 2016	$106.6	$700.7

(1)	Computer Software - Primarily due to software related enhancements on products and the purchase of third party licenses.

(2)
Goodwill - Primarily attributable to a purchase accounting measurement-period adjustment associated with the acquisition of DBCC in prior year. See Note 13 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Other Intangibles:

	Customer Relationships	Trademark and Other	Total
December 31, 2015 (3)	$88.8	$237.4	$326.2
Acquisitions	—	—	—
Additions at Cost	—	—	—
Amortization	(3.1)	(4.0)	(7.1)
Other	(0.3)	0.2	(0.1)
March 31, 2016 (3)	$85.4	$233.6	$319.0

(3)	Customer Relationships - Net of accumulated amortization of $17.3 million and $14.5 million as of March 31, 2016 and December 31, 2015, respectively.
Trademark and Other - Net of accumulated amortization of $82.3 million and $78.2 million as of March 31, 2016 and December 31, 2015, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except share and per share data)

Note 16 -- Subsequent Events
Dividend Declaration
In May 2016, the Board of Directors approved the declaration of a dividend of $0.4825 per share of common stock for the second quarter of 2016. This cash dividend will be payable on June 10, 2016 to shareholders of record at the close of business on May 25, 2016.

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
Dun & Bradstreet® is the world’s leading source of commercial data, analytics and insight on businesses. Our global commercial database as of March 31, 2016 contained more than 250 million business records. We transform commercial data into valuable insight which is the foundation of our global solutions that customers rely on to make critical business decisions.
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
In June 2015, we divested our business in Australia and New Zealand (“ANZ”) for $169.8 million, which was part of our Non-Americas segment. Accordingly, we have reclassified the historical financial results of our business in ANZ as discontinued operations for all periods presented as set forth in Item 1. of this Quarterly Report on Form 10-Q. See Note 14 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for further detail.
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
We evaluate our business based on the following supplemental revenue metrics: (1) for Trade Credit we further evaluate it by “DNBi®”, which includes D&B Credit, and “Other Trade Credit” and (2) for total revenue we further evaluate it by “Direct” and “Alliance & Partners”. We define “DNBi” as our interactive, online application that offers customers a subscription based real time access to our most complete and up-to-date global information, comprehensive monitoring and portfolio. We define “Other Trade Credit”as products and services used to manage credit risk and to support our customers’ internal credit risk decisioning processes. We define “Direct” as when we hold the relationship with the end customer. We define “Alliance & Partners” as where we do not maintain the end relationship with the customer of our content (e.g., Alliances, Dun & Bradstreet Worldwide Network Partners, Third Party or Broker type relationships). Management believes these measures provide further insight into our revenue performance.
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
See “Results of Operations” below for a discussion of our results reported on a GAAP basis.
Overview
We manage and report our business through the following two segments:

•	Americas (which consists of our operations in the United States (“U.S.”), Canada and Latin America); and

•	Non-Americas (which primarily consists of our operations in the United Kingdom (“U.K.”), the Netherlands, Belgium, Greater China, India and our Dun & Bradstreet Worldwide Network).
The financial statements of our subsidiaries outside of the U.S. and Canada reflect results for the three months ended February 29 in order to facilitate the timely reporting of the unaudited consolidated financial results and unaudited consolidated financial position.

Total revenue and core revenue were the same for the three months ended March 31, 2016 and 2015, as there were no divestitures during these periods.
The following table presents the contribution by segment to total and core revenue:

	For the Three Months Ended March 31,
	2016	2015
Total and Core Revenue:
Americas	82%	79%
Non-Americas	18%	21%
The following table presents contributions by customer solution set to total revenue and core revenue:

	For the Three Months Ended March 31,
	2016	2015
Total and Core Revenue by Customer Solution Set:
Risk Management Solutions	63%	62%
Sales & Marketing Solutions	37%	38%
Our customer solution sets are discussed in greater detail in “Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2015.
Critical Accounting Policies and Estimates
In preparing the unaudited consolidated financial statements and accounting for the underlying transactions and balances reflected therein, we have applied the critical accounting policies described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2015 with the following update.
Effective January 1, 2016, we changed the approach used to measure service and interest cost components of net periodic benefit costs for our pension and postretirement benefit plans. Previously, we measured service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the plan obligations. Beginning in 2016, we elected to measure service and interest costs by applying the specific spot rates along that yield curve to the plans’ liability cash flows (“Spot Rate Approach”). We believe the new approach provides a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows and their corresponding spot rates on the yield curve. This change does not affect the measurement of our plan obligations and it is accounted for as a change in accounting estimate which is applied prospectively. See Note 9 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q and “Matters Impacting Both Operating Expenses and Selling and Administrative Expenses” below for further detail.
Recently Issued Accounting Standards
See Note 2 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for disclosure of the impact that recent accounting pronouncements may have on the unaudited consolidated financial statements.
Results of Operations
The following discussion and analysis of our financial condition and results of operations are based upon the unaudited consolidated financial statements and should be read in conjunction with the unaudited consolidated financial statements and related notes set forth in Item 1. of this Quarterly Report on Form 10-Q and the audited financial statements and related notes set forth in Item 8. of our Annual Report on Form 10-K for the year ended December 31, 2015, all of which have been prepared in accordance with GAAP.

Consolidated Revenue
The following table presents our total and core revenue by segment:

	For the Three Months Ended March 31,
	2016	2015
	(Amounts in millions)
Revenue:
Americas	$307.0	$280.9
Non-Americas	68.0	75.3
Total and Core Revenue	$375.0	$356.2
The following table presents our total and core revenue by customer solution set:

	For the Three Months Ended March 31,
	2016	2015
	(Amounts in millions)
Revenue:
Risk Management Solutions	$234.4	$220.9
Sales & Marketing Solutions	140.6	135.3
Total and Core Revenue	$375.0	$356.2
Three Months Ended March 31, 2016 vs. Three Months Ended March 31, 2015
Total and core revenue increased $18.8 million, or 5% (7% increase before the effect of foreign exchange), for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. The increase in total revenue was driven by an increase in Americas total revenue of $26.1 million, or 9% (10% increase before the effect of foreign exchange), partially offset by a decrease in Non-Americas total revenue of $7.3 million, or 10% (5% decrease before the effect of foreign exchange).
We acquired a 100% equity interest in Dun & Bradstreet Credibility Corporation (“DBCC”) during the second quarter of 2015 and a 100% equity interest in NetProspex during the first quarter of 2015. In accordance with ASC 805, “Business Combinations,” deferred revenue at the acquisition date was recorded at fair value based on the estimated cost to provide the related services plus a reasonable profit margin on such costs. The impact of the deferred revenue fair value adjustment was a reduction of $2.6 million and $0.6 million for the three months ended March 31, 2016 and 2015, respectively.
The increase in total and core revenue was primarily due to:

•	Increased revenue associated with our acquisition of DBCC, which was completed during the second quarter of 2015; and

•	Increased revenue from our DaaS CRM alliances, as well as Audience Solutions, which is a new product offering;

partially offset by:

•	The negative impact of foreign exchange;

•	Decreased revenue of our subscription plans primarily due to a decline in sales in prior quarters; and

•	More of our revenue is being deferred out as we shift more of our sales to newer, embedded products where revenue is recognized over time.

Customer Solution Sets
On a customer solution set basis, core revenue reflects:

•
A $13.5 million, or 6% increase (8% increase before the effect of foreign exchange), in Risk Management Solutions. The increase was driven by an increase in revenue in Americas of $17.4 million, or 11% (12% increase before the effect of foreign exchange), partially offset by a decrease in revenue in Non-Americas of $3.9 million, or 7% (2% decrease before the effect of foreign exchange); and

•
A $5.3 million, or 4% increase (5% increase before the effect of foreign exchange), in Sales & Marketing Solutions. The increase was driven by an increase in revenue in Americas of $8.7 million, or 7% (both before and after the effect of foreign exchange), partially offset by a decrease in Non-Americas of $3.4 million, or 23% (19% decrease before the effect of foreign exchange).

Recent Developments
European Union Safe Harbor Ruling
In October 2015, the European Court of Justice issued a ruling which impacts the ability of companies to rely on an existing “safe harbor” framework as a means to transfer personally identifiable information from the European Union (“EU”) to the United States. We have historically been certified as Safe Harbor compliant for specified categories of personally identifiable information. Given the alternative ways in which we may be able to comply with EU to U.S. data transfer requirements, we do not believe that this ruling will have a material adverse impact on our business, financial condition or results of operations. We will continue to monitor the impact that this Court’s ruling may have on us.

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
During the three months ended March 31, 2016, we incurred $0.6 million of legal and other professional fees related to matters in China as compared to $0.4 million of legal and other professional fees related to matters in China for the three months ended March 31, 2015.
As our investigation and our discussions with both the SEC and DOJ are ongoing, we cannot yet predict the ultimate outcome of the matter or its impact on our business, financial condition or results of operations. Based on our discussions with the SEC and DOJ, including an indication from the SEC in February and March 2015 of its initial estimate of the amount of net benefit potentially earned by the Company as a result of the challenged activities, we continue to believe that it is probable that the Company will incur a loss related to the government’s investigation. The DOJ also advised the Company in February 2015 that they will be proposing terms of a potential settlement, but we are unable to predict the timing or terms of any such proposal. We continue to have follow-up meetings with the SEC and DOJ, most recently meeting in March 2016, but the parties are still discussing the evidence and other factors to help bring this matter to resolution. Accordingly, we remain unable at this time to reasonably estimate the amount or range of any loss, although it is possible that the amount of such loss could be material. In accordance with ASC 450, “Contingencies,” or “ASC 450,” no amount in respect of any potential liability in this matter, including for penalties, fines or other sanctions, has been accrued in the consolidated financial statements.

Consolidated Operating Costs
The following table presents our consolidated operating costs and operating income for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31,
	2016	2015
	(Amounts in millions)
Operating Expenses	$132.4	$131.0
Selling and Administrative Expenses	163.3	142.9
Depreciation and Amortization	16.4	12.4
Restructuring Charge	9.7	4.8
Operating Costs	$321.8	$291.1
Operating Income	$53.2	$65.1
Operating Expenses
Operating expenses increased $1.4 million, or 1%, for the three months ended March 31, 2016, compared to the three months ended March 31, 2015. The increase was primarily due to the following:

•	Increased costs associated with our acquisition of DBCC during the second quarter of 2015;
partially offset by:

•	The positive impact of foreign exchange; and

•	Lower costs as a result of management restructuring initiatives taken in the fourth quarter of 2015 and January 2016.
Selling and Administrative Expenses
Selling and administrative expenses increased $20.4 million, or 14%, for the three months ended March 31, 2016, compared to the three months ended March 31, 2015. The increase was primarily due to:

•	Increased costs associated with our acquisition of DBCC during the second quarter of 2015;

partially offset by:

•	Lower costs as a result of management restructuring initiatives taken in the fourth quarter of 2015 and January 2016; and

•	The positive impact of foreign exchange.
Matters Impacting Both Operating Expenses and Selling and Administrative Expenses
Pension, Postretirement and 401(k) Plan
We had net pension cost of $1.4 million and $4.5 million for the three months ended March 31, 2016 and 2015, respectively. The pension cost in 2016 is favorably impacted by a change in accounting estimate. Effective January 1, 2016, we changed the approach used to measure service and interest cost components of net periodic benefit costs for our pension and postretirement benefit plans. Previously, we measured service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the plan obligations. Beginning in 2016, we elected to measure service and interest costs by applying the specific spot rates along that yield curve to the plans’ liability cash flows (“Spot Rate Approach”). We believe the new approach provides a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows and their corresponding spot rates on the yield curve. This change does not affect the measurement of our plan obligations and it is accounted for as a change in accounting estimate which is applied prospectively. As a result, our 2016 net pension cost is expected to decrease by approximately $14 million, or $3.5 million each quarter, when compared to the prior estimate discussed in our Annual Report on Form 10-K for the year ended December 31, 2015. The reduction in pension cost is primarily driven by the lower interest cost related to the U.S. Qualified Plan. The weighted average discount rate used to develop 2016 service and interest cost for the U.S. Qualified Plan under the Spot Rate Approach was 3.04%. The weighted average discount rate used to measure the benefit obligation for the U.S. Qualified plan as of December 31, 2015 was 3.89%. The weighted average discount rate used to develop 2015 net pension cost for the U.S. Qualified Plan was 3.60%.
We had postretirement benefit income of $0.5 million and $0.3 million for the three months ended March 31, 2016 and 2015, respectively. Higher postretirement benefit income in the first quarter of 2016 was primarily due to better actual plan experience in 2015 as well as a change in assumptions at December 31, 2015. In addition, we have changed the approach used to measure service and interest cost components of the postretirement benefit income to the Spot Rate Approach effective January 1, 2016. For 2016, we expect that this change of estimate will result in lower service and interest cost for the postretirement benefit plan of $0.1 million.
We had expense associated with our 401(k) Plan of $3.8 million and $3.7 million for the three months ended March 31, 2016 and 2015, respectively.
Stock-Based Compensation
For the three months ended March 31, 2016, we recognized total stock-based compensation expense of $4.4 million, compared to $2.3 million for the three months ended March 31, 2015.
Expense associated with our restricted stock unit programs was $4.0 million for the three months ended March 31, 2016, compared to $2.0 million for the three months ended March 31, 2015. The increase was primarily due to our increased use of performance-based restricted stock units, awards related to the 2015 acquisition of DBCC and NetProspex as well as higher than anticipated 2015 forfeitures.
Expense associated with our Employee Stock Purchase Plan (“ESPP”) was $0.3 million for the three months ended March 31, 2016, compared to $0.2 million for the three months ended March 31, 2015. The increase was primarily due to the implementation in November 2015 of our new 2015 ESPP, which includes a lookback provision.
Expense associated with our stock option programs was $0.1 million for each of the three months ended March 31, 2016 and 2015.
We expect total equity-based compensation of approximately $22 million for 2016. We consider these costs to be part of our compensation costs and, therefore, they are included in operating expenses and in selling and administrative expenses, based upon the classifications of the underlying compensation.
Depreciation and Amortization
Depreciation and amortization increased $4.0 million, or 32%, for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. This increase was primarily due to higher intangible amortization expense related to our acquisition of DBCC during the second quarter of 2015.
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
Three Months Ended March 31, 2016 vs. Three Months Ended March 31, 2015
During the three months ended March 31, 2016, we recorded a $9.7 million restructuring charge. The significant components of this charge included:

•
Severance and termination costs of $9.7 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 165 employees were impacted. Of these 165 employees, approximately 140 employees exited the Company in the first quarter of 2016, with the remaining primarily to exit by the third quarter of 2016. The cash payments for these employees will be substantially completed by the fourth quarter of 2016; and

•	There were no contract termination, lease termination obligations and other exit costs.
During the three months ended March 31, 2015, we recorded a $4.8 million restructuring charge. The significant components of this charge included:

•
Severance and termination costs of $4.7 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 85 employees were impacted. Of these 85 employees, approximately 60 employees exited the Company in the first quarter of 2015, with the remaining primarily having exited in the second quarter of 2015. The cash payments for these employees will be substantially completed by the fourth quarter of 2015; and

•	Contract termination, lease termination obligations and other exit costs including those to consolidate or close facilities of $0.1 million.

Interest Income (Expense) — Net
The following table presents our “Interest Income (Expense) – Net” for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31,
	2016	2015
	(Amounts in millions)
Interest Income	$0.5	$0.4
Interest Expense	(13.5)	(11.4)
Interest Income (Expense) – Net	$(13.0)	$(11.0)
Interest income increased $0.1 million, or 23%, for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. The increase in interest income was primarily attributable to higher average amounts of invested cash.
Interest expense increased $2.1 million, or 19%, for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015. The increase in interest expense was primarily attributable to higher average interest rates on our outstanding debt balances.

Other Income (Expense) — Net
The following table presents our “Other Income (Expense) — Net” for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31,
	2016	2015
	(Amounts in millions)
Miscellaneous Other Income (Expense) – Net (a)	$0.8	$3.3
Other Income (Expense) – Net	$0.8	$3.3

(a)
Other Income - Net decreased during the three months ended March 31, 2016 as compared to the three months ended March 31, 2015 primarily due to a decrease in dividend income from our minority-interest investments.

Provision for Income Taxes
For the three months ended March 31, 2016, our effective tax rate was 26.8% as compared to 30.9% for the three months ended March 31, 2015. The effective tax rate for the three months ended March 31, 2016, was positively impacted primarily by an adjustment to the net deferred tax liability related to the net operating loss carryforwards associated with our NetProspex acquisition in 2015, partially offset by the settlement of an audit in a U.S. jurisdiction during the three months ended March 31, 2015. For the three months ended March 31, 2016, there are no known changes in our effective tax rate that either have had or that we reasonably expect may have a material impact on our operations or future performance.
Discontinued Operations
In June 2015, we divested our business in Australia and New Zealand (“ANZ”) for $169.8 million, which was part of our Non-Americas segment. Accordingly, we have reclassified the historical financial results of our business in ANZ as discontinued operations for all periods presented as set forth in Item 1. of this Quarterly Report on Form 10-Q. As of March 31, 2016, we received proceeds of $159.7 million, inclusive of a working capital adjustment of $0.7 million. See Note 14 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further detail.
Earnings per Share
We assess if any of our share-based payment transactions are deemed participating securities prior to vesting and therefore need to be included in the earnings allocation when computing Earnings Per Share (“EPS”) under the two-class method. The two-class method requires earnings to be allocated between common shareholders and holders of participating securities. All outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be a separate class of common stock and should be included in the calculation of basic and diluted EPS. Based on a review of our stock-based awards, we have determined that for the three months ended March 31, 2016 and 2015, none of our stock-based awards were deemed to be participating securities.

We are required to include in our computation of diluted EPS any contingently issuable shares that would have satisfied all the necessary conditions by the end of the reporting period as if it were the end of the performance period. Contingently issuable shares are shares that have an issuance contingent upon the satisfaction of certain conditions other than just services. We have granted certain employees target awards of performance-based restricted stock units, in the form of leveraged restricted stock units or performance units. As the actual number of Dun & Bradstreet common shares ultimately received by the employee can range from zero to 200% of the target award depending on the Company’s actual performance against the pre-established market conditions or performance conditions, these awards are considered contingently issuable shares.

The following table sets forth our EPS for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31,
	2016	2015
Basic Earnings Per Share of Common Stock:
Income from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$0.83	$1.10
Income from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	—	0.04
Net Income Attributable to Dun & Bradstreet Common Shareholders	$0.83	$1.14
Diluted Earnings Per Share of Common Stock:
Income from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$0.82	$1.08
Income from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	—	0.05
Net Income Attributable to Dun & Bradstreet Common Shareholders	$0.82	$1.13
For the three months ended March 31, 2016, both basic and diluted EPS attributable to Dun & Bradstreet common shareholders decreased 27% compared with the three months ended March 31, 2015. The decrease was primarily due to lower net income from continuing operations.
Segment Results
We manage and report our business through two segments:

•	Americas (which consists of our operations in the U.S., Canada and Latin America); and

•	Non-Americas (which primarily consists of our operations in the U.K., the Netherlands, Belgium, Greater China, India and our Dun & Bradstreet Worldwide Network).
The segments reported below, Americas and Non-Americas, are our segments for which separate financial information is available, and upon which operating results are evaluated on a timely basis to assess performance and to allocate resources.
Americas
Americas is our largest segment, representing 82% of our total and core revenue for the three months ended March 31, 2016, as compared to 79% of our total and core revenue for the three months ended March 31, 2015.
The following table presents our Americas revenue by customer solution set and Americas operating income for the three months ended March 31, 2016 and 2015:

	For the Three Months Ended March 31,
	2016	2015
	(Amounts in millions)
Revenue:
Risk Management Solutions	$177.8	$160.4
Sales & Marketing Solutions	129.2	120.5
Americas Total and Core Revenue	$307.0	$280.9
Operating Income	$69.6	$67.9
Three Months Ended March 31, 2016 vs. Three Months Ended March 31, 2015
Americas Overview
Americas total and core revenue increased $26.1 million, or 9% (10% increase before the effect of foreign exchange), for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015. We acquired a 100% equity interest in DBCC during the second quarter of 2015 and a 100% equity interest in NetProspex during the first quarter of 2015. The impact of the deferred revenue fair value adjustment was a reduction of $2.6 million and $0.6 million for the three months ended March 31, 2016 and 2015, respectively. See Note 13 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further details.
Americas Customer Solution Sets
On a customer solution set basis, the $26.1 million increase in total and core revenue for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, reflects:
Risk Management Solutions
An increase in Risk Management Solutions of $17.4 million, or 11% (12% increase before the effect of foreign exchange) attributable to:

Trade Credit, which accounted for 72% of total Americas Risk Management Solutions, decreased 2% (both before and after the effect of foreign exchange) primarily attributable to:

•
Declining sales performance in prior quarters of DNBi due to the ratable nature of DNBi revenue, resulting in lower revenue in the first quarter of 2016. While DNBi retention continued to be in the low 90% range, and the increase in pricing continued to be in the low single digits, we are not generating enough new customers to offset normal attrition; and

•	Decreased revenue due to certain customers shifting from subscription based plans to usage based plans;

partially offset by:

•
Increased revenue associated with our acquisition of DBCC, which was completed during the second quarter of 2015, net of the impact of the deferred revenue fair value adjustment of $0.3 million for the three months ended March 31, 2016.

Other Enterprise Risk Management, which accounted for 28% of total Americas Risk Management Solutions, increased 70% (71% increase before the effect of foreign exchange), primarily due to:

•
Increased revenue associated with our acquisition of DBCC, which was completed during the second quarter of 2015, net of the impact of the deferred revenue fair value adjustment of $1.8 million for the three months ended March 31, 2016;

•	Increased revenue associated with Supply Management Solutions; and

•	Increased revenue from other usage based solutions such as D&B Direct.
Sales & Marketing Solutions
An increase in Sales & Marketing Solutions of $8.7 million, or 7% (both before and after the effect of foreign exchange) primarily attributable to:
Traditional Prospecting Solutions, which accounted for 27% of total Americas Sales & Marketing Solutions, increased 11% (both before and after the effect of foreign exchange) reflecting:

•
Increased revenue associated with our acquisition of DBCC, which was completed during the second quarter of 2015, net of the impact of the deferred revenue fair value adjustment of $0.5 million for the three months ended March 31, 2016;

partially offset by:

•	Decreased revenue in Hoover's, primarily due to declining sales performance in prior quarters, driven by reduced customer spend and competitive pressures.
Advanced Marketing Solutions, which accounted for 73% of total Americas Sales & Marketing Solutions, increased 6% (both before and after the effect of foreign exchange). The increase was primarily due to:

•	Increased revenue from our DaaS CRM alliances, as well as Audience Solutions, which is a new product offering; and

•	Increased revenue from our NetProspex solutions.
Americas Operating Income
Americas operating income for the three months ended March 31, 2016 was $69.6 million, compared to $67.9 million for the three months ended March 31, 2015, an increase of $1.7 million, or 3%. The increase in operating income was primarily attributable to:

•	Increased revenue primarily as a result of the acquisition of DBCC during the second quarter of 2015; and

•	Lower costs as a result of management restructuring initiatives taking in the fourth quarter of 2015 and January 2016;
partially offset by:

•	Increased costs (e.g., amortization of intangibles) as a result of the acquisition of DBCC during the second quarter of 2015.
Non-Americas
Non-Americas represented 18% of our total and core revenue for the three months ended March 31, 2016 as compared to 21% of our total and core revenue for the three months ended March 31, 2015.
The following table presents our Non-Americas revenue by customer solution set and Non-Americas operating income for the three months ended March 31, 2016 and 2015.

	For the Three Months Ended March 31,
	2016	2015
	(Amounts in millions)
Revenue:
Risk Management Solutions	$56.6	$60.5
Sales & Marketing Solutions	11.4	14.8
Non-Americas Total and Core Revenue	$68.0	$75.3
Operating Income	$13.0	$21.9
Three Months Ended March 31, 2016 vs. Three Months Ended March 31, 2015
Non-Americas Overview
Non-Americas total and core revenue decreased $7.3 million, or 10% (5% decrease before the effect of foreign exchange), for the three months ended March 31, 2016 as compared to the three months ended March 31, 2015.
Non-Americas Customer Solution Sets
On a customer solution set basis, the $7.3 million decrease in Non-Americas total and core revenue for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, reflects:
Risk Management Solutions
A decrease in Risk Management Solutions of $3.9 million, or 7% (2% decrease before the effect of foreign exchange) primarily due to:
Trade Credit, which accounted for 71% of total Non-Americas Risk Management Solutions, decreased 11% (7% decrease before the effect of foreign exchange) primarily attributable to:

•
Decreased transactional usage primarily due to our decision to end the relationship with a competitor in Europe who was buying our data and decreased project revenue of various risk products in most markets; and

•	The negative impact of foreign exchange.

Other Enterprise Risk Management, which accounted for 29% of total Non-Americas Risk Management Solutions, increased 8% (13% increase before the effect of foreign exchange) primarily attributable to:

•	Increased usage of various risk products across most markets, by new and existing customers;
partially offset by:

•	The negative impact of foreign exchange.
Sales & Marketing Solutions
A decrease in Sales & Marketing Solutions of $3.4 million, or 23% (19% decrease before the effect of foreign exchange) primarily due to:
Traditional Prospecting Solutions, which accounted for 30% of total Non-Americas Sales & Marketing Solutions, decreased 15% (11% decrease before the effect of foreign exchange) primarily attributable to decreased project revenue in our marketing business in certain Asian markets and the negative impact of foreign exchange.
Advanced Marketing Solutions, which accounted for 70% of total Non-Americas Sales & Marketing Solutions, decreased 26% (22% decrease before the effect of foreign exchange) primarily attributed to decreased project revenue in our UK market.

Non-Americas Operating Income

Non-Americas operating income for the three months ended March 31, 2016 was $13.0 million, compared to $21.9 million for the three months ended March 31, 2015, a decrease of $8.9 million, or 41%. The decrease was primarily due to decreased revenue and increased data and compensation costs.
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

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are identifying the following important factors that, individually or in the aggregate, could cause actual results to differ materially from those contained in any forward-looking statements made by us; any such statement is qualified by reference to the following cautionary factors: (i) reliance on third parties to support critical components of our business model; (ii) our ability to protect our information technology infrastructure against cyber attack and unauthorized access; (iii) risks associated with potential violations of the Foreign Corrupt Practices Act and similar laws; (iv) customer demand for our products; (v) the successful implementation of our business strategy; (vi) the integrity and security of our global database and data centers; (vii) our ability to maintain the integrity of our brand and reputation; (viii) our ability to renew large contracts and the related revenue recognition and timing thereof; (ix) the impact of macro-economic challenges on our customers and vendors; (x) future laws or regulations with respect to the collection, compilation, storage, use, cross-border transfer and/or publication of information and adverse publicity or litigation concerning the commercial use of such information; (xi) our ability to acquire and successfully integrate other businesses, products and technologies; (xii) adherence by third-party members of our Dun & Bradstreet Worldwide Network, or other third parties who license and sell under the Dun & Bradstreet name, to our quality standards and to the renewal of their agreements with Dun & Bradstreet; (xiii) the effects of foreign and evolving economies, exchange rate fluctuations, legislative or regulatory requirements and the implementation or modification of fees or taxes to collect, compile, store, use, transfer cross-border and/or publish data; and (xiv) the other factors described under the headings “Risk Factors,” “Management’s Discussion and Analysis,” “Legal Proceedings” and elsewhere in this Quarterly Report on

Form 10-Q, our Annual Report on Form 10-K, our other Quarterly Reports on Form 10-Q and the Company’s other reports or documents filed or furnished with the Securities and Exchange Commission.

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
Our $1 billion revolving credit facility, which matures July 2019, requires the maintenance of interest coverage and total debt to Earnings Before Income Taxes, Depreciation and Amortization (“EBITDA”) ratios which are defined in the credit agreement. On May 14, 2015, we amended the facility to modify the total debt to EBITDA ratio from 4.0:1.0 to 4.5:1.0 for any fiscal quarter that ends before December 31, 2016. For fiscal quarters ending on or after December 31, 2016, the total debt to EBITDA ratio will return to 4.0:1.0. We were in compliance with the $1 billion revolving credit facility financial and non-financial covenants at March 31, 2016 and at March 31, 2015. At March 31, 2016 and March 31, 2015, we had $315.0 million and $655.0 million, respectively, in borrowings outstanding under our $1 billion revolving credit facility.
As of March 31, 2016, $356.3 million of our $365.7 million cash and cash equivalents on the unaudited consolidated balance sheet was held by our foreign operations. We maintain the $356.3 million foreign cash and cash equivalents balance within our foreign operations since we have sufficient liquidity in the United States to satisfy our ongoing domestic funding requirements. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments.
Cash Provided by Operating Activities from Continuing Operations
Net cash provided by operating activities was $130.5 million and $156.3 million for the three months ended March 31, 2016 and 2015, respectively. The $25.8 million decrease was driven by:

•	Increased restructuring payments as compared to the prior year; and

•	Increased tax payments as compared to the prior year.

Cash Used in Investing Activities from Continuing Operations
Net cash used in investing activities was $15.2 million for the three months ended March 31, 2016, as compared to net cash used in investing activities of $146.4 million for the three months ended March 31, 2015. The $131.2 million decrease was driven by:

•
Payment of $124.2 million in the prior year period for the acquisition of NetProspex. See Note 13 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q; and

•
Cash settlements in respect of our foreign exchange contracts for our hedged foreign currency transactions resulted in cash inflows of $0.4 million for the three months ended March 31, 2016, as compared to cash outflows of $9.1 million for the three months ended March 31, 2015.

Cash Provided by (Used in) Financing Activities from Continuing Operations
Net cash used by financing activities was $91.5 million for the three months ended March 31, 2016, as compared to cash provided by financing activities of $36.5 million for the three months ended March 31, 2015. As set forth below, this $128.0 million change primarily relates to contractual obligations.
Contractual Obligations
Revolving Credit Facility
We had $315.0 million and $655.0 million of borrowings outstanding under the $1 billion revolving credit facility at March 31, 2016 and 2015, respectively. We borrowed under this facility from time to time during the three months ended March 31, 2016 and 2015 to supplement the timing of receipts in order to fund our working capital needs. During the three months ended March 31, 2015 we also accessed the facility to fund our purchase of NetProspex.
Term Loan Facility
On May 14, 2015, we entered into a delayed draw unsecured term loan facility which provided for borrowings in the form of up to two drawdowns in an aggregate principal amount of up to $400 million at any time up to and including November 15, 2015 (the “term loan facility”). The term loan facility matures five years from the date of the initial drawdown. Proceeds under the term loan facility were designated to be used for general corporate purposes including the refinancing of the 2.875% senior notes that matured in November 2015 and the repayment of borrowings outstanding under the $1 billion revolving credit facility. Borrowings under the term loan facility bear interest at a rate of LIBOR plus a spread of 137.5 basis points. Our initial draw down under the term loan facility in the amount of $400 million was made in November 2015, establishing a facility maturity of November 2020. We also committed to repay the borrowings in prescribed installments over the five year period. We made a scheduled repayment of $5.0 million during the three months ended March 31, 2016. We had $390 million of borrowings outstanding under the term loan facility at March 31, 2016, of which $20 million and $370 million were classified within “Short-Term Debt” and “Long-Term Debt”, respectively. The associated weighted average interest rate was 1.81%.
The term loan facility requires the maintenance of interest coverage and total debt to EBITDA ratios, which are defined in the term loan facility credit agreement and which are generally identical to those contained in the $1 billion revolving credit facility. We were in compliance with the term loan facility financial and non-financial covenants at March 31, 2016.
Future Liquidity—Sources and Uses of Funds
Share Repurchase Programs
In August 2014, our Board of Directors approved a new $100 million share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and Employee Stock Purchase Program, and to be used for discretionary share repurchases from time to time. The $100 million share repurchase program will remain open until it has been fully utilized. There is currently no definitive timeline under which the program will be completed. As of March 31, 2016, we had not yet commenced share repurchases under this program.
Dividends
In May 2016, the Board of Directors approved the declaration of a dividend of $0.4825 per share of common stock for the second quarter of 2016. This cash dividend will be payable on June 10, 2016 to shareholders of record at the close of business on May 25, 2016.

Commercial Paper Program
We maintain an $800 million commercial paper program which is supported by our $1 billion revolving credit facility. Under this program, we may issue from time to time unsecured promissory notes in the commercial paper market in private placements exempt from registration under the Securities Act of 1933, as amended, for a cumulative face amount not to exceed $800 million outstanding at any one time and with maturities not exceeding 364 days from the date of issuance. Outstanding commercial paper effectively reduces the amount available for borrowing under the $1 billion revolving credit facility. We did not have any borrowings outstanding under the $800 million commercial paper program as of March 31, 2016 and March 31, 2015.
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
Unrecognized Tax Benefits
We have a total amount of unrecognized tax benefits of $13.1 million as of March 31, 2016. Although we do not anticipate payments within the next twelve months for these matters, these could require the aggregate use of cash totaling approximately $10.7 million as of such date.
Off-Balance Sheet Arrangements

We do not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements except for those disclosed in Note 7 to our consolidated financial statements included in Item 8. of our Annual Report on Form 10-K for the year ended December 31, 2015.
Fair Value Measurements
Our non-recurring non-financial assets and liabilities include long-lived assets held and used, goodwill and intangible assets. These assets are recognized at fair value when they are deemed to be impaired.
As of March 31, 2016, the fair value of the contingent consideration associated with our DBCC acquisition was measured utilizing Level III inputs. See Note 13 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q. In addition, the fair value of our real estate funds within our pension plans was measured utilizing Level III inputs.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Our market risks primarily consist of the impact of changes in currency exchange rates on assets and liabilities, the impact of changes in the market value of certain of our investments and the impact of changes in interest rates on our borrowing costs and fair value calculations. As of March 31, 2016, no material change had occurred in our market risks, compared with the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2015 included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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
Conclusions Regarding Disclosure Controls
Based upon our Controls Evaluation, our CEO and CFO have concluded that as of the end of the quarter ended March 31, 2016, our Disclosure Controls are effective at a reasonable assurance level.
Change in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the first quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Information in response to this Item is included in “Part I — Item 1. — Note 7 — Contingencies” and is incorporated by reference into Part II of this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases made by or on behalf of the Company or our affiliated purchasers during the quarter ended March 31, 2016, of shares of equity that are registered by the Company pursuant to Section 12 of the Exchange Act.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Currently Authorized Shares that May Yet Be Purchased Under the Plans or Programs (a)
(Dollar amounts in millions, except share data)
January 1 - 31, 2016	—	$—	—	$—
February 1 - 29, 2016	—	$—	—	$—
March 1 - 31, 2016	—	$—	—	$—
	—	$—	—	$100.0

(a)
In August 2014, our Board of Directors approved a new $100 million share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and Employee Stock Purchase Program, and to be used for discretionary share repurchases from time to time. The $100 million share repurchase program will remain open until it has been fully utilized. There is currently no definitive timeline under which the program will be completed. As of March 31, 2016, we had not yet commenced share repurchases under this program.

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

Exhibit 101
The following financial information from The Dun & Bradstreet Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited), (ii) the Consolidated Balance Sheets (Unaudited), (iii) the Consolidated Statements of Cash Flows (Unaudited), (iv) the Consolidated Statements of Shareholders’ Equity (Deficit) (Unaudited), and (v) the Notes to Consolidated Financial Statements (Unaudited).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DUN & BRADSTREET CORPORATION
		By:	/s/ RICHARD H. VELDRAN
Richard H. Veldran
Date:	May 10, 2016		Chief Financial Officer

		By:	/s/ ANTHONY PIETRONTONE JR.
Anthony Pietrontone Jr.
Date:	May 10, 2016		Principal Accounting Officer and Corporate Controller