Form 10-Q
period 2016-06-30
DUN & BRADSTREET CORP/NW
filed 2016-08-02
CIK 1115222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
Form 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding at June 30, 2016
Common Stock,	36,306,937
par value $0.01 per share

THE DUN & BRADSTREET CORPORATION

PART I. UNAUDITED FINANCIAL INFORMATION

Item 1.	Financial Statements
The Dun & Bradstreet Corporation Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Amounts in millions, except per share data)
Revenue	$398.8	$375.4	$773.8	$731.6
Operating Expenses	133.0	136.4	265.4	267.4
Selling and Administrative Expenses	196.1	161.9	359.4	304.8
Depreciation and Amortization	17.3	14.1	33.7	26.5
Restructuring Charge	5.9	4.8	15.6	9.6
Operating Costs	352.3	317.2	674.1	608.3
Operating Income	46.5	58.2	99.7	123.3
Interest Income	0.5	0.4	1.0	0.8
Interest Expense	(13.4)	(11.8)	(26.9)	(23.2)
Other Income (Expense) - Net	(0.5)	(1.5)	0.3	1.8
Non-Operating Income (Expense) - Net	(13.4)	(12.9)	(25.6)	(20.6)
Income Before Provision for Income Taxes and Equity in Net Income of Affiliates	33.1	45.3	74.1	102.7
Less: Provision for Income Taxes	14.2	15.7	25.2	33.4
Equity in Net Income of Affiliates	1.0	1.3	1.7	2.0
Net Income from Continuing Operations	19.9	30.9	50.6	71.3
Less: Net Income Attributable to the Noncontrolling Interest	(1.1)	(1.3)	(1.8)	(2.2)
Net Income from Continuing Operations Attributable to Dun & Bradstreet	$18.8	$29.6	$48.8	$69.1
Income from Discontinued Operations, Net of Income Taxes (1)	—	0.7	—	2.2
Loss on Disposal of Business, Net of Income Taxes (1)	—	(38.2)	—	(38.2)
Loss from Discontinued Operations, Net of Income Taxes	—	(37.5)	—	(36.0)
Net Income (Loss) Attributable to Dun & Bradstreet	$18.8	$(7.9)	$48.8	$33.1
Basic Earnings Per Share of Common Stock:
Income from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$0.52	$0.82	$1.35	$1.92
Loss from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	—	(1.04)	—	(1.00)
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders	$0.52	$(0.22)	$1.35	$0.92
Diluted Earnings Per Share of Common Stock:
Income from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$0.51	$0.81	$1.34	$1.90
Loss from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	—	(1.03)	—	(0.99)
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders	$0.51	$(0.22)	$1.34	$0.91
Weighted Average Number of Shares Outstanding-Basic	36.3	36.1	36.2	36.0
Weighted Average Number of Shares Outstanding-Diluted	36.6	36.4	36.5	36.4
Cash Dividend Paid Per Common Share	$0.48	$0.46	$0.97	$0.93
Other Comprehensive Income, Net of Income Taxes:
Net Income from Continuing Operations	$19.9	$30.9	$50.6	$71.3
Loss from Discontinued Operations, Net of Income Taxes (1)	—	(37.5)	—	(36.0)
Net Income (Loss)	19.9	(6.6)	50.6	35.3
Foreign Currency Translation Adjustments, no Tax Impact	9.9	(10.4)	(12.3)	(54.1)
Defined Benefit Pension Plans:
Prior Service Costs, Net of Tax Benefit (Expense) (2)	(0.2)	—	(0.4)	(0.1)
Net Actuarial Gain, Net of Tax Benefit (Expense) (3)	6.0	6.6	12.0	13.2
Total Other Comprehensive Income (Loss)	15.7	(3.8)	(0.7)	(41.0)
Comprehensive Income (Loss), Net of Income Taxes	35.6	(10.4)	49.9	(5.7)
Less: Comprehensive Income Attributable to the Noncontrolling Interest	(1.1)	(1.1)	(1.7)	(1.8)
Comprehensive Income (Loss) Attributable to Dun & Bradstreet	$34.5	$(11.5)	$48.2	$(7.5)

(1)
Tax Benefit (Expense) of $(0.1) million and $2.2 million during the three month and six month periods ended June 30, 2015, respectively. See Note 14 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for further detail.

(2)
Tax Benefit (Expense) of $0.1 million during the three months ended June 30, 2016 and no tax impact during the three months ended June 30, 2015. Tax Benefit (Expense) of $0.2 million and $0.1 million during the six months ended June 30, 2016 and 2015, respectively.

(3)
Tax Benefit (Expense) of $(3.1) million and $(3.5) million during the three months ended June 30, 2016 and 2015, respectively. Tax Benefit (Expense) of $(6.4) million and $(7.3) million during the six months ended June 30, 2016 and 2015, respectively.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation Consolidated Balance Sheets (Unaudited)

	June 30, 2016	December 31, 2015
	(Amounts in millions, except per share data)
ASSETS
Current Assets
Cash and Cash Equivalents	$379.1	$365.7
Accounts Receivable, Net of Allowance of $22.4 at June 30, 2016 and $20.6 at December 31, 2015	411.1	523.5
Other Receivables	19.8	13.7
Prepaid Taxes	6.4	6.4
Deferred Income Tax	—	12.0
Other Prepaids	35.9	36.7
Other Current Assets	1.7	1.6
Total Current Assets	854.0	959.6
Non-Current Assets
Property, Plant and Equipment, Net of Accumulated Depreciation of $54.7 at June 30, 2016 and $54.3 at December 31, 2015	34.3	27.2
Computer Software, Net of Accumulated Amortization of $363.3 at June 30, 2016 and $348.1 at December 31, 2015	110.7	102.6
Goodwill (Note 15)	703.9	704.0
Deferred Income Tax	104.7	93.8
Other Receivables	3.6	4.2
Other Intangibles (Note 15)	312.1	326.2
Other Non-Current Assets	39.6	48.9
Total Non-Current Assets	1,308.9	1,306.9
Total Assets	$2,162.9	$2,266.5
LIABILITIES
Current Liabilities
Accounts Payable	$54.6	$31.3
Accrued Payroll	76.8	108.8
Accrued Income Tax	14.6	28.7
Short-Term Debt	20.0	20.0
Other Accrued and Current Liabilities (Note 6)	142.5	122.6
Deferred Revenue	630.5	647.8
Total Current Liabilities	939.0	959.2
Pension and Postretirement Benefits	525.8	558.0
Long-Term Debt	1,715.6	1,797.0
Liabilities for Unrecognized Tax Benefits	8.9	8.3
Other Non-Current Liabilities	50.5	49.3
Total Liabilities	3,239.8	3,371.8
Contingencies (Note 7)
EQUITY
DUN & BRADSTREET SHAREHOLDERS’ EQUITY (DEFICIT)
Series A Junior Participating Preferred Stock, $0.01 par value per share, authorized - 0.5 shares; outstanding - none	—	—
Preferred Stock, $0.01 par value per share, authorized - 9.5 shares; outstanding - none	—	—
Series Common Stock, $0.01 par value per share, authorized - 10.0 shares; outstanding - none	—	—
Common Stock, $0.01 par value per share, authorized - 200.0 shares; issued - 81.9 shares	0.8	0.8
Capital Surplus	296.6	292.2
Retained Earnings	2,946.5	2,932.8
Treasury Stock, at cost, 45.6 shares at June 30, 2016 and 45.8 shares at December 31, 2015	(3,367.7)	(3,377.1)
Accumulated Other Comprehensive Income (Loss)	(966.2)	(965.5)
Total Dun & Bradstreet Shareholders’ Equity (Deficit)	(1,090.0)	(1,116.8)
Noncontrolling Interest	13.1	11.5
Total Equity (Deficit)	(1,076.9)	(1,105.3)
Total Liabilities and Shareholders’ Equity (Deficit)	$2,162.9	$2,266.5

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
	2016	2015
	(Amounts in millions)
Cash Flows from Operating Activities:
Net Income	$50.6	$35.3
Less:
Loss on Disposal of Business, Net of Income Taxes	—	(38.2)
Income from Discontinued Operations	—	2.2
Net Income from Continuing Operations	$50.6	$71.3
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	33.7	26.5
Amortization of Unrecognized Pension Loss	17.8	20.3
Income Tax Benefit from Stock-Based Awards	3.9	5.9
Excess Tax Benefit on Stock-Based Awards	(0.4)	(2.8)
Equity-Based Compensation	9.7	7.4
Restructuring Charge	15.6	9.6
Restructuring Payments	(20.7)	(8.2)
Changes in Deferred Income Taxes, Net	(1.6)	—
Changes in Accrued Income Taxes, Net	(17.4)	(15.6)
Changes in Current Assets and Liabilities, Net of Acquisitions:
(Increase) Decrease in Accounts Receivable	105.2	127.4
(Increase) Decrease in Other Current Assets	1.0	8.7
Increase (Decrease) in Deferred Revenue	(17.6)	(10.5)
Increase (Decrease) in Accounts Payable	23.1	14.5
Increase (Decrease) in Accrued Liabilities	(2.9)	(32.9)
Increase (Decrease) in Other Accrued and Current Liabilities	—	0.5
Changes in Non-Current Assets and Liabilities, Net of Acquisitions:
(Increase) Decrease in Other Long-Term Assets	12.0	9.9
Net Increase (Decrease) in Long-Term Liabilities	(31.3)	(19.2)
Net, Other Non-Cash Adjustments	0.2	(0.4)
Net Cash Provided by Operating Activities from Continuing Operations	180.9	212.4
Net Cash Provided by Operating Activities from Discontinued Operations	—	5.3
Net Cash Provided by Operating Activities	180.9	217.7
Cash Flows from Investing Activities:
Payments for Acquisitions of Businesses, Net of Cash Acquired	—	(444.2)
Cash Settlements of Foreign Currency Contracts	(6.8)	(5.4)
Capital Expenditures	(9.5)	(4.8)
Additions to Computer Software and Other Intangibles	(23.4)	(24.6)
Net, Other	—	(0.1)
Net Cash Used in Investing Activities from Continuing Operations	(39.7)	(479.1)
Net Cash Used in Investing Activities from Discontinued Operations	—	(2.4)
Cash Flows Used In Investing Activities	(39.7)	(481.5)
Cash Flows from Financing Activities:
Net Proceeds from Stock-Based Plans	4.0	5.5
Payment of Debt Issuance Costs	—	(3.9)
Proceeds from Issuance of Long-Term Debt	—	298.8
Payments of Dividends	(35.0)	(33.3)
Proceeds from Borrowings on Credit Facilities	220.4	728.9
Payments of Borrowings on Credit Facilities	(293.0)	(894.0)
Payments of Borrowings on Term Loan Facilities	(10.0)	—
Excess Tax Benefit on Stock-Based Awards	0.4	2.8
Payment for Capital Lease and Other Long-Term Financing Obligation	(0.2)	(0.3)
Net, Other	(1.5)	(0.2)
Net Cash (Used in) Provided by Financing Activities from Continuing Operations	(114.9)	104.3
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(12.9)	(14.6)
Increase (Decrease) in Cash and Cash Equivalents	13.4	(174.1)
Cash and Cash Equivalents, Beginning of Period	365.7	319.4
Cash and Cash Equivalents, End of Period	$379.1	$145.3
Cash and Cash Equivalents of Discontinued Operations, End of Period	—	7.5
Cash and Cash Equivalents of Continuing Operations, End of Period	$379.1	$137.8
Supplemental Disclosure of Cash Flow Information:
Cash Paid for:
Income Taxes, Net of Refunds	$40.3	$43.1
Interest	$26.8	$22.6

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation Consolidated Statements of Shareholders’ Equity (Deficit) (Unaudited)

			For the Six Months Ended June 30, 2016 and 2015
					(Amounts in millions)
	Common Stock ($0.01 Par Value)	Capital Surplus	Retained Earnings	Treasury Stock	Cumulative Translation Adjustment	Pension Liability Adjustment	Total Dun & Bradstreet Shareholders’ Equity (Deficit)	Noncontrolling Interest	Total Equity (Deficit)
Balance, December 31, 2014	$0.8	$279.3	$2,831.1	$(3,392.4)	$(233.4)	$(688.7)	$(1,203.3)	$8.7	$(1,194.6)
Net Income	—	—	33.1	—	—	—	33.1	2.2	35.3
Payment to Noncontrolling Interest	—	—	—	—	—	—	—	(0.1)	(0.1)
Equity-Based Plans	—	4.9	—	11.2	—	—	16.1	—	16.1
Pension Adjustments, net of tax expense of $7.2	—	—	—	—	—	13.1	13.1	—	13.1
Dividend Declared	—	—	(33.6)	—	—	—	(33.6)	—	(33.6)
Change in Cumulative Translation Adjustment	—	—	—	—	(53.7)	—	(53.7)	(0.4)	(54.1)
Balance, June 30, 2015	$0.8	$284.2	$2,830.6	$(3,381.2)	$(287.1)	$(675.6)	$(1,228.3)	$10.4	$(1,217.9)

Balance, December 31, 2015	$0.8	$292.2	$2,932.8	$(3,377.1)	$(291.7)	$(673.8)	$(1,116.8)	$11.5	$(1,105.3)
Net Income	—	—	48.8	—	—	—	48.8	1.8	50.6
Payment to Noncontrolling Interest	—	—	—	—	—	—	—	(0.2)	(0.2)
Equity-Based Plans	—	4.4	—	9.4	—	—	13.8	—	13.8
Pension Adjustments, net of tax expense of $6.2	—	—	—	—	—	11.6	11.6	—	11.6
Dividend Declared	—	—	(35.1)	—	—	—	(35.1)	—	(35.1)
Change in Cumulative Translation Adjustment	—	—	—	—	(12.3)	—	(12.3)	—	(12.3)
Balance, June 30, 2016	$0.8	$296.6	$2,946.5	$(3,367.7)	$(304.0)	$(662.2)	$(1,090.0)	$13.1	$(1,076.9)

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
The prior period consolidated balance sheet was adjusted associated with the adoption of Accounting Standards Update (“ASU”) No. 2015-03 “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” in the first quarter of 2016. The impact was $6.2 million and $7.1 million at June 30, 2016 and December 31, 2015, respectively. See Note 2 and Note 4 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for further detail.
Where appropriate, we have reclassified certain prior year amounts to conform to the current year presentation.

Note 2 --	Recent Accounting Pronouncements
We consider the applicability and impact of all ASUs. The ASUs not listed below were assessed and determined to be either not applicable or are expected to have an immaterial impact on our consolidated financial position and/or results of operations.
Recently Adopted Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-17 “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” This standard requires entities to present deferred tax assets and deferred tax liabilities to be classified as noncurrent in the balance sheet. The standard is effective for fiscal years and the interim periods within those fiscal years beginning after December 15, 2016. The guidance can be applied either prospectively or retrospectively. In the period that the ASU is adopted, an entity will need to disclose the nature of and the reason for the change in accounting principle. If the new guidance is applied prospectively, the entity should disclose that prior balance sheets were not retrospectively adjusted. If the new guidance is applied retrospectively, the entity will need to disclose the quantitative effects of the change on the prior balance sheets presented. Early adoption was permitted. We adopted this standard in the first quarter of 2016 on a prospective basis. The impact to the prior periods is immaterial, and as a result, the prior period consolidated balance sheet was not retrospectively adjusted.

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
Recently Issued Accounting Pronouncements
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The standard changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. Entities will have to disclose significantly more information, including information they use to track credit quality by year of origination for most financing receivables. The standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. The guidance requires entities to apply the amendments through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). For certain assets (such as debt securities for which an other-than-temporary impairment has been recognized before the effective date), a prospective transition approach is required. We do not expect that the adoption of this authoritative guidance will have a material impact on our consolidated financial statements.
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
In March 2016, the FASB issued ASU No. 2016-08 “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net).” This guidance amends the principal versus agent guidance in the new revenue standard. The amendments retain the guidance that the principal in an arrangement controls a good or service before it is transferred to a customer. The amendments clarify how an entity should identify the unit of accounting for principal versus agent evaluation and how it should apply the control principle to certain types of arrangements, such as service transactions. The amendments also reframe the indicators to focus on evidence that an entity is acting as a principal rather than an agent, revise examples in the new standard and add new examples.
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
In May 2016, the FASB issued ASU No. 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of Securities and Exchange Commission (“SEC”) Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting (SEC Update)” which rescinds certain SEC guidance from the FASB Accounting Standards Codification in response to announcements made by the SEC staff at the EITF’s March 3, 2016, meeting.
In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,” which amends certain aspects of ASU No. 2014-09 such as assessing collectibility, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition.
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
Three Months Ended June 30, 2016 vs. Three Months Ended June 30, 2015
During the three months ended June 30, 2016, we recorded a $5.9 million restructuring charge. This charge is comprised of:

•
Severance and termination costs of $5.9 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 90 employees were impacted. Of these 90 employees, approximately 65 employees exited the Company by the end of the second quarter of 2016, with the remaining primarily to exit by the end of the third quarter of 2016. The cash payments for these employees will be substantially completed by the end of the first quarter of 2017.

During the three months ended June 30, 2015, we recorded a $4.8 million restructuring charge. This charge is comprised of:

•
Severance and termination costs of $4.8 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 50 employees were impacted. Of these 50 employees, approximately 40 employees exited the Company by the end of the second quarter of 2015, with the remaining primarily having exited by the end of the third quarter of 2015. The cash payments for these employees were substantially completed by the end of the first quarter of 2016.

Six Months Ended June 30, 2016 vs. Six Months Ended June 30, 2015
During the six months ended June 30, 2016, we recorded a $15.6 million restructuring charge. This charge is comprised of:

•
Severance and termination costs of $15.6 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 255 employees were impacted. Of these 255 employees, approximately 210 employees exited the Company by the end of the first half of 2016, with the remaining primarily to exit by the end of the third quarter of 2016. The cash payments for these employees will be substantially completed by the end of the first quarter of 2017.

During the six months ended June 30, 2015, we recorded a $9.6 million restructuring charge. The significant components of this charge included:

•
Severance and termination costs of $9.5 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 135 employees were impacted. Of these 135 employees, approximately 125 employees exited the Company by the end of the first half of 2015, with the remaining primarily having exited by the end of the third quarter of 2015. The cash payments for these employees were substantially completed by the end of the first quarter of 2016; and

•	Contract termination, lease term obligations and other exit costs including those to consolidate or close facilities of $0.1 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

The following tables set forth, in accordance with ASC 712-10 and/or ASC 420-10, the restructuring reserves and utilization:

	Severance and Termination	Contract Termination, Lease Termination Obligations and Other Exit Costs	Total
Restructuring Charges:
Balance Remaining as of December 31, 2015	$18.6	$2.3	$20.9
Charge Taken during First Quarter 2016	9.7	—	9.7
Payments during First Quarter 2016	(10.1)	(0.3)	(10.4)
Balance Remaining as of March 31, 2016	$18.2	$2.0	$20.2
Charge Taken during the Second Quarter 2016	5.9	—	5.9
Payments during Second Quarter 2016	(10.0)	(0.4)	(10.4)
Balance Remaining as of June 30, 2016	$14.1	$1.6	$15.7

	Severance and Termination	Contract Termination, Lease Termination Obligations and Other Exit Costs	Total
Restructuring Charges:
Balance Remaining as of December 31, 2014	$8.1	$1.8	$9.9
Charge Taken during First Quarter 2015	4.7	0.1	4.8
Payments during First Quarter 2015	(2.5)	(0.3)	(2.8)
Balance Remaining as of March 31, 2015	$10.3	$1.6	$11.9
Charge Taken during Second Quarter 2015	4.8	—	4.8
Payments during Second Quarter 2015	(5.3)	(0.3)	(5.6)
Balance Remaining as of June 30, 2015	$9.8	$1.3	$11.1

Note 4 --	Notes Payable and Indebtedness
Our borrowings are summarized in the following table:

		June 30, 2016		December 31, 2015
	Maturity	Principal Amount	Carrying Value	Principal Amount	Carrying Value

Debt Maturing Within One Year:
Term Loan Facility		$20.0	$20.0	$20.0	$20.0
Total Short-Term Debt		$20.0	$20.0	$20.0	$20.0

Debt Maturing After One Year:
3.25% senior notes issued in December 2012 (1) (4) (5)	December 1, 2017	$450.0	$449.0	$450.0	$448.7
4.375% senior notes issued in December 2012 (2) (4) (5)	December 1, 2022	300.0	296.6	300.0	296.3
4.00% senior notes issued in June 2015 (3) (4) (6)	June 15, 2020	300.0	296.9	300.0	296.5
Term Loan Facility (7)	November 13, 2020	365.0	363.5	375.0	373.3
Revolving Credit Facility	July 23, 2019	309.6	309.6	382.2	382.2
Commercial Paper Program		—	—	—	—
Total Long-Term Debt		$1,724.6	$1,715.6	$1,807.2	$1,797.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

(1) The notes were issued at a discount of less than $0.1 million with a remaining balance of less than $0.1 million at June 30, 2016. In connection with the issuance, we incurred underwriting and other fees of approximately $3.4 million, with a remaining balance of $1.0 million as of June 30, 2016.

(2)
The notes were issued at a discount of $2.9 million with a remaining balance of $1.9 million at June 30, 2016. In connection with the issuance, we incurred underwriting and other fees of approximately $2.5 million, with a remaining balance of $1.5 million as of June 30, 2016.

(3) The notes were issued at a discount of $1.2 million with a remaining balance of $0.9 million at June 30, 2016. In connection with the issuance, we incurred underwriting and other fees of approximately $2.9 million, with a remaining balance of $2.2 million as of June 30, 2016.
(4) The notes contain certain covenants that limit our ability to create liens, enter into sale and leaseback transactions and consolidate, merge or sell assets to another entity. We were in compliance with these non-financial covenants at June 30, 2016 and December 31, 2015. The notes do not contain any financial covenants.
(5) The interest rates are subject to upward adjustment if our debt ratings decline three levels below the Standard & Poor’s® and/or Fitch® BBB+ credit ratings that we held on the date of issuance. After a rate adjustment, if our debt ratings are subsequently upgraded, the adjustment(s) would reverse. The maximum adjustment is 2.00% above the initial interest rates and the rates cannot adjust below the initial interest rates. As of June 30, 2016, no such adjustments to the interest rates were required.
(6) The interest rates are subject to an adjustment if our debt ratings decline one level below the Standard & Poor’s BBB- credit rating and/or two levels below the Fitch BBB credit rating that we held on the date of issuance. After a rate adjustment, if our debt ratings are subsequently upgraded, the adjustment(s) would reverse. The maximum adjustment is 2.00% above the initial interest rate and the rate cannot adjust below the initial interest rate. As of June 30, 2016, no such adjustments to the interest rate were required.

(7)	In connection with the placement of the term loan facility, we incurred $1.9 million in structuring and other fees, with a remaining balance of $1.5 million as of June 30, 2016.

In the first quarter of 2016, we adopted ASU No. 2015-03 “Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” As required, the guidance was applied retrospectively to all prior periods. Accordingly, we have reclassified balances related to debt issuance costs from “Other Non-Current Assets” to “Long Term Debt” for all prior periods. Debt issuance costs are presented as a direct deduction from the carrying amount of the related debt liability. The impact to our consolidated balance sheet was $6.2 million and $7.1 million at June 30, 2016 and December 31, 2015, respectively.
Term Loan Facility

On May 14, 2015, we entered into a delayed draw unsecured term loan facility which provided for borrowings in the form of up to two drawdowns in an aggregate principal amount of up to $400 million at any time up to and including November 15, 2015 (the “term loan facility”). The term loan facility matures five years from the date of the initial drawdown. Proceeds under the term loan facility were designated to be used for general corporate purposes including the refinancing of the 2.875% senior notes that matured in November 2015 and the repayment of borrowings outstanding under the $1 billion revolving credit facility. Borrowings under the term loan facility bear interest at a rate of LIBOR plus a spread of 137.5 basis points. Our initial draw down under the term loan facility in the amount of $400 million was made in November 2015, establishing a facility maturity of November 2020. We also committed to repay the borrowings in prescribed installments over the five year period. Repayments expected to be made within one year are classified as “Short-Term Debt” and the remaining outstanding balance is classified as “Long-Term Debt.” The weighted average interest rates associated with the outstanding balances as of June 30, 2016 and December 31, 2015 were 1.83% and 1.73%, respectively.
The term loan facility requires the maintenance of interest coverage and total debt to Earnings Before Income Taxes, Depreciation and Amortization (“EBITDA”) ratios, which are defined in the term loan facility credit agreement and which are generally identical to those contained in the $1 billion revolving credit facility. We were in compliance with the term loan facility financial and non-financial covenants at June 30, 2016 and December 31, 2015.
Revolving Credit Facility and Commercial Paper Program

We currently have a $1 billion revolving credit facility maturing in July 2019. Borrowings under the $1 billion revolving credit facility bear interest at a rate of LIBOR plus a spread of 110.0 basis points. The revolving credit facility requires the maintenance of interest coverage and total debt to EBITDA ratios which are defined in the $1 billion revolving credit facility

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

credit agreement. We were in compliance with the $1 billion revolving credit facility financial and non-financial covenants at June 30, 2016 and December 31, 2015.
In accordance with ASC 470, “Debt,” a short-term obligation that will be refinanced with successive short-term obligations may be classified as non-current as long as the cumulative period covered by the financing agreement is uninterrupted and extends beyond one year.  Accordingly, the outstanding balances under the revolving credit facility were classified as “Long-Term Debt” as of June 30, 2016 and December 31, 2015, respectively. The weighted average interest rates associated with the outstanding balances as of June 30, 2016 and December 31, 2015 were 1.78% and 1.51%, respectively.

We borrowed under this facility from time to time during the six months ended June 30, 2016 and the year ended December 31, 2015 to supplement the timing of receipts in order to fund our working capital. We also borrowed under this facility during the year ended December 31, 2015 to fund the acquisition of NetProspex and a portion of the consideration for Dun & Bradstreet Credibility Corp (“DBCC”). This facility also supports our commercial paper program. Under this program, we may issue from time to time unsecured promissory notes in the commercial paper market in private placements exempt from registration under the Securities Act of 1933, as amended, for a cumulative face amount not to exceed $800 million outstanding at any one time and with maturities not exceeding 364 days from the date of issuance. Outstanding commercial paper would effectively reduce the amount available for borrowing under our $1 billion revolving credit facility. We did not borrow under our commercial paper program during the six months ended June 30, 2016 or during the year ended December 31, 2015.
Other
At June 30, 2016 and December 31, 2015, we were contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties totaling $2.7 million and $2.6 million, respectively.
Interest paid for all outstanding debt totaled $26.8 million and $22.6 million during the six months ended June 30, 2016 and 2015, respectively.

Note 5 --	Earnings Per Share
We assess if any of our share-based payment transactions are deemed participating securities prior to vesting and therefore need to be included in the earnings allocation when computing Earnings Per Share (“EPS”) under the two-class method. The two-class method requires earnings to be allocated between common shareholders and holders of participating securities. All outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be a separate class of common stock and should be included in the calculation of basic and diluted EPS. Based on a review of our stock-based awards, we have determined that for the three month and six month periods ended June 30, 2016 and 2015, none of our stock-based awards were deemed to be participating securities.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Income from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders – Basic and Diluted	$18.8	$29.6	$48.8	$69.1
Loss from Discontinued Operations – Net of Income Taxes	—	(37.5)	—	(36.0)
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders – Basic and Diluted	$18.8	$(7.9)	$48.8	$33.1
Weighted Average Number of Shares Outstanding – Basic	36.3	36.1	36.2	36.0
Dilutive Effect of Our Stock Incentive Plans	0.3	0.3	0.3	0.4
Weighted Average Number of Shares Outstanding – Diluted	36.6	36.4	36.5	36.4
Basic Earnings (Loss) Per Share of Common Stock:
Income from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$0.52	$0.82	$1.35	$1.92
Loss from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	—	(1.04)	—	(1.00)
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders	$0.52	$(0.22)	$1.35	$0.92
Diluted Earnings (Loss) Per Share of Common Stock:
Income from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$0.51	$0.81	$1.34	$1.90
Loss from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	—	(1.03)	—	(0.99)
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders	$0.51	$(0.22)	$1.34	$0.91
Stock-based awards (including contingently issuable shares) to acquire 23,721 shares and 37,372 shares of common stock were outstanding at the three month and six month periods ended June 30, 2016, respectively, as compared to 77,847 and 75,714 shares of common stock that were outstanding at the three month and six month periods ended June 30, 2015, respectively, but were not included in the computation of diluted earnings per share because the assumed proceeds, as calculated under the treasury stock method, resulted in these awards being anti-dilutive. Our options generally expire ten years from the grant date and our stock awards vest generally within three to five years from the grant date.
No shares were repurchased during the three month and six month periods ended June 30, 2016 and 2015. We currently have in place a $100 million share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and Employee Stock Purchase Program, and to be used for discretionary share repurchases from time to time. This program was approved by our Board of Directors in August 2014 and will remain open until it has been fully utilized. There is currently no definitive timeline under which the program will be completed. As of June 30, 2016, we have not yet commenced repurchasing under this program.

Note 6 -- Other Accrued and Current Liabilities

	June 30, 2016	December 31, 2015
Restructuring Accruals	$15.7	$20.9
Professional Fees (1)	34.7	29.1
Operating Expenses	42.1	45.0
Other Accrued Liabilities (2)	50.0	27.6
	$142.5	$122.6

(1)	The increase in professional fees from December 31, 2015 to June 30, 2016 was primarily related to technology spending as a result of our strategic investments.

(2)
The increase in other accrued liabilities from December 31, 2015 to June 30, 2016 was primarily related to the accrual for legal matters of $28 million recorded in the second quarter of 2016, partially offset by a payment of the DBCC contingent consideration liability in the second quarter of 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

Note 7 -- Contingencies
We are involved in legal proceedings, claims and litigation arising in the ordinary course of business for which we believe that we have adequate reserves, and such reserves are not material to the consolidated financial statements. We record a liability when management believes that it is both probable that a liability has been incurred and we can reasonably estimate the amount of the loss. For such matters where management believes a liability is not probable but is reasonably possible, a liability is not recorded; instead, an estimate of loss or range of loss, if material individually or in the aggregate, is disclosed if reasonably estimable, or a statement will be made that an estimate of loss cannot be made. Once we have disclosed a matter that we believe is or could be material to us, we continue to report on such matter until there is finality of outcome or until we determine that disclosure is no longer warranted. Further, other than specifically stated below to the contrary, we believe our estimate of the aggregate range of reasonably possible losses, in excess of established reserves, for our legal proceedings was not material at June 30, 2016. In addition, from time to time, we may be involved in additional matters, which could become material and for which we may also establish reserve amounts, as discussed below. In accordance with ASC 450, “Contingencies,” or “ASC 450,” during the three months ended June 30, 2016, we accrued approximately $28 million with respect to the matters set forth below.
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
During the three month and six month periods ended June 30, 2016, we incurred $0.6 million and $1.2 million, respectively, of legal and other professional fees related to matters in China as compared to $0.8 million and $1.2 million of legal and other professional fees related to matters in China for the three month and six month periods ended June 30, 2015, respectively.
As our investigation and our discussions with both the SEC and DOJ are ongoing, we cannot yet predict the ultimate outcome of the matter or its ultimate impact on our business, financial condition or results of operations. Based on our discussions with the SEC and DOJ, including indications from the SEC of its estimate of the amount of net benefit potentially earned by the Company as a result of the challenged activities, we continue to believe that it is probable that the Company will incur a loss related to the government’s investigation. The DOJ also advised the Company in February 2015 that they will be proposing terms of a potential settlement, but we are unable to predict the timing or terms of any such proposal. We continue to have follow-up meetings with the SEC and DOJ, most recently meeting with the SEC in June 2016 and with the DOJ in July 2016, and the parties are still discussing the evidence and other factors to help bring this matter to resolution. In our June 2016 meetings with the SEC, the SEC provided us with its current net benefit calculations, but has not indicated whether it will impose additional penalties. In accordance with ASC 450, an amount in respect of this matter has been accrued in the consolidated financial statements as of June 30, 2016. We are still in discussions with the DOJ to determine what range of penalties the DOJ might propose. Accordingly, we remain unable at this time to reasonably estimate the final amount or ultimate range of any loss, although it is possible that the amount of such additional loss could be material.
Dun & Bradstreet Credibility Corp. Class Action Litigations
In May 2015, the Company acquired the parent company of DBCC pursuant to a merger transaction and, as a result, assumed all of DBCC’s obligations in the class action litigation matters described below. As described in Note 13 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, a part of the merger consideration was placed in escrow to indemnify the Company against a portion of the losses, if any, arising out of such class action litigation matters, subject to a cap and other conditions. In June 2016, we agreed to release the escrows after the Company was indemnified for $2.0 million out of such escrow accounts.

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
On September 16, 2015, plaintiff filed reply briefs in support of the motions for class certification. At the request of the parties, on October 30, 2015, the Court entered an order striking plaintiff’s class certification motions without prejudice and striking all upcoming deadlines while the parties negotiated a written settlement agreement. On February 11, 2016, the parties entered into a written settlement term sheet, and on May 16, 2016, the parties executed a settlement agreement, which is subject to Court approval. On May 17, 2016, plaintiff filed an Unopposed Motion for Preliminary Approval of the Class Action Settlement.
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
On March 4, 2014, in response to a direction from the Ohio court, Die-Mension withdrew its original complaint and filed an amended complaint. The amended complaint contains the same substantive allegations as the original complaint, but limits the purported class to small businesses in Ohio that purchased the CreditBuilder product. On March 12, 2014, DBCC agreed to waive service of the amended complaint and on March 13, 2014, the Company agreed to waive service. On May 5, 2014, the Company and DBCC filed a Joint Motion to Transfer the litigation to the Western District of Washington. On June 9, 2014, the Ohio court issued an order granting the Defendants’ Joint Motion to Transfer. On June 22, 2014, the case was transferred to the Western District of Washington. Pursuant to an order entered on December 17, 2014 by the Washington court, this case was coordinated for pre-trial discovery purposes with related cases transferred to the Western District of Washington. On January 6, 2015, the Court entered a stipulation and order setting forth the case management schedule. On

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

January 15, 2015, Defendants filed motions to dismiss the amended complaint. In response, Die-Mension filed a second amended complaint on March 13, 2015. On April 3, 2015, Defendants filed motions to dismiss the second amended complaint, and on May 22, 2015, Die-Mension filed its oppositions to the motions. Defendants filed reply briefs on June 12, 2015. On July 17, 2015, Die-Mension filed motions for class certification against the Company and DBCC. On September 9, 2015, the Washington court entered an order denying the Company’s motion to dismiss, and on September 10, 2015, it entered an order granting DBCC’s motion to dismiss without prejudice. At the request of the parties, on October 30, 2015, the Court entered an order striking plaintiff’s class certification motions without prejudice and striking all upcoming deadlines while the parties negotiated a written settlement agreement. On February 11, 2016, the parties entered into a written settlement term sheet, and on May 16, 2016, the parties executed a settlement agreement, which is subject to Court approval. On May 17, 2016, plaintiff filed an Unopposed Motion for Preliminary Approval of the Class Action Settlement.
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
On March 31, 2014, the Company agreed to waive service of the complaint and on April 2, 2014, DBCC agreed to waive service. On June 13, 2014, the Company and DBCC filed a Joint Unopposed Motion to Transfer the litigation to the Western District of Washington. On July 2, 2014, the California court granted the Defendants’ Joint Motion to Transfer, and on July 8, 2014, the case was transferred to the Western District of Washington. Pursuant to an order entered on December 17, 2014 by the Washington court, this case was coordinated for pre-trial discovery purposes with related cases transferred to the Western District of Washington. On January 6, 2015, the Court entered a stipulation and order setting forth the case management schedule. On January 15, 2015, Defendants filed motions to dismiss the complaint. In response, plaintiffs filed an amended complaint on March 13, 2015. On April 3, 2015, Defendants filed motions to dismiss the amended complaint, and on May 22, 2015, plaintiffs filed their oppositions to the motions. Defendants filed reply briefs on June 12, 2015. On July 17, 2015, Plaintiffs filed motions for class certification against the Company and DBCC. On September 9, 2015, the Washington court entered an order denying the Company’s motion to dismiss. At the request of the parties, on October 30, 2015, the Court entered an order striking plaintiff’s class certification motions and DBCC’s motion to dismiss without prejudice and striking all upcoming deadlines while the parties negotiated a written settlement agreement. On February 11, 2016, the parties entered into a written settlement term sheet, and on May 16, 2016, the parties executed a settlement agreement, which is subject to Court approval. On May 17, 2016, plaintiff filed an Unopposed Motion for Preliminary Approval of the Class Action Settlement.
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
On June 18, 2014, DBCC agreed to waive service of the complaint and on June 26, 2014, the Company agreed to waive service of the complaint. On August 4, 2014, the Company and DBCC filed a Joint Unopposed Motion to Transfer the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

litigation to the Western District of Washington. On September 8, 2014, the North Carolina court granted the motion to transfer, and on September 9, 2014, the case was transferred to the Western District of Washington. Pursuant to an order entered on December 17, 2014 by the Washington court, this case was coordinated for pre-trial discovery purposes with related cases transferred to the Western District of Washington. On January 6, 2015, the Court entered a stipulation and order setting forth the case management schedule. On January 15, 2015, Defendants filed motions to dismiss the complaint. In response, Flow Sciences filed an amended complaint on March 13, 2015. On April 3, 2015, Defendants filed motions to dismiss the amended complaint, and on May 22, 2015, Flow Science filed its oppositions to the motions. Defendants filed reply briefs on June 12, 2015. On July 17, 2015, Flow Sciences filed motions for class certification against the Company and DBCC. On September 9, 2015, the Washington court entered an order denying the Company’s motion to dismiss and on October 19, 2015, it entered an order denying DBCC’s motion to dismiss. At the request of the parties, on October 30, 2015, the Court entered an order striking plaintiff’s class certification motions without prejudice and striking all upcoming deadlines while the parties negotiated a written settlement agreement. On February 11, 2016, the parties entered into a written settlement term sheet, and on May 16, 2016, the parties executed a settlement agreement, which is subject to Court approval. On May 17, 2016, plaintiff filed an Unopposed Motion for Preliminary Approval of the Class Action Settlement.
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
On June 26, 2014, the Company agreed to waive service of the complaint, and on July 2, 2014, DBCC agreed to waive service. On July 29, 2014, the Company and DBCC filed a Joint Unopposed Motion to Transfer the litigation to the Western District of Washington. On July 31, 2014, the New Jersey court granted the Defendants’ Joint Motion to Transfer, and the case was transferred to the Western District of Washington on August 20, 2014. Pursuant to an order entered on December 17, 2014 by the Washington court, this case was coordinated for pre-trial discovery purposes with related cases transferred to the Western District of Washington. On January 6, 2015, the Court entered a stipulation and order setting forth the case management schedule. On January 15, 2015, Defendants filed motions to dismiss the complaint. In response, Altaflo filed an amended complaint on March 13, 2015. On April 3, 2015, Defendants filed motions to dismiss the amended complaint, and on May 22, 2015, Altaflo filed its oppositions to the motions. Defendants filed reply briefs on June 12, 2015. On July 17, 2015, Altaflo filed motions for class certification against the Company and DBCC. On September 9, 2015, the Washington court entered an order denying the Company’s motion to dismiss, and on October 19, 2015, it entered an order granting DBCC’s motion to dismiss without prejudice. At the request of the parties, on October 30, 2015, the Court entered an order striking plaintiff’s class certification motions without prejudice and striking all upcoming deadlines while the parties negotiated a written settlement agreement. On February 11, 2016, the parties entered into a written settlement term sheet, and on May 16, 2016, the parties executed a settlement agreement, which is subject to Court approval. On May 17, 2016, plaintiff filed an Unopposed Motion for Preliminary Approval of the Class Action Settlement.
Our ultimate liability related to this matter is contingent upon our insurance coverage and we do not expect the impact will be material to our financial results (see further discussion of Sentry matter below).
Sentry Insurance, a Mutual Company v. The Dun & Bradstreet Corporation and Dun & Bradstreet, Inc., No. 2:15-cv-01952 (SRC) (D.N.J.)
On March 17, 2015, Sentry Insurance filed a Declaratory Judgment Action in the United States District Court for the District of New Jersey against The Dun & Bradstreet Corporation and Dun & Bradstreet, Inc. (collectively, the “Company”). The Complaint seeks a judicial declaration that Sentry, which issued a General Commercial Liability insurance policy (the “CGL Policy”), to the Company, does not have a duty under the CGL Policy to provide the Company with a defense or indemnification in connection with five putative class action complaints (the “Class Actions”) filed against the Company and DBCC. Against the Company, the Class Actions complaints allege negligence, defamation and violations of state laws prohibiting unfair and deceptive practices in connection with DBCC’s marketing and sale of credit monitoring products. Sentry’s Complaint alleges that the Company is not entitled to a defense or indemnification for any losses it sustains in the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

Class Actions because the underlying claims in the Class Actions fall within various exceptions in the CGL policy, including exclusions for claims: (i) that arise from Dun and Bradstreet’s provision of “professional services”; (ii) that are based on intentional or fraudulent acts; and (iii) that are based on conduct that took place prior to the beginning of the CGL Policy periods. We do not believe the exclusions are applicable under governing law interpreting similar provisions. On March 26, 2015, Sentry filed and served an Amended Complaint which added several exhibits but did not otherwise materially differ from the original Complaint. The Company filed an Answer to the Amended Complaint on April 16, 2015 and also asserted counterclaims. A preliminary conference with the Court was held on July 28, 2015 and the parties subsequently served their respective document demands and interrogatories, although no documents have been exchanged yet. In addition, the parties have held informal discussions regarding a possible resolution including the possibility of mediating the dispute. The litigation was temporarily stayed to accommodate the parties’ efforts to resolve the dispute amicably, but the stay has expired. The parties have been unable to settle the matter. On June 30, 2016, the Company filed a motion to join National Union Fire Insurance Company of Pittsburgh as an additional party due to National Union’s separate obligations under an errors & omissions policy to indemnify the Company for its losses in the Class Actions. The motion to join National Union is awaiting a decision, and a discovery conference with the Court has been scheduled for September 1, 2016. The Company and National Union are discussing entering into an Interim Funding Agreement, under which National Union would fund the Company's share of the settlement amount in the Class Actions (less the policy's retention), with both the Company and National Union continuing to reserve their respective rights. The Company is continuing to investigate the allegations, and discovery in this action is still in the very early stages. In accordance with ASC 450 Contingencies, we therefore do not have sufficient information upon which to determine that a loss in connection with this matter is probable, reasonably possible or estimable, and thus no reserve has been established nor has a range of loss been disclosed.
Jeffrey A. Thomas v. Dun & Bradstreet Credibility Corp., No. 2:15 cv 03194-BRO-GJS (C.D. Cal.)
On April 28, 2015, Jeffrey A. Thomas (“Plaintiff”) filed suit against DBCC in the United States District Court for the Central District of California. The complaint alleges that DBCC violated the Telephone Consumer Protection Act (“TCPA”) (47 U.S.C. § 227) because it placed telephone calls to Plaintiff’s cell phone using an automatic telephone dialing system (“ATDS”). The TCPA generally prohibits the use of an ATDS to place a call to a cell phone for non-emergency purposes and without the prior express written consent of the called party.  The TCPA provides for statutory damages of $500 per violation, which may be trebled to $1,500 per violation at the discretion of the court if the plaintiff proves the defendant willfully violated the TCPA. Plaintiff seeks to represent a class of similarly situated individuals who received calls on their cell phones from an ATDS. DBCC was served with a copy of the summons and complaint on April 30, 2015. On May 22, 2015, the Company made a statutory offer of judgment. Plaintiff did not respond to the offer. DBCC filed a motion to dismiss the complaint on June 12, 2015, which the Court denied on August 5, 2015. DBCC filed an Answer and asserted its Affirmative Defenses on November 12, 2015. Discovery commenced and the Court issued a schedule for amended pleadings, discovery, the filing of any class certification motion and trial.
During the discovery period, the parties agreed to attempt to settle the dispute through mediation. On June 2, 2016 the parties conducted one day of mediation, and shortly after the mediation, the parties reached an agreement to settle the dispute on a class-wide basis. The parties are in the process of drafting a written settlement agreement and all attendant documents. The parties informed the Court of their agreement, and on June 22, 2016 the Court entered an Order requiring the parties to file a motion for preliminary approval of the proposed settlement, together with all accompanying documents, on or before August 4, 2016, or otherwise provide the Court with a Joint Status Report with an update on the settlement. In the same Order the Court vacated all previously scheduled dates and deadlines.
In accordance with ASC 450 Contingencies, a reserve has been accrued by the Company for this matter in the consolidated financial statements as of June 30, 2016.
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

Note 8 -- Income Taxes
For the three months ended June 30, 2016, our effective tax rate was 42.9% as compared to 34.6% for the three months ended June 30, 2015. The increase in the effective tax rate in 2016 is primarily attributable to a higher non-deductible expense in the second quarter of 2016 related to the legal reserve associated with the ongoing SEC and DOJ investigation of our China operations (See Note 7 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q).  The effective tax rate for the second quarter of 2015 was negatively impacted by non-deductible transaction costs incurred that were associated with the acquisition of DBCC. For the three months ended June 30, 2016, there are no other known changes in our effective tax rate that either have had or that we reasonably expect may have a material impact on our future performance.
For the six months ended June 30, 2016, our effective tax rate was 34.0% as compared to 32.6% for the six months ended June 30, 2015. The increase in the effective tax rate in 2016 is primarily attributable to a higher non-deductible expense in the second quarter of 2016 related to the legal reserve associated with the ongoing SEC and DOJ investigation of our China operations, partially offset by the impact of the adjustment to the net deferred tax liability related to the net operating loss carryforwards associated with our NetProspex acquisition in 2015. The effective tax rate for the six months ended June 30, 2015 was negatively impacted by non-deductible transaction costs incurred that were associated with the acquisition of NetProspex and DBCC. For the six months ended June 30, 2016, there are no known changes in our effective tax rate that either have had or that we reasonably expect may have a material impact on our future performance.
The total amount of gross unrecognized tax benefits as of June 30, 2016 was $12.5 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $11.8 million, net of related tax benefits. We anticipate that it is reasonably possible that total unrecognized tax benefits will decrease by approximately $7 million within the next twelve months as a result of the expiration of applicable statutes of limitation and audit settlements.
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
We recognize accrued interest expense related to unrecognized tax benefits in income tax expense. The total amount of interest expense recognized for the three month and six month periods ended June 30, 2016 was $0.1 million and $0.2 million, respectively, net of tax benefits, as compared to $0.2 million and $0.3 million, net of tax benefits, for the three month and six month periods ended June 30, 2015, respectively. The total amount of accrued interest as of June 30, 2016 was $0.7 million, net of tax benefits, as compared to $3.2 million, net of tax benefits, as of June 30, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

Note 9 -- Pension and Postretirement Benefits
The following table sets forth the components of the net periodic cost (income) associated with our pension plans and our postretirement benefit obligations:

	Pension Plans				Postretirement Benefit Obligations
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015	2016	2015	2016	2015
Components of Net Periodic Cost (Income):
Service Cost	$0.8	$1.0	$1.5	$2.0	$0.2	$0.2	$0.4	$0.4
Interest Cost	14.6	18.3	29.8	36.7	0.1	0.2	0.2	0.3
Expected Return on Plan Assets	(24.3)	(25.6)	(48.6)	(51.3)	—	—	—	—
Amortization of Prior Service Cost (Credit)	—	0.1	0.1	0.2	(0.4)	(0.1)	(0.8)	(0.3)
Recognized Actuarial Loss (Gain)	9.6	10.7	19.3	21.4	(0.4)	(0.6)	(0.8)	(1.0)
Net Periodic Cost (Income)	$0.7	$4.5	$2.1	$9.0	$(0.5)	$(0.3)	$(1.0)	$(0.6)
Effective January 1, 2016, we changed the approach used to measure service and interest cost components of net periodic benefit costs for our pension and postretirement benefit plans. Previously, we measured service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the plan obligations. For 2016, we elected to measure service and interest costs by applying the specific spot rates along that yield curve to the plans’ liability cash flows (“Spot Rate Approach”). We believe the new approach provides a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows and their corresponding spot rates on the yield curve. This change does not affect the measurement of our plan obligations and it is accounted for as a change in accounting estimate, which is applied prospectively. This change in estimate is expected to reduce our 2016 pension and postretirement net periodic cost by approximately $14 million when compared to the prior estimate of approximately $19 million discussed in our Annual Report on Form 10-K for the year ended December 31, 2015. The reduction in pension and postretirement net periodic cost is primarily driven by the lower interest cost related to the U.S. Qualified Plan. The weighted average discount rate used to develop the 2016 interest and service cost for the U.S. Qualified Plan under the Spot Rate Approach was 3.04%. The weighted average discount rate used to measure the benefit obligation for the U.S. Qualified plan as of December 31, 2015 was 3.89%.
We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 that we expected to contribute approximately $29 million to our U.S. Non-Qualified plans and non-U.S. pension plans and $2 million to our postretirement benefit plan for the year ended December 31, 2016. As of June 30, 2016, we have made contributions to our U.S. Non-Qualified and non-U.S. pension plans of $14.0 million and we have made contributions of $0.9 million to our postretirement benefit plan.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Americas	$329.1	$302.9	$636.1	$583.8
Non-Americas	69.7	72.5	137.7	147.8
Consolidated Total	$398.8	$375.4	$773.8	$731.6
Operating Income (Loss):
Americas	$83.7	$67.2	$153.3	$135.1
Non-Americas	14.2	18.7	27.2	40.6
Total Segments	97.9	85.9	180.5	175.7
Corporate and Other (1)	(51.4)	(27.7)	(80.8)	(52.4)
Consolidated Total	46.5	58.2	99.7	123.3
Non-Operating Income (Expense) - Net (2)	(13.4)	(12.9)	(25.6)	(20.6)
Income Before Provision for Income Taxes and Equity in Net Income of Affiliates	$33.1	$45.3	$74.1	$102.7

(1)	The following table summarizes “Corporate and Other:”

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Corporate Costs	$(18.4)	$(16.2)	$(37.5)	$(32.4)
Restructuring Expense	(5.9)	(4.8)	(15.6)	(9.6)
Acquisition-Related Costs (a)	(0.6)	(5.9)	(0.6)	(9.2)
Accrual for Legal Matters (b)	(26.0)	—	(26.0)	—
Legal and Other Professional Fees and Shut-Down Costs Related to Matters in China	(0.5)	(0.8)	(1.1)	(1.2)
Total Corporate and Other	$(51.4)	$(27.7)	$(80.8)	$(52.4)

(a) The acquisition-related costs (e.g., banker's fees) for the three months and six month periods ended June 30, 2015 were primarily related to the acquisition of NetProspex and DBCC.

(b)
The accrual for legal matters for the three month and six month periods ended June 30, 2016 is related to litigation (Jeffrey A. Thomas v. Dun & Bradstreet Credibility Corp.), net of an indemnification from the DBCC acquisition escrows, and the ongoing SEC and DOJ investigation of our China operations. See Note 7 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

(2)	The following table summarizes “Non-Operating Income (Expense) - Net:”

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Interest Income	$0.5	$0.4	$1.0	$0.8
Interest Expense	(13.4)	(11.8)	(26.9)	(23.2)
Other Income (Expense) - Net (a)	(0.5)	(1.5)	0.3	1.8
Non-Operating Income (Expense) - Net	$(13.4)	$(12.9)	$(25.6)	$(20.6)

(a) The decrease in Other Expense - Net for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015 was primarily due to higher expenses on debt-related costs and other non-recurring items in the prior year period. The decrease in Other Income - Net for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 was primarily due to a decrease in dividend income from our minority-interest investments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

Supplemental Geographic and Customer Solution Set Information:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Customer Solution Set Revenue:
Americas:
Risk Management Solutions	$184.0	$174.4	$361.8	$334.8
Sales & Marketing Solutions	145.1	128.5	274.3	249.0
Total Americas Revenue	329.1	302.9	636.1	583.8

Non-Americas:
Risk Management Solutions	$58.1	$59.2	$114.7	$119.7
Sales & Marketing Solutions	11.6	13.3	23.0	28.1
Total Non-Americas Revenue	69.7	72.5	137.7	147.8

Consolidated Total:
Risk Management Solutions	$242.1	$233.6	$476.5	$454.5
Sales & Marketing Solutions	156.7	141.8	297.3	277.1
Consolidated Total Revenue	$398.8	$375.4	$773.8	$731.6

	At June 30, 2016	At December 31, 2015
Assets:
Americas (3)	$1,327.2	$1,451.3
Non-Americas (4)	660.2	787.1
Total Segments	1,987.4	2,238.4
Corporate and Other (5)	175.5	28.1
Consolidated Total	$2,162.9	$2,266.5
Goodwill:
Americas	$561.2	$562.6
Non-Americas	142.7	141.4
Consolidated Total	$703.9	$704.0

(3)
The decrease in assets in the Americas segment to $1,327.2 million at June 30, 2016 from $1,451.3 million at December 31, 2015 was primarily due to a decrease in accounts receivable resulting from the cyclical sales pattern of our Americas business and a decrease in other intangibles driven by the current year amortization related to the acquisition of DBCC and NetProspex in 2015.

(4)
The decrease in assets in the Non-Americas segment to $660.2 million at June 30, 2016 from $787.1 million at December 31, 2015 was primarily driven by a lower cash balance mainly due to cash remitted in December 2015 from our foreign operations to the U.S. which was used to repay short-term debt, a decrease in accounts receivable resulting from the cyclical sales pattern of our Non-Americas business, and the negative impact of foreign currency translation.

(5)
The increase in assets in Corporate and Other to $175.5 million at June 30, 2016 from $28.1 million at December 31, 2015 was primarily due to a net increase in cash primarily due to the timing of cash remitted from our foreign operations to the U.S.

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
By their nature, all such instruments involve risk, including the credit risk of non-performance by counterparties. However, at June 30, 2016 and December 31, 2015, there was no significant risk of loss in the event of non-performance of the counterparties to these financial instruments. We control our exposure to credit risk through monitoring procedures.
Our trade receivables do not represent a significant concentration of credit risk at June 30, 2016 and December 31, 2015, because we sell to a large number of customers in different geographical locations and industries.
Interest Rate Risk Management
Our objective in managing our exposure to interest rates is to limit the impact of interest rate changes on our earnings, cash flows and financial position, and to lower our overall borrowing costs. To achieve these objectives, we maintain a policy that floating-rate debt be managed within a minimum and maximum range of our total debt exposure. To manage our exposure and limit volatility, we may use fixed-rate debt, floating-rate debt and/or interest rate swaps. We recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. As of June 30, 2016 and December 31, 2015, we did not have any interest rate derivatives outstanding.
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
As of June 30, 2016 and December 31, 2015, the notional amounts of our foreign exchange contracts were $249.4 million and $326.8 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

Fair Values of Derivative Instruments in the Consolidated Balance Sheet

	Asset Derivatives				Liability Derivatives
	June 30, 2016		December 31, 2015		June 30, 2016		December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other Current Assets	$0.8	Other Current Assets	$0.5	Other Accrued & Current Liabilities	$0.4	Other Accrued & Current Liabilities	$0.3
Total derivatives not designated as hedging instruments		$0.8		$0.5		$0.4		$0.3
Total Derivatives		$0.8		$0.5		$0.4		$0.3
Our foreign exchange forward contracts are not designated as hedging instruments under authoritative guidance.
The Effect of Derivative Instruments on the Consolidated Statement of Operations and Comprehensive Income (Loss)

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2016	2015	2016	2015
Foreign exchange forward contracts	Non-Operating Income (Expenses) – Net	$(7.4)	$3.0	$(6.8)	$(6.0)
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value. Level inputs, as defined by authoritative guidance, are as follows:

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
The following table summarizes fair value measurements by level at June 30, 2016 for assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Balance at June 30, 2016
Assets:
Cash Equivalents (1)	$256.8	$—	$—	$256.8
Other Current Assets:
Foreign Exchange Forwards (2)	$—	$0.8	$—	$0.8
Liabilities:
Other Accrued and Current Liabilities:
Foreign Exchange Forwards (2)	$—	$0.4	$—	$0.4
Contingent Consideration (3)	$—	$—	$3.9	$3.9
Other Non-Current Liabilities:
Contingent Consideration (3)	$—	$—	$5.2	$5.2

(1)	Cash equivalents represent fair value as it consists of highly liquid investments with an initial term from the date of purchase by the Company to maturity of three months or less.

(2)	Primarily represents foreign currency forward contracts. Fair value is determined utilizing a market approach and considers a factor for nonperformance in the valuation.

(3)
Relates to our contingent consideration liability associated with the acquisition of DBCC in the second quarter of 2015. There was no change in the fair value related to the contingent consideration liability during the six months ended June 30, 2016. A payment of $6.0 million was made during the six months ended June 30, 2016. Fair value is estimated based on an option-pricing model. See Note 13 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

There were no transfers between Levels 1 and 2 for the six months ended June 30, 2016. There were no transfers in or transfers out of Level 3 in the fair value hierarchy for the six months ended June 30, 2016.

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
At June 30, 2016 and December 31, 2015, the fair value of cash and cash equivalents, accounts receivable, other receivables and accounts payable approximated carrying value due to the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on valuation models using discounted cash flow methodologies with market data inputs from globally recognized data providers and third-party quotes from major financial institutions (categorized as Level II in the fair value hierarchy), are as follows:

	Balance at
	June 30, 2016		December 31, 2015
	Carrying Amount (Asset) Liability	Fair Value (Asset) Liability	Carrying Amount (Asset) Liability	Fair Value (Asset) Liability
Short-term and Long-term Debt	$1,042.5	$1,079.7	$1,041.5	$1,051.3
Revolving Credit Facility	$309.6	$305.9	$382.2	$386.6
Term Loan Facility	$383.5	$385.0	$393.3	$409.7
Items Measured at Fair Value on a Nonrecurring Basis
In addition to assets and liabilities that are recorded at fair value on a recurring basis, we are required to record assets and liabilities at fair value on a nonrecurring basis as required by GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges.
During the three month and six month periods ended June 30, 2016, we did not measure any assets or liabilities at fair value on a nonrecurring basis.
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
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (“AOCI”) as of June 30, 2016 and 2015:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Total
Balance, December 31, 2014	$(233.4)	$(688.7)	$(922.1)
Other Comprehensive Income Before Reclassifications	(53.7)	—	(53.7)
Amounts Reclassified From Accumulated Other Comprehensive Income, net of tax	—	13.1	13.1
Balance, June 30, 2015	$(287.1)	$(675.6)	$(962.7)

Balance, December 31, 2015	$(291.7)	$(673.8)	$(965.5)
Other Comprehensive Income Before Reclassifications	(12.3)	—	(12.3)
Amounts Reclassified From Accumulated Other Comprehensive Income, net of tax	—	11.6	11.6
Balance, June 30, 2016	$(304.0)	$(662.2)	$(966.2)
The following table summarizes the reclassifications out of AOCI as of June 30, 2016 and 2015:

Details About Accumulated Other Comprehensive Income Components	Affected Line Item in the Statement Where Net Income is Presented	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Amount Reclassified from Accumulated Other Comprehensive Income
		Three Months Ended June 30,		Six Months Ended June 30,
		2016	2015	2016	2015
Defined Benefit Pension Plans:
Amortization of Prior Service Costs	Selling and Administrative Expenses	$(0.2)	$—	$(0.4)	$(0.1)
	Operating Expenses	(0.1)	—	(0.2)	—
Amortization of Actuarial Gain/Loss	Selling and Administrative Expenses	6.2	6.3	12.4	13.1
	Operating Expenses	2.9	3.8	6.0	7.3
Total Before Tax		8.8	10.1	17.8	20.3
Tax (Expense) or Benefit		(3.0)	(3.5)	(6.2)	(7.2)
Total After Tax		$5.8	$6.6	$11.6	$13.1

Total Reclassifications for the Period, Net of Tax		$5.8	$6.6	$11.6	$13.1
Note 13 -- Acquisitions
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

The acquisition was accounted for in accordance with ASC 805, “Business Combinations.” The acquisition was accounted for as a purchase transaction, and accordingly, the assets and liabilities of the acquired entity were recorded at their estimated fair values at the date of the acquisition. Total consideration included an initial cash payment of $320.0 million, at the closing of the transaction, and an earnout of up to $30.0 million based on the achievement of sales, EBITDA, operating expense and operating income targets through December 31, 2018. In connection with this potential earnout payment, we recorded total contingent consideration liability of $11.2 million initially, representing the estimated fair value of the contingent consideration we expected to pay. The fair value of the contingent liability was subsequently adjusted to $8.5 million in the third quarter of 2015, as a result of applying the higher risk premium based upon further analysis. As of December 31, 2015, the fair value of the contingent consideration liability was further adjusted to $15.1 million, inclusive of a $6.6 million adjustment that was not considered a measurement-period adjustment in accordance with ASC 805. A payment of $6.0 million was made in the second quarter of 2016 associated with DBCC’s performance in 2015. As of June 30, 2016, the fair value of the contingent liability balance was $9.1 million.
Of the $320.0 million initial cash payment, a part of the merger consideration was placed in escrow to indemnify the Company against a portion of the losses, if any, arising out of certain class action litigation matters and for other customary matters, subject to caps and other conditions. As of the acquisition date, discovery in the cases was ongoing, and the Company was investigating the allegations. We therefore did not have sufficient information upon which to determine that a loss in connection with these litigations was probable, reasonably possible or estimable, and thus no reserve was established nor was a range of loss disclosed. Hence no associated indemnification asset was recognized on the acquisition date. In June 2016, we agreed to release the escrows after the Company was indemnified for $2.0 million out of such escrow accounts. See Note 7 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
As a result of the acquisition, DBCC’s previous claim under its pending legal action against us was discontinued with prejudice. We also effectively terminated other preexisting contractual arrangements with DBCC. We have determined that these preexisting relationships were settled at market value on the acquisition date and therefore no settlement gain or loss was recognized. Transaction costs of $6.9 million were included in operating expenses in the consolidated statement of operations and comprehensive income (loss).
The preliminary fair values of the acquired assets and liabilities were subject to change within the one-year measurement period. We obtained information to determine the fair values of the net assets acquired at the acquisition date during the measurement period. Since the initial valuation reflected in our financial results as of June 30, 2015, we have recorded adjustments to the preliminary valuation of assets and liabilities, resulting in a net decrease of goodwill of $2.7 million in the third quarter of 2015. The reduction of $2.7 million in goodwill reflected an adjustment to the fair value of the contingent consideration liability as noted above. We have also early adopted ASU 2015-16 “Business Combinations (Topic 805)” in the third quarter of 2015. Accordingly, adjustments to the initial purchase price allocation identified during the measurement period were recognized in the reporting period in which the adjustment amounts are determined. During the first quarter of 2016, we recorded a measurement-period adjustment of $2.7 million, resulting in a net decrease of goodwill of $2.7 million. The adjustment was primarily as a result of an adjustment to the deferred tax liability based on the finalization of DBCC’s 2014 tax return.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

We have finalized purchase price allocation as of March 31, 2016 as shown in the table below:

	Amortization Life (years)	Preliminary Purchase Price Allocation at December 31, 2015	Measurement Period Adjustments	Final Purchase Price Allocation at March 31, 2016
Current Assets		$2.0	$—	$2.0
Intangible Assets:				—
Reacquired Right	Indefinite	153.2	—	153.2
Customer Relationships	8.0	82.5	—	82.5
Technology	6.5	45.6	—	45.6
Goodwill	Indefinite	207.4	(2.7)	204.7
Other		3.5	—	3.5
Total Assets Acquired		$494.2	$(2.7)	$491.5

Deferred Revenue		$45.6	$—	$45.6
Deferred Tax Liability		107.0	(3.1)	103.9
Other Liabilities		13.1	0.4	13.5
Total Liabilities Assumed		$165.7	$(2.7)	$163.0

Total Upfront Purchase Price		$320.0	$—	$320.0
Fair Value of Contingent Consideration		8.5	—	8.5
Total Consideration		$328.5	$—	$328.5
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
The fair value of the contingent consideration was estimated based on an option-pricing model. The model estimated the possible outcome of each of the performance targets (e.g. Revenue) during the earnout period and the associated estimated expected earn out payments. The expected earn out payments were then discounted to present value on the acquisition date.

The fair value of deferred revenue was determined based on estimated direct costs to fulfill the related obligations, plus a reasonable profit margin.
The goodwill was assigned to our North America reporting unit, which is part of the Americas reportable segment. The value of the goodwill is associated with the strength of DBCC’s management team and its business model.  The combined expertise will enhance our ability to develop products and provide us growth opportunities with small and mid-size businesses. The intangible assets, with useful lives from 6.5 to 8 years, are being amortized over a weighted-average useful life of 7.5 years. The intangibles have been recorded within Other Intangibles in our consolidated balance sheet since the date of acquisition.
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
The acquisition was accounted for as a purchase transaction in accordance with ASC 805 “Business Combinations”, and accordingly, the assets and liabilities of the acquired entity were recorded at their estimated fair values at the date of the acquisition. The acquisition was valued at $124.5 million, net of cash assumed. Transaction costs of $2.3 million were included in operating expenses in the unaudited consolidated statement of operations and comprehensive income (loss).
We have finalized the purchase price allocation as of December 31, 2015 as shown in the table below:

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
Unaudited Pro Forma Financial Information
The following unaudited pro forma statements of operations data presents the combined results of the Company and its acquisition of DBCC completed during the year ended December 31, 2015, assuming that the business acquisition completed during 2015 had occurred on January 1, 2014. The results of NetProspex has been included in our consolidated financial statements since the acquisition date of January 5, 2015.

	Three Months Ended June 30,	Six Months Ended June 30,
	2015	2015
Reported GAAP Revenue (1)	$375.4	$731.6
Add: DBCC Preacquisition Revenue	15.8	49.8
Pro Forma Revenue	$391.2	$781.4

Reported GAAP Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders (2)	$(7.9)	$33.1

Pro Forma Adjustments - Net of Income Tax:
Preacquisition Net Income (Losses)	(3.3)	0.3
Amortization for Intangible Assets	(1.4)	(4.0)
Acquisition-Related Costs	4.0	6.6
Pro Forma Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders	$(8.6)	$36.0

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

Note 14 -- Discontinued Operations
As part of our growth strategy, we decided to shift our business in ANZ to a Worldwide Network partner model. On June 12, 2015, we entered into an agreement with Archer Capital (“Archer”) to sell our business in ANZ. The transaction was completed on June 30, 2015, or the third quarter of 2015 for our subsidiaries outside the U.S. and Canada reflecting a quarter end of May 31. In accordance with ASC 360, “Property, Plant and Equipment”, the assets and liabilities of our business in ANZ were classified separately as discontinued operations held for sale at June 30, 2015. The results of the business were reflected as

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

discontinued operations in the unaudited consolidated statements of operations and comprehensive income for all periods presented since the second quarter of 2015 in accordance with ASC 205-20, “Discontinued Operations.” In addition, a long-lived asset classified as held for sale is measured at the lower of its carrying amount or fair value less cost to sell.
The sale was valued at $169.8 million, of which we received proceeds of $159.7 million as of June 30, 2016, inclusive of a working capital adjustment of $0.7 million received in the fourth quarter of 2015. The remaining proceeds of $10.1 million are being held in an escrow account until the resolution of certain contingent events as defined in the Share Sale Agreement. Under the agreement the escrow funds may be used to reimburse certain future costs incurred by Archer related to data supplier arrangements and specified technology and data operation infrastructure upgrades over the next three years since the disposal date. A reserve was established based on our estimate of the probable outcome of the contingent events discussed above. As of June 30, 2016 and December 31, 2015, the balance of the reserve was $5.9 million. As of June 30, 2015, the reserve balance was $7.0 million. As a result, we recorded a loss of $38.2 million on the disposal of our business in ANZ in the second quarter of 2015. Our business in ANZ was historically recorded in our Non-Americas segment.
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
Results of the discontinued operations were comprised of:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2015	June 30, 2015

Revenue	$21.6	$41.6
Operating Expenses	4.1	7.7
Selling and Administrative Expenses	14.6	27.4
Depreciation and Amortization	2.4	4.9
Operating Costs	21.1	40.0
Operating Income (Loss)	0.5	1.6
Non-Operating Income (Expense) - Net	0.3	(1.6)
Income (Loss) before Provision for Income Taxes	0.8	—
Provision for Income Taxes (Benefit)	0.1	(2.2)
Income (Loss) from Discontinued Operations	$0.7	$2.2
Loss in Disposal, Net of Income Taxes	$(38.2)	$(38.2)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

Assets and liabilities from discontinued operations related to the divestiture of our business in ANZ were comprised of:

At June 30, 2015
Cash and Cash Equivalents	$7.5
Accounts Receivable	20.1
Deferred Income Tax	8.8
Property, Plant and Equipment	5.3
Computer Software	8.2
Other Intangibles	26.9
Goodwill	131.6
Other Long-Term Assets	2.7
Valuation Allowance for Carrying Value	(38.2)
Total Assets	$172.9
Accounts Payable	$2.4
Other Accrued and Current Liabilities	6.1
Accrued Income Tax	3.2
Deferred Revenue	14.5
Deferred Tax Liabilities	11.1
Other Long-Term Liabilities	4.2
Total Liabilities	$41.5
The assets and liabilities related to the ANZ operations were removed from our unaudited consolidated balance sheet during the third quarter of 2015.
Note 15 -- Goodwill and Other Intangibles
Computer Software and Goodwill:

	Computer Software	Goodwill
December 31, 2015	$102.6	$704.0
Additions at Cost (1)	11.7	—
Amortization	(7.1)	—
Other (2)	(0.6)	(3.3)
March 31, 2016	106.6	700.7
Additions at Cost (1)	11.2	—
Amortization	(7.8)	—
Other (3)	0.7	3.2
June 30, 2016	$110.7	$703.9

(1)	Computer Software - Primarily due to software related enhancements on products and the purchase of third party licenses.

(2)
Goodwill - Primarily attributable to a purchase accounting measurement-period adjustment associated with the acquisition of DBCC in prior year. See Note 13 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

(3)	Computer Software and Goodwill - Primarily due to the impact of foreign currency fluctuations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

Other Intangibles:

	Customer Relationships	Trademark and Other	Total
December 31, 2015	$88.8	$237.4	$326.2
Acquisitions	—	—	—
Additions at Cost	—	—	—
Amortization	(3.1)	(4.0)	(7.1)
Other	(0.3)	0.2	(0.1)
March 31, 2016 (net of accumulated amortization of $17.3 million and $82.3 million for Customer Relationships and Trademark and Other, respectively)	85.4	233.6	319.0
Acquisitions	—	—	—
Additions at Cost	—	0.3	0.3
Amortization	(3.1)	(4.1)	(7.2)
Other	0.2	(0.2)	—
June 30, 2016 (net of accumulated amortization of $20.7 million and $86.0 million for Customer Relationships and Trademark and Other, respectively)	$82.5	$229.6	$312.1

Note 16 -- Subsequent Events
Dividend Declaration
In August 2016, the Board of Directors approved the declaration of a dividend of $0.4825 per share of common stock for the third quarter of 2016. This cash dividend will be payable on September 9, 2016 to shareholders of record at the close of business on August 24, 2016.
Divestitures
As part of our growth strategy, we have decided to shift our businesses in Latin America and Benelux to a Worldwide Network partner model. On August 1, 2016, our Board approved the divestiture of our operations in Latin America and Benelux. As a result, we entered into a definitive agreement with CB Alliance to sell our Latin America businesses, and a separate definitive agreement to sell our Benelux businesses to a financial investor that is in the process of closing on the acquisition of Altares, our current Worldwide Network partner in France. Both transactions also include long-term commercial arrangements where we will receive future cash payments primarily for our global data, brand licensing and technology services. Both transactions are expected to close by the end of September 2016 and are subject to ordinary closing conditions. In accordance with ASC 360, “Property, Plant and Equipment,” the assets and liabilities of our Latin America and Benelux operations will be reported as “Assets Held for Sale” and “Liabilities Held for Sale” until the transactions are closed.
Latin America
The sale is valued at approximately $11 million, for which we expect to receive a five-year note with an interest rate of 2% per annum. We expect to record a pre-tax loss of approximately $14 million on the divestiture in the third quarter of 2016 reflecting a net book value of approximately $6 million primarily consisting of goodwill of $6 million. The net book value is subject to changes in the assets and liabilities as well as changes in the currency exchange rates on the closing date. The expected loss is primarily as a result of the release of a cumulative translation adjustment of approximately $16 million. Our businesses in Latin America were historically included in our Americas segment. Transaction costs associated with the divestiture are expected to be approximately $3 million.
Benelux
The sale is valued at approximately $28 million, which will be paid upon the closing of the transaction. We expect to record a pre-tax loss of approximately $74 million on the divestiture in the third quarter of 2016 reflecting a net book value of approximately $24 million primarily consisting of goodwill of $33 million, accounts receivable of $15 million and deferred revenue of $21 million. The net book value is subject to changes in the assets and liabilities as well as a change in the currency exchange rate on the closing date. The expected loss is primarily as a result of the release of a cumulative translation adjustment

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

of approximately $73 million. Our businesses in Benelux were historically included in our Non-Americas segment. Transaction costs associated with the divestiture are expected to be approximately $5 million.

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
Dun & Bradstreet® is the world’s leading source of commercial data, analytics and insight on businesses. Our global commercial database as of June 30, 2016 contained more than 250 million business records. We transform commercial data into valuable insight which is the foundation of our global solutions that customers rely on to make critical business decisions.
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
How We Manage Our Business
In addition to reporting generally accepted accounting principles in the United States of America (“GAAP”) results, the Company evaluates performance and reports on a total company basis and on a business segment level basis its results (such as revenue, operating income, operating income growth, operating margin, net income, tax rate and diluted earnings per share) on an “As Adjusted” basis. The term “As Adjusted” refers to the following: the elimination of the effect on revenue due to purchase accounting fair value adjustments to deferred revenue; restructuring charges; other non-core gains and charges that are not in the normal course of our business (such as gains and losses on sales of businesses, impairment charges and material tax and legal settlements); acquisition and divestiture-related fees (such as costs for bankers, legal fees, diligence costs and retention payments); and acquisition-related intangible amortization expense. A recurring component of our “As Adjusted” basis is our restructuring charges, which we believe do not reflect our underlying business performance. Such charges are variable from period to period based upon actions identified and taken during each period. Additionally, our “As Adjusted” results exclude the results of Discontinued Operations. Management reviews operating results on an “As Adjusted” basis on a monthly basis and establishes internal budgets and forecasts based upon such measures. Management further establishes annual and long-term compensation such as salaries, target cash bonuses and target equity compensation amounts based on performance on an “As Adjusted” basis and a significant percentage weight is placed upon performance on an “As Adjusted” basis in determining whether performance objectives have been achieved. Management believes that by reflecting these adjustments to our GAAP financial measures, business leaders are provided incentives to recommend and execute actions that support our long-term growth strategy rather than being influenced by the potential impact one of these items can have in a particular period on their compensation. The Company adjusts for these items because they do not reflect the Company’s underlying business performance and they may have a disproportionate positive or negative impact on the results of its ongoing business operations. We believe that the use of our non-GAAP financial measures provides useful supplemental information to our investors.
We also isolate the effects of changes in foreign exchange rates on our revenue growth because we believe it is useful for investors to be able to compare revenue from one period to another, both after and before the effects of foreign exchange. The change in our operating performance attributable to foreign currency rates is determined by converting both our prior and current periods by a constant rate. As a result, we monitor our “As Adjusted” revenue growth both after and before the effects of foreign exchange.
We also analyze “As Adjusted” revenue growth on an organic basis because management believes this information provides important insight into the underlying/ongoing performance of the business. Organic revenue excludes; (1) revenue from acquired businesses for one year from the date of the acquisition and (2) net divested revenue which we define as the historical revenues from the divested businesses net of the annual ongoing future revenue streams resulting from the commercial arrangements entered into in connection with such divestitures.
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
We report and monitor the performance of our Risk Management Solutions as Trade Credit and Other Enterprise Risk Management, and the results of our Sales & Marketing Solutions as Traditional Prospecting Solutions and Advanced Marketing Solutions. Trade Credit represents our traditional commercial credit products such as DNBi, D&B Credit and all other products that help customers assess payment risk. Other Enterprise Risk Management includes all of our remaining Risk Management products, such as our compliance, supply chain, credit on self and D&B Direct risk solutions. Traditional Prospecting Solutions includes Hoover’s and our educational marketing business Market Data Retrieval (“MDR”). Advanced Marketing Solutions includes all of our remaining Sales & Marketing Solutions products including Optimizer, the NetProspex product suite and Data-as-a-Service (“DaaS”) solutions (e.g., Customer Relationship Management (“CRM”) and D&B Direct sales and marketing solutions).
We evaluate our business based on the following supplemental revenue metrics: (1) for Trade Credit we further evaluate it by “DNBi®”, which includes D&B Credit, and “Other Trade Credit” and (2) for total revenue we further evaluate it by “Direct” and “Alliance & Partners”. We define “DNBi” as our interactive, online application that offers customers a subscription based real time access to our most complete and up-to-date global information, comprehensive monitoring and portfolio. We define “Other Trade Credit” as products and services used to manage credit risk and to support our customers’ internal credit risk decisioning processes. We define “Direct” as when we hold the relationship with the end customer. We define “Alliance & Partners” as where we do not maintain the end relationship with the customer of our content (e.g., Alliances, Dun & Bradstreet Worldwide Network Partners, Third Party or Broker type relationships). Management believes these measures provide further insight into our revenue performance.
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
The following table presents the contribution by segment to revenue:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenue:
Americas	83%	81%	82%	80%
Non-Americas	17%	19%	18%	20%
The following table presents contributions by customer solution set to revenue:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Revenue by Customer Solution Set:
Risk Management Solutions	61%	62%	62%	62%
Sales & Marketing Solutions	39%	38%	38%	38%
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

Consolidated Revenue
The following table presents our total revenue by segment:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(Amounts in millions)		(Amounts in millions)
Revenue:
Americas	$329.1	$302.9	$636.1	$583.8
Non-Americas	69.7	72.5	137.7	147.8
Total Revenue	$398.8	$375.4	$773.8	$731.6
The following table presents our total revenue by customer solution set:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(Amounts in millions)		(Amounts in millions)
Revenue:
Risk Management Solutions	$242.1	$233.6	$476.5	$454.5
Sales & Marketing Solutions	156.7	141.8	297.3	277.1
Total Revenue	$398.8	$375.4	$773.8	$731.6
Three Months Ended June 30, 2016 vs. Three Months Ended June 30, 2015
Total revenue increased $23.4 million, or 6% (7% increase before the effect of foreign exchange), for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. The increase in total revenue was driven by an increase in Americas total revenue of $26.2 million, or 9% (both before and after the effect of foreign exchange), partially offset by a decrease in Non-Americas total revenue of $2.8 million, or 4% (1% decrease before the effect of foreign exchange).
We acquired a 100% equity interest in Dun & Bradstreet Credibility Corporation (“DBCC”) during the second quarter of 2015 and a 100% equity interest in NetProspex during the first quarter of 2015. In accordance with ASC 805, “Business Combinations,” deferred revenue at the acquisition date was recorded at fair value based on the estimated cost to provide the related services plus a reasonable profit margin on such costs. The impact of the deferred revenue fair value adjustment was a reduction of $0.5 million and $6.2 million for the three months ended June 30, 2016 and 2015, respectively.
The increase in total revenue was primarily due to:

•	Increased revenue associated with our acquisition of DBCC, which was completed during the second quarter of 2015;

•	Growth in our Integration Manager product driven by increased spend by a large customer; and

•	Increased revenue through our DaaS CRM alliances and our D&B Direct offering;

partially offset by:

•	Decreased revenue of our subscription plans primarily due to a decline in sales in prior quarters;

•	The negative impact of foreign exchange; and

•	More of our revenue is being deferred out as we shift more of our sales to newer, embedded products where revenue is recognized over time.

Customer Solution Sets
On a customer solution set basis, total revenue reflects:

•
An $8.5 million, or 4% increase (both before and after the effect of foreign exchange), in Risk Management Solutions. The increase was driven by an increase in revenue in Americas of $9.6 million, or 5% (6% increase before the effect of foreign exchange), partially offset by a decrease in revenue in Non-Americas of $1.1 million, or 2% (less than 1% increase before the effect of foreign exchange); and

•
A $14.9 million, or 10% increase (11% increase before the effect of foreign exchange), in Sales & Marketing Solutions. The increase was driven by an increase in revenue in Americas of $16.6 million, or 13% (both before and after the effect of foreign exchange), partially offset by a decrease in Non-Americas of $1.7 million, or 13% (10% decrease before the effect of foreign exchange).

Six Months Ended June 30, 2016 vs. Six Months Ended June 30, 2015
Total revenue increased $42.2 million, or 6% (7% increase before the effect of foreign exchange), for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. The increase in total revenue was driven by an increase in Americas total revenue of $52.3 million, or 9% (both before and after the effect of foreign exchange), partially offset by a decrease in Non-Americas total revenue of $10.1 million, or 7% (3% decrease before the effect of foreign exchange).
We acquired a 100% equity interest in Dun & Bradstreet Credibility Corporation (“DBCC”) during the second quarter of 2015 and a 100% equity interest in NetProspex during the first quarter of 2015. In accordance with ASC 805, “Business Combinations,” deferred revenue at the acquisition date was recorded at fair value based on the estimated cost to provide the related services plus a reasonable profit margin on such costs. The impact of the deferred revenue fair value adjustment was a reduction of $3.1 million and $6.8 million for the six months ended June 30, 2016 and 2015, respectively.
The increase in total revenue was primarily due to:

•	Increased revenue associated with our acquisition of DBCC, which was completed during the second quarter of 2015;

•	Growth in our Integration Manager product driven by increased spend by a large customer; and

•	Increased revenue through our DaaS CRM alliances and our D&B Direct offering;

partially offset by:

•	Decreased revenue of our subscription plans primarily due to a decline in sales in prior quarters;

•	The negative impact of foreign exchange; and

•	More of our revenue is being deferred out as we shift more of our sales to newer, embedded products where revenue is recognized over time.
Customer Solution Sets
On a customer solution set basis, total revenue reflects:

•
A $22.0 million, or 5% increase (6% increase before the effect of foreign exchange), in Risk Management Solutions. The increase was driven by an increase in revenue in Americas of $27.0 million, or 8% (9% increase before the effect of foreign exchange), partially offset by a decrease in revenue in Non-Americas of $5.0 million, or 4% (1% decrease before the effect of foreign exchange); and

•
A $20.2 million, or 7% increase (8% increase before the effect of foreign exchange), in Sales & Marketing Solutions. The increase was driven by an increase in revenue in Americas of $25.3 million, or 10% (both before and after the effect of foreign exchange), partially offset by a decrease in Non-Americas of $5.1 million, or 18% (15% decrease before the effect of foreign exchange).

Recent Developments
United Kingdom's Proposed Exit from the European Union
In June 2016, voters in the United Kingdom (“U.K.”) approved a non-binding referendum in favor of the U.K.’s withdrawal from membership in the European Union (“EU”), which is commonly referred to as “Brexit.” An immediate consequence of the Brexit vote was an adverse impact to global markets, including currency markets which experienced a sharp drop in the value of the British pound. Longer term, Brexit will require negotiations regarding the future terms of the U.K.’s relationship with the EU, which could result in the U.K. losing access to certain aspects of the single EU market and the global trade deals negotiated by the EU on behalf of its members. The Brexit vote and the perceptions as to the impact of the withdrawal of the U.K. may adversely affect business activity, political stability and economic conditions in the U.K., the Eurozone, the EU and elsewhere. While we have not experienced any material impact from Brexit on our underlying business to date, we cannot predict its future implications, which will in part depend on the outcome of the trade negotiations referenced above. For the three year period 2013 through 2015, the U.K. contributed an annual average of approximately 8% of total company revenue and 11% of consolidated operating income. We expect a small effect on reported 2016 revenues from the strengthening of the dollar against other major currencies. See further discussion in “Liquidity”.
European Union Safe Harbor Ruling
In October 2015, the European Court of Justice invalidated the “safe harbor” framework as a means of transferring personally identifiable information from the EU to the United States. We had relied on Safe Harbor as the basis for transfers from the EU prior to the decision. There are alternative ways to comply with EU to US data transfer requirements, including the replacement to the Safe Harbor certification, known as the Privacy Shield. We are considering the alternative ways in which we may be able to comply with EU to U.S. data transfer requirements, and we do not believe that this ruling will have a material adverse impact on our business, financial condition or results of operations.
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
During the three month and six month periods ended June 30, 2016, we incurred $0.6 million and $1.2 million, respectively, of legal and other professional fees related to matters in China as compared to $0.8 million and $1.2 million of legal and other professional fees related to matters in China for the three month and six month periods ended June 30, 2015, respectively.
As our investigation and our discussions with both the SEC and DOJ are ongoing, we cannot yet predict the ultimate outcome of the matter or its ultimate impact on our business, financial condition or results of operations. Based on our discussions with the SEC and DOJ, including indications from the SEC of its estimate of the amount of net benefit potentially earned by the Company as a result of the challenged activities, we continue to believe that it is probable that the Company will incur a loss related to the government’s investigation. The DOJ also advised the Company in February 2015 that they will be proposing terms of a potential settlement, but we are unable to predict the timing or terms of any such proposal. We continue to have follow-up meetings with the SEC and DOJ, most recently meeting with the SEC in June 2016 and with the DOJ in July 2016, and the parties are still discussing the evidence and other factors to help bring this matter to resolution. In our June 2016 meetings with the SEC, the SEC provided us with its current net benefit calculations, but has not indicated whether it will impose additional penalties. In accordance with ASC 450, an amount in respect of this matter has been accrued in the consolidated financial statements as of June 30, 2016. We are still in discussions with the DOJ to determine what range of penalties the DOJ might propose. Accordingly, we remain unable at this time to reasonably estimate the final amount or ultimate range of any loss, although it is possible that the amount of such additional loss could be material.

Consolidated Operating Costs
The following table presents our consolidated operating costs and operating income for the three month and six month periods ended June 30, 2016 and 2015:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(Amounts in millions)		(Amounts in millions)
Operating Expenses	$133.0	$136.4	$265.4	$267.4
Selling and Administrative Expenses	196.1	161.9	359.4	304.8
Depreciation and Amortization	17.3	14.1	33.7	26.5
Restructuring Charge	5.9	4.8	15.6	9.6
Operating Costs	$352.3	$317.2	$674.1	$608.3
Operating Income	$46.5	$58.2	$99.7	$123.3
Operating Expenses
Operating expenses decreased $3.4 million, or 2%, and $2.0 million, or 1%, for the three month and six month periods ended June 30, 2016, compared to the three month and six month periods ended June 30, 2015. The decrease was primarily due to the following:

•	Lower costs as a result of management restructuring initiatives taken in the fourth quarter of 2015 and January 2016; and

•	The positive impact of foreign exchange;
partially offset by:

•	Increased costs associated with our acquisition of DBCC during the second quarter of 2015.
Selling and Administrative Expenses
Three Months Ended June 30, 2016 vs. Three Months Ended June 30, 2015
Selling and administrative expenses increased $34.2 million, or 21%, for the three months ended June 30, 2016, compared to the three months ended June 30, 2015. The increase was primarily due to:

•
Increased costs associated with the accrual for legal matters recorded in the second quarter of 2016. See Note 7 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further detail; and

•	Increased costs associated with our acquisition of DBCC during the second quarter of 2015;

partially offset by:

•	Lower costs as a result of management restructuring initiatives taken in the fourth quarter of 2015 and January 2016; and

•	The positive impact of foreign exchange.
Six Months Ended June 30, 2016 vs. Six Months Ended June 30, 2015
Selling and administrative expenses increased $54.6 million, or 18%, for the six months ended June 30, 2016, compared to the six months ended June 30, 2015. The increase was primarily due to:

•	Increased costs associated with our acquisition of DBCC during the second quarter of 2015; and

•
Increased costs associated with the accrual for legal matters recorded in the second quarter of 2016. See Note 7 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further detail;

partially offset by:

•	Lower costs as a result of management restructuring initiatives taken in the fourth quarter of 2015 and January 2016; and

•	The positive impact of foreign exchange.
Matters Impacting Both Operating Expenses and Selling and Administrative Expenses
Pension, Postretirement and 401(k) Plan
We had net pension cost of $0.7 million and $2.1 million for the three month and six month periods ended June 30, 2016, respectively, compared with $4.5 million and $9.0 million for the three month and six month periods ended June 30, 2015, respectively. The pension cost in 2016 is favorably impacted by a change in accounting estimate. Effective January 1, 2016, we changed the approach used to measure service and interest cost components of net periodic benefit costs for our pension and postretirement benefit plans. Previously we measured service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the plan obligations. For 2016, we elected to measure service and interest costs by applying the specific spot rates along that yield curve to the plans’ liability cash flows (“Spot Rate Approach”). We believe the new approach provides a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows and their corresponding spot rates on the yield curve. This change does not affect the measurement of our plan obligations and it is accounted for as a change in accounting estimate which is applied prospectively. This change in estimate is expected to reduce our 2016 net pension cost by approximately $14 million when compared to the prior estimate of approximately $19 million discussed in our Annual Report on Form 10-K for the year ended December 31, 2015. The reduction in pension cost is primarily driven by the lower interest cost related to the U.S. Qualified Plan. The weighted average discount rate used to develop 2016 interest and service cost for the U.S. Qualified Plan under the spot rate approach is 3.04%. The weighted average discount rate used to measure the benefit obligation for the U.S. Qualified plan as of December 31, 2015 is 3.89%. The weighted average discount rate used to develop 2015 net pension cost for the U.S. Qualified Plan was 3.60%.
We had postretirement benefit income of $0.5 million and $1.0 million for the three month and six month periods ended June 30, 2016, respectively, compared with $0.3 million and $0.6 million for the three month and six month periods ended June 30, 2015, respectively. Higher postretirement benefit income in 2016 was primarily due to better actual plan experience in 2015 as well as a change in assumptions at December 31, 2015. In addition, we have changed the approach used to measure service and interest cost components of the postretirement benefit income to the spot rate approach effective January 1, 2016. For 2016 this change of estimate has resulted in lower service and interest cost for the postretirement benefit plan of $0.1 million.
We had expense associated with our 401(k) Plan of $2.9 million and $6.7 million for the three month and six month periods ended June 30, 2016, respectively, compared with $2.2 million and $5.9 million for the three month and six month periods ended June 30, 2015, respectively. Higher expense in 2016 was primarily due to higher company matching contributions associated with higher compensation for the three month and six month periods ended June 30, 2016 as compared to the three month and six month periods ended June 30, 2015.
Stock-Based Compensation
For the three month and six month periods ended June 30, 2016, we recognized total stock-based compensation expense of $5.3 million and $9.7 million, respectively, compared to $5.1 million and $7.4 million for the three month and six month periods ended June 30, 2015, respectively.
Expense associated with restricted stock unit programs was $5.0 million and $9.0 million for the three month and six month periods ended June 30, 2016, respectively, compared to $4.7 million and $6.7 million for the three month and six month periods ended June 30, 2015, respectively. The increase was primarily due to our increased use of performance-based restricted stock units, awards related to the 2015 acquisition of DBCC and NetProspex as well as higher than anticipated 2015 forfeitures.
Expense associated with our Employee Stock Purchase Plan (“ESPP”) was $0.3 million and $0.6 million for the three month and six month periods ended June 30, 2016, respectively, compared to $0.3 million and $0.5 million for the three month and six month periods ended June 30, 2015, respectively. The increase was primarily due to the implementation in November 2015 of our new ESPP, which includes a lookback provision.

Expense associated with our stock option programs was less than $0.1 million and $0.1 million for the three month and six month periods ended June 30, 2016, respectively, compared to $0.1 million and $0.2 million for the three month and six month periods ended June 30, 2015, respectively.
We expect total equity-based compensation of approximately $22 million for 2016. We consider these costs to be part of our compensation costs and, therefore, they are included in operating expenses and in selling and administrative expenses, based upon the classifications of the underlying compensation costs.
Depreciation and Amortization
Depreciation and amortization increased $3.2 million, or 23%, and $7.2 million, or 27%, for the three month and six month periods ended June 30, 2016, respectively, as compared to the three month and six month periods ended June 30, 2015. The increase in depreciation and amortization was primarily due to higher intangible amortization expense related to our acquisition of DBCC during the second quarter of 2015.
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
Three Months Ended June 30, 2016 vs. Three Months Ended June 30, 2015
During the three months ended June 30, 2016, we recorded a $5.9 million restructuring charge. This charge is comprised of:

•
Severance and termination costs of $5.9 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 90 employees were impacted. Of these 90 employees, approximately 65 employees exited the Company by the end of the second quarter of 2016, with the remaining primarily to exit by the end of the third quarter of 2016. The cash payments for these employees will be substantially completed by the end of the first quarter of 2017.

During the three months ended June 30, 2015, we recorded a $4.8 million restructuring charge. This charge is comprised of:

•
Severance and termination costs of $4.8 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 50 employees were impacted. Of these 50 employees, approximately 40 employees exited the Company by the end of the second quarter of 2015, with the remaining primarily having exited by the end of the third quarter of 2015. The cash payments for these employees were substantially completed by the end of the first quarter of 2016.

Six Months Ended June 30, 2016 vs. Six Months Ended June 30, 2015
During the six months ended June 30, 2016, we recorded a $15.6 million restructuring charge. This charge is comprised of:

•
Severance and termination costs of $15.6 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 255 employees were impacted. Of these 255 employees, approximately 210 employees exited the Company by the end of the first half of 2016, with the remaining primarily to exit by the end of the third quarter of 2016. The cash payments for these employees will be substantially completed by the end of the first quarter of 2017.

During the six months ended June 30, 2015, we recorded a $9.6 million restructuring charge. The significant components of this charge included:

•
Severance and termination costs of $9.5 million in accordance with the provisions of ASC 712-10 were recorded. Approximately 135 employees were impacted. Of these 135 employees, approximately 125 employees exited the Company by the end of the first half of 2015, with the remaining primarily having exited by the end of the third quarter of 2015. The cash payments for these employees were substantially completed by the end of the first quarter of 2016; and

•	Contract termination, lease term obligations and other exit costs including those to consolidate or close facilities of $0.1 million.
Interest Income (Expense) — Net
The following table presents our “Interest Income (Expense) – Net” for the three month and six month periods ended June 30, 2016 and 2015:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(Amounts in millions)		(Amounts in millions)
Interest Income	$0.5	$0.4	$1.0	$0.8
Interest Expense	(13.4)	(11.8)	(26.9)	(23.2)
Interest Income (Expense) – Net	$(12.9)	$(11.4)	$(25.9)	$(22.4)
Interest income increased $0.1 million, or 31%, and $0.2 million, or 27%, for the three month and six month periods ended June 30, 2016, respectively, as compared to the three month and six month periods ended June 30, 2015. The increase in interest income was primarily attributable to higher average amounts of invested cash.
Interest expense increased $1.6 million, or 13%, and $3.7 million, or 16% for the three month and six month periods ended June 30, 2016, respectively, as compared to the three month and six month periods ended June 30, 2015. The increase in interest expense was primarily attributable to higher average interest rates on our outstanding debt balances.

Other Income (Expense) — Net
The following table presents our “Other Income (Expense) — Net” for the three month and six month periods ended June 30, 2016 and 2015:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(Amounts in millions)		(Amounts in millions)
Miscellaneous Other Income (Expense) – Net (a)	$(0.5)	$(1.5)	0.3	1.8
Other Income (Expense) – Net	$(0.5)	$(1.5)	$0.3	$1.8

(a)
Other Expense - Net decreased during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015, primarily due to higher expenses on debt-related costs and other non-recurring items in the prior year period. Other Income - Net decreased during the six months ended June 30, 2016 as compared to the six months ended June 30, 2015 primarily due to a decrease in dividend income from our minority-interest investments.

Provision for Income Taxes
For the three months ended June 30, 2016, our effective tax rate was 42.9% as compared to 34.6% for the three months ended June 30, 2015. The increase in the effective tax rate in 2016 is primarily attributable to a higher non-deductible expense in the second quarter of 2016 related to the legal reserve associated with the ongoing SEC and DOJ investigation of our China operations (See Note 7 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q).  The effective tax rate for the second quarter of 2015 was negatively impacted by non-deductible transaction costs incurred that were associated with the acquisition of DBCC. For the three months ended June 30, 2016, there are no other known changes in our effective tax rate that either have had or that we reasonably expect may have a material impact on our future performance.
For the six months ended June 30, 2016, our effective tax rate was 34.0% as compared to 32.6% for the six months ended June 30, 2015. The increase in the effective tax rate in 2016 is primarily attributable to a higher non-deductible expense in the second quarter of 2016 related to the legal reserve associated with the ongoing SEC and DOJ investigation of our China operations, partially offset by the impact of the adjustment to the net deferred tax liability related to the net operating loss carryforwards associated with our NetProspex acquisition in 2015. The effective tax rate for the six months ended June 30, 2015 was negatively impacted by non-deductible transaction costs incurred that were associated with the acquisition of NetProspex and DBCC. For the six months ended June 30, 2016, there are no known changes in our effective tax rate that either have had or that we reasonably expect may have a material impact on our future performance.
Discontinued Operations
In June 2015, we divested our business in ANZ for $169.8 million, which was part of our Non-Americas segment. Accordingly, we have reclassified the historical financial results of our business in ANZ as discontinued operations for all periods presented as set forth in Item 1. of this Quarterly Report on Form 10-Q. As of June 30, 2016, we received proceeds of $159.7 million, inclusive of a working capital adjustment of $0.7 million. See Note 14 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further detail.
Earnings per Share
We assess if any of our share-based payment transactions are deemed participating securities prior to vesting and therefore need to be included in the earnings allocation when computing Earnings Per Share (“EPS”) under the two-class method. The two-class method requires earnings to be allocated between common shareholders and holders of participating securities. All outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be a separate class of common stock and should be included in the calculation of basic and diluted EPS. Based on a review of our stock-based awards, we have determined that for the three month and six month periods ended June 30, 2016 and 2015, none of our stock-based awards were deemed to be participating securities.

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
The following table sets forth our EPS for the three month and six month periods ended June 30, 2016 and 2015:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
Basic Earnings (Loss) Per Share of Common Stock:
Income from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$0.52	$0.82	$1.35	$1.92
Income (Loss) from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	—	(1.04)	—	(1.00)
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders	$0.52	$(0.22)	$1.35	$0.92
Diluted Earnings (Loss) Per Share of Common Stock:
Income from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$0.51	$0.81	$1.34	$1.90
Income (Loss) from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	—	(1.03)	—	(0.99)
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders	$0.51	$(0.22)	$1.34	$0.91
For the three months ended June 30, 2016, both basic and diluted EPS attributable to Dun & Bradstreet common shareholders increased compared with the three months ended June 30, 2015. The increase was primarily due to the loss from discontinued operations in the prior year period, partially offset by lower income from continuing operations primarily driven by the accrual for legal matters recorded in the second quarter of 2016. See Note 7 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further detail.
For the six months ended June 30, 2016, both basic and diluted EPS attributable to Dun & Bradstreet common shareholders increased 47% compared with the six months ended June 30, 2015. The increase was primarily due to the loss from discontinued operations in the prior year period, partially offset by lower income from continuing operations primarily driven by the accrual for legal matters recorded in the second quarter of 2016. See Note 7 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further detail.
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
Americas
Americas is our largest segment, representing 83% and 82% of our total revenue for the three month and six month periods ended June 30, 2016, respectively, as compared to 81% and 80% of our total revenue for the three month and six month periods ended June 30, 2015, respectively.

The following table presents our Americas revenue by customer solution set and Americas operating income for the three month and six month periods ended June 30, 2016 and 2015:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(Amounts in millions)		(Amounts in millions)
Revenue:
Risk Management Solutions	$184.0	$174.4	$361.8	$334.8
Sales & Marketing Solutions	145.1	128.5	274.3	249.0
Americas Total Revenue	$329.1	$302.9	$636.1	$583.8
Operating Income	$83.7	$67.2	$153.3	$135.1
Three Months Ended June 30, 2016 vs. Three Months Ended June 30, 2015
Americas Overview
Americas total revenue increased $26.2 million, or 9% (both before and after the effect of foreign exchange), for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015. We acquired a 100% equity interest in DBCC during the second quarter of 2015 and a 100% equity interest in NetProspex during the first quarter of 2015. The impact of the deferred revenue fair value adjustment was a reduction of $0.5 million and $6.2 million for the three months ended June 30, 2016 and 2015, respectively. See Note 13 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further details.
Americas Customer Solution Sets
On a customer solution set basis, the $26.2 million increase in total revenue for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, reflects:
Risk Management Solutions
An increase in Risk Management Solutions of $9.6 million, or 5% (6% increase before the effect of foreign exchange) attributable to:

Trade Credit, which accounted for 69% of total Americas Risk Management Solutions, decreased 3% (both before and after the effect of foreign exchange) primarily attributable to:

•
Declining DNBi sales performance in prior quarters resulting in lower revenue in the second quarter of 2016 due to the ratable nature of DNBi. While DNBi retention continued to be in the low 90% range, and the increase in pricing continued to be in the low single digits, we are not generating enough new customers to offset normal attrition; and

•	Decreased revenue due to certain customers shifting from subscription based plans to usage based plans;

partially offset by:

•	Increased revenue associated with our acquisition of DBCC, which was completed during the second quarter of 2015, net of the impact of the deferred revenue fair value adjustment.

Other Enterprise Risk Management, which accounted for 31% of total Americas Risk Management Solutions, increased 31% (both before and after the effect of foreign exchange), primarily due to:

•	Increased revenue associated with our acquisition of DBCC, which was completed during the second quarter of 2015, net of the impact of the deferred revenue fair value adjustment;

•	Increased revenue from other usage based solutions such as D&B Direct; and

•	Increased revenue associated with Supply Management Solutions.

Sales & Marketing Solutions
An increase in Sales & Marketing Solutions of $16.6 million, or 13% (both before and after the effect of foreign exchange) primarily attributable to:
Traditional Prospecting Solutions, which accounted for 24% of total Americas Sales & Marketing Solutions, increased 3% (4% increase before the effect of foreign exchange) reflecting:

•	Increased revenue associated with our acquisition of DBCC, which was completed during the second quarter of 2015, net of the impact of the deferred revenue fair value adjustment;
partially offset by:

•	Decreased revenue in our education marketing business due to lower customer spend; and

•	Decreased revenue in Hoover's, primarily due to declining sales performance in prior quarters, driven by reduced customer spend and competitive pressures.
Advanced Marketing Solutions, which accounted for 76% of total Americas Sales & Marketing Solutions, increased 16% (both before and after the effect of foreign exchange). The increase was primarily due to:

•	Growth in our Integration Manager product driven by increased spend by a large customer;

•	Increased revenue through our DaaS CRM alliances and our D&B Direct offering; and

•	Increased revenue from our NetProspex solutions, as well as our Audience Solutions, which is a new product offering.
Americas Operating Income
Americas operating income for the three months ended June 30, 2016 was $83.7 million, compared to $67.2 million for the three months ended June 30, 2015, an increase of $16.5 million, or 24%. The increase in operating income was primarily attributable to:

•	Increased revenue due to the impact of the acquisition of DBCC during the second quarter of 2015, as well as revenue growth from our existing business; and

•	Lower costs as a result of management restructuring initiatives taken in the fourth quarter of 2015 and January 2016;
partially offset by:

•	Increased costs (e.g., amortization of intangibles) as a result of the acquisition of DBCC during the second quarter of 2015.
Six Months Ended June 30, 2016 vs. Six Months Ended June 30, 2015
Americas Overview
Americas total revenue increased $52.3 million, or 9% (both before and after the effect of foreign exchange), for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015. We acquired a 100% equity interest in DBCC during the second quarter of 2015 and a 100% equity interest in NetProspex during the first quarter of 2015. The impact of the deferred revenue fair value adjustment was a reduction of $3.1 million and $6.8 million for the six months ended June 30, 2016 and 2015, respectively. See Note 13 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further details.
Americas Customer Solution Sets
On a customer solution set basis, the $52.3 million increase in total revenue for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, reflects:

Risk Management Solutions
An increase in Risk Management Solutions of $27.0 million, or 8% (9% increase before the effect of foreign exchange) attributable to:

Trade Credit, which accounted for 70% of total Americas Risk Management Solutions, decreased 3% (2% decrease before the effect of foreign exchange) primarily attributable to:

•
Declining DNBi sales performance in prior quarters resulting in lower revenue in the first half of 2016 due to the ratable nature of DNBi. While DNBi retention continued to be in the low 90% range, and the increase in pricing continued to be in the low single digits, we are not generating enough new customers to offset normal attrition; and

•	Decreased revenue due to certain customers shifting from subscription based plans to usage based plans;

partially offset by:

•	Increased revenue associated with our acquisition of DBCC, which was completed during the second quarter of 2015, net of the impact of the deferred revenue fair value adjustment.

Other Enterprise Risk Management, which accounted for 30% of total Americas Risk Management Solutions, increased 46% (47% increase before the effect of foreign exchange), primarily due to:

•	Increased revenue associated with our acquisition of DBCC, which was completed during the second quarter of 2015, net of the impact of the deferred revenue fair value adjustment;

•	Increased revenue associated with Supply Management Solutions; and

•	Increased revenue from other usage based solutions such as D&B Direct.
Sales & Marketing Solutions
An increase in Sales & Marketing Solutions of $25.3 million, or 10% (both before and after the effect of foreign exchange) primarily attributable to:
Traditional Prospecting Solutions, which accounted for 26% of total Americas Sales & Marketing Solutions, increased 7% (both before and after the effect of foreign exchange) reflecting:

•	Increased revenue associated with our acquisition of DBCC, which was completed during the second quarter of 2015, net of the impact of the deferred revenue fair value adjustment;
partially offset by:

•	Decreased revenue in Hoover's, primarily due to declining sales performance in prior quarters, driven by reduced customer spend and competitive pressures; and

•	Decreased revenue in our education marketing business due to lower customer spend.
Advanced Marketing Solutions, which accounted for 74% of total Americas Sales & Marketing Solutions, increased 11% (both before and after the effect of foreign exchange). The increase was primarily due to:

•	Growth in our Integration Manager product driven by increased spend by a large customer;

•	Increased revenue through our DaaS CRM alliances and our D&B Direct offering; and

•	Increased revenue from our NetProspex solutions, as well as our Audience Solutions, which is a new product offering.

Americas Operating Income
Americas operating income for the six months ended June 30, 2016 was $153.3 million, compared to $135.1 million for the six months ended June 30, 2015, an increase of $18.2 million, or 13%. The increase in operating income was primarily attributable to:

•	Increased revenue due to the impact of the acquisition of DBCC during the second quarter of 2015, as well as revenue growth from our existing business; and

•	Lower costs as a result of management restructuring initiatives taken in the fourth quarter of 2015 and January 2016;
partially offset by:

•	Increased costs (e.g., amortization of intangibles) as a result of the acquisition of DBCC during the second quarter of 2015.
Non-Americas
Non-Americas represented 17% and 18% of our total revenue for the three month and six month periods ended June 30, 2016, respectively, as compared to 19% and 20% of our total revenue for the three month and six month periods ended June 30, 2015, respectively.
The following table presents our Non-Americas revenue by customer solution set and Non-Americas operating income for the three month and six month periods ended June 30, 2016 and 2015.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016	2015	2016	2015
	(Amounts in millions)		(Amounts in millions)
Revenue:
Risk Management Solutions	$58.1	$59.2	$114.7	$119.7
Sales & Marketing Solutions	11.6	13.3	23.0	28.1
Non-Americas Total Revenue	$69.7	$72.5	137.7	147.8
Operating Income	$14.2	$18.7	$27.2	$40.6
Three Months Ended June 30, 2016 vs. Three Months Ended June 30, 2015
Non-Americas Overview
Non-Americas total revenue decreased $2.8 million, or 4% (1% decrease before the effect of foreign exchange), for the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.
Non-Americas Customer Solution Sets
On a customer solution set basis, the $2.8 million decrease in Non-Americas total revenue for the three months ended June 30, 2016, as compared to the three months ended June 30, 2015, reflects:
Risk Management Solutions
A decrease in Risk Management Solutions of $1.1 million, or 2% (less than 1% increase before the effect of foreign exchange) primarily due to:
Trade Credit, which accounted for 73% of total Non-Americas Risk Management Solutions, decreased 4% (2% decrease before the effect of foreign exchange) primarily attributable to:

•	Decreased transactional usage and project revenue of various risk products in most markets; and

•	The negative impact of foreign exchange;
partially offset by:

•	An increase in purchases by our Worldwide Network partners primarily for fulfillment services and product usage.

Other Enterprise Risk Management, which accounted for 27% of total Non-Americas Risk Management Solutions, increased 6% (8% increase before the effect of foreign exchange) primarily attributable to:

•	Increased usage of various risk products across most markets, by new and existing customers; and

•	An increase in purchases by our Worldwide Network partners primarily for fulfillment services and product usage;
partially offset by:

•	The negative impact of foreign exchange.
Sales & Marketing Solutions
A decrease in Sales & Marketing Solutions of $1.7 million, or 13% (10% decrease before the effect of foreign exchange) primarily due to:
Traditional Prospecting Solutions, which accounted for 35% of total Non-Americas Sales & Marketing Solutions, decreased 5% (1% decrease before the effect of foreign exchange) primarily attributable to the negative impact of foreign exchange and decreased project revenue in our marketing business in certain markets.
Advanced Marketing Solutions, which accounted for 65% of total Non-Americas Sales & Marketing Solutions, decreased 17% (14% decrease before the effect of foreign exchange) primarily attributed to decreased project revenue in most of our markets.

Non-Americas Operating Income

Non-Americas operating income for the three months ended June 30, 2016 was $14.2 million, compared to $18.7 million for the three months ended June 30, 2015, a decrease of $4.5 million, or 24%. The decrease was primarily due to decreased revenue and increased compensation costs.
Six Months Ended June 30, 2016 vs. Six Months Ended June 30, 2015
Non-Americas Overview
Non-Americas total revenue decreased $10.1 million, or 7% (3% decrease before the effect of foreign exchange), for the six months ended June 30, 2016 as compared to the six months ended June 30, 2015.
Non-Americas Customer Solution Sets
On a customer solution set basis, the $10.1 million decrease in Non-Americas total revenue for the six months ended June 30, 2016, as compared to the six months ended June 30, 2015, reflects:
Risk Management Solutions
A decrease in Risk Management Solutions of $5.0 million, or 4% (1% decrease before the effect of foreign exchange) primarily due to:
Trade Credit, which accounted for 72% of total Non-Americas Risk Management Solutions, decreased 8% (5% decrease before the effect of foreign exchange) primarily attributable to:

•	Decreased transactional usage and decreased project revenue of various risk products in most markets; and

•	The negative impact of foreign exchange;
partially offset by:

•	An increase in purchases by our Worldwide Network partners primarily for fulfillment services and product usage.
Other Enterprise Risk Management, which accounted for 28% of total Non-Americas Risk Management Solutions, increased 7% (10% increase before the effect of foreign exchange) primarily attributable to:

•	Increased usage of various risk products across most markets, by new and existing customers;
partially offset by:

•	The negative impact of foreign exchange.
Sales & Marketing Solutions
A decrease in Sales & Marketing Solutions of $5.1 million, or 18% (15% decrease before the effect of foreign exchange) primarily due to:
Traditional Prospecting Solutions, which accounted for 33% of total Non-Americas Sales & Marketing Solutions, decreased 10% (6% decrease before the effect of foreign exchange) primarily attributable to decreased project revenue in our marketing business in certain markets and the negative impact of foreign exchange.
Advanced Marketing Solutions, which accounted for 67% of total Non-Americas Sales & Marketing Solutions, decreased 22% (19% decrease before the effect of foreign exchange) primarily attributed to

•	Decreased project revenue primarily due to our decision to end the relationship with a competitor in Europe who was buying our data;
partially offset by:

•	An increase in purchases by our Worldwide Network partners primarily for fulfillment services and product usage.
Non-Americas Operating Income

Non-Americas operating income for the six months ended June 30, 2016 was $27.2 million, compared to $40.6 million for the six months ended June 30, 2015, a decrease of $13.4 million, or 33%. The decrease was primarily due to decreased revenue and increased compensation and data costs.
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
We believe that cash provided by operating activities, supplemented as needed with available financing arrangements, is sufficient to meet our short-term needs (12 months or less), including restructuring charges, our capital investments, contractual obligations and contingencies (see Note 7 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q), excluding the legal matters identified in such note for which exposures cannot be estimated or are not probable. We have the ability to access the short-term borrowings market to supplement the seasonality in the timing of receipts in order to fund our working capital needs. Such borrowings would be supported by our $1 billion revolving credit facility, when needed. Our future capital requirements will depend on many factors that are difficult to predict, including the size, timing and structure of any future acquisitions, future capital investments, the ultimate resolution of issues arising from the investigations regarding potential Foreign Corrupt Practices Act (“FCPA”) violations in our China operations and future results of operations.
In June 2016, voters in the United Kingdom (“U.K.”) approved a non-binding referendum in favor of the U.K.’s withdrawal from membership in the European Union (“EU”), which is commonly referred to as “Brexit.” An immediate consequence of the Brexit vote was an adverse impact to global markets, including currency markets which experienced a sharp drop in the value of the British pound. Longer term, Brexit will require negotiations regarding the future terms of the U.K.’s relationship with the EU, which could result in the U.K. losing access to certain aspects of the single EU market and the global trade deals negotiated by the EU on behalf of its members. The Brexit vote and the perceptions as to the impact of the withdrawal of the U.K. may adversely affect business activity, political stability and economic conditions in the U.K., the Eurozone, the EU and elsewhere. Our liquidity has not been impacted by the current credit environment and management does not expect that it will be materially impacted in the near future. Management continues to closely monitor our liquidity, the credit markets and our financial counterparties. However, management cannot predict with any certainty the impact to us of any further disruption in the credit environment.
Our $1 billion revolving credit facility, which matures July 2019, requires the maintenance of interest coverage and total debt to Earnings Before Income Taxes, Depreciation and Amortization (“EBITDA”) ratios which are defined in the credit agreement. On May 14, 2015, we amended the facility to modify the total debt to EBITDA ratio from 4.0:1.0 to 4.5:1.0 for any fiscal quarter that ends before December 31, 2016. For fiscal quarters ending on or after December 31, 2016, the total debt to EBITDA ratio will return to 4.0:1.0. We were in compliance with the $1 billion revolving credit facility financial and non-financial covenants at June 30, 2016 and at June 30, 2015. At June 30, 2016 and June 30, 2015, we had $309.6 million and $439.4 million, respectively, in borrowings outstanding under our $1 billion revolving credit facility.
As of June 30, 2016, $372.9 million of our $379.1 million cash and cash equivalents on the unaudited consolidated balance sheet was held by our foreign operations. We maintain the $372.9 million foreign cash and cash equivalents balance within our foreign operations since we have sufficient liquidity in the United States to satisfy our ongoing domestic funding requirements. The cash held by foreign subsidiaries for permanent reinvestment is generally used to finance the subsidiaries' operational activities and future foreign investments.

Cash Provided by Operating Activities from Continuing Operations
Net cash provided by operating activities was $180.9 million and $212.4 million for the six months ended June 30, 2016 and 2015, respectively. The $31.5 million decrease was driven by:

•	Higher receivables as of June 30, 2016 as compared to June 30, 2015 as a result of higher revenue in 2016;

•	Increased restructuring payments as compared to the prior year; and

•	Increased interest payments as compared to the prior year.
Cash Used in Investing Activities from Continuing Operations
Net cash used in investing activities was $39.7 million for the six months ended June 30, 2016, as compared to net cash used in investing activities of $479.1 million for the six months ended June 30, 2015. The $439.4 million improvement was driven by payment of $444.2 million in the prior year period for the acquisition of Dun & Bradstreet Credibility Corp (“DBCC”) for $320.0 million and NetProspex for $124.2 million. See Note 13 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q.
Cash (Used in) Provided by Financing Activities from Continuing Operations
Net cash used by financing activities was $114.9 million for the six months ended June 30, 2016, as compared to cash provided by financing activities of $104.3 million for the six months ended June 30, 2015. As set forth below, this $219.2 million change primarily relates to contractual obligations as discussed below.
Contractual Obligations
Debt
In June 2015, we issued senior notes with a face value of $300 million that mature on June 15, 2020 (the “2020 notes”), bearing interest at a fixed annual rate of 4.00%, payable semi-annually. We did not issue any senior notes during the six months ended June 30, 2016.
Term Loan Facility
On May 14, 2015, we entered into a delayed draw unsecured term loan facility which provided for borrowings in the form of up to two drawdowns in an aggregate principal amount of up to $400 million at any time up to and including November 15, 2015 (the “term loan facility”). The term loan facility matures five years from the date of the initial drawdown. Proceeds under the term loan facility were designated to be used for general corporate purposes including the refinancing of the 2.875% senior notes that matured in November 2015 and the repayment of borrowings outstanding under the $1 billion revolving credit facility. Borrowings under the term loan facility bear interest at a rate of LIBOR plus a spread of 137.5 basis points. Our initial draw down under the term loan facility in the amount of $400 million was made in November 2015, establishing a facility maturity of November 2020. We also committed to repay the borrowings in prescribed installments over the five year period. We made a scheduled repayment of $10.0 million during the six months ended June 30, 2016. We had $383.5 million of borrowings outstanding under the term loan facility at June 30, 2016, of which $20 million and $363.5 million were classified within “Short-Term Debt” and “Long-Term Debt”, respectively. The associated weighted average interest rate was 1.83%.
The term loan facility requires the maintenance of interest coverage and total debt to EBITDA ratios, which are defined in the term loan facility credit agreement and which are generally identical to those contained in the $1 billion revolving credit facility. We were in compliance with the term loan facility financial and non-financial covenants at June 30, 2016.
Revolving Credit Facility
We had $309.6 million and $439.4 million of borrowings outstanding under the $1 billion revolving credit facility at June 30, 2016 and 2015, respectively. We borrowed under this facility from time to time during the six months ended June 30, 2016 and 2015 to supplement the timing of receipts in order to fund our working capital needs. During the six months ended June 30, 2015 we also accessed the facility to fund our purchase of NetProspex and a portion of the consideration for our purchase of DBCC.

Future Liquidity—Sources and Uses of Funds
Share Repurchase Programs
In August 2014, our Board of Directors approved a $100 million share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and Employee Stock Purchase Program, and to be used for discretionary share repurchases from time to time. The $100 million share repurchase program will remain open until it has been fully utilized. There is currently no definitive timeline under which the program will be completed. As of June 30, 2016, we had not yet commenced share repurchases under this program.
Dividends
In August 2016, the Board of Directors approved the declaration of a dividend of $0.4825 per share of common stock for the third quarter of 2016. This cash dividend will be payable on September 9, 2016 to shareholders of record at the close of business on August 24, 2016.
Commercial Paper Program
We maintain an $800 million commercial paper program which is supported by our $1 billion revolving credit facility. Under this program, we may issue from time to time unsecured promissory notes in the commercial paper market in private placements exempt from registration under the Securities Act of 1933, as amended, for a cumulative face amount not to exceed $800 million outstanding at any one time and with maturities not exceeding 364 days from the date of issuance. Outstanding commercial paper effectively reduces the amount available for borrowing under the $1 billion revolving credit facility. We did not have any borrowings outstanding under the $800 million commercial paper program as of June 30, 2016 and June 30, 2015.
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
Unrecognized Tax Benefits
We have a total amount of unrecognized tax benefits of $12.5 million as of June 30, 2016. Although we do not anticipate payments within the next twelve months for these matters, these could require the aggregate use of cash totaling approximately $10.1 million as of such date.
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
As of June 30, 2016, the fair value of the contingent consideration associated with our DBCC acquisition was measured utilizing Level III inputs. See Note 13 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q. In addition, the fair value of our real estate funds within our pension plans was measured utilizing Level III inputs.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Our market risks primarily consist of the impact of changes in currency exchange rates on assets and liabilities, the impact of changes in the market value of certain of our investments and the impact of changes in interest rates on our borrowing costs and fair value calculations. As of June 30, 2016, no material change had occurred in our market risks, compared with the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2015 included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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
Conclusions Regarding Disclosure Controls
Based upon our Controls Evaluation, our CEO and CFO have concluded that as of the end of the quarter ended June 30, 2016, our Disclosure Controls are effective at a reasonable assurance level.
Change in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the second quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Information in response to this Item is included in “Part I — Item 1. — Note 7 — Contingencies” and is incorporated by reference into Part II of this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases made by or on behalf of the Company or our affiliated purchasers during the quarter ended June 30, 2016, of shares of equity that are registered by the Company pursuant to Section 12 of the Exchange Act.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Currently Authorized Shares that May Yet Be Purchased Under the Plans or Programs (a)
(Dollar amounts in millions, except share data)
April 1 - 30, 2016	—	$—	—	$—
May 1 - 31, 2016	—	$—	—	$—
June 1 - 30, 2016	—	$—	—	$—
	—	$—	—	$100.0

(a)
In August 2014, our Board of Directors approved a $100 million share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and Employee Stock Purchase Program, and to be used for discretionary share repurchases from time to time. The $100 million share repurchase program will remain open until it has been fully utilized. There is currently no definitive timeline under which the program will be completed. As of June 30, 2016, we had not yet commenced share repurchases under this program.

Item 6.	Exhibits

Exhibit 10.1	First Amendment to the Dun & Bradstreet Career Transition Plan (as amended and restated as of August 4, 2015), dated May 9, 2016.

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

Exhibit 101
The following financial information from The Dun & Bradstreet Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited), (ii) the Consolidated Balance Sheets (Unaudited), (iii) the Consolidated Statements of Cash Flows (Unaudited), (iv) the Consolidated Statements of Shareholders’ Equity (Deficit) (Unaudited), and (v) the Notes to Consolidated Financial Statements (Unaudited).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DUN & BRADSTREET CORPORATION
		By:	/s/ RICHARD H. VELDRAN
Richard H. Veldran
Date:	August 2, 2016		Chief Financial Officer

		By:	/s/ ANTHONY PIETRONTONE JR.
Anthony Pietrontone Jr.
Date:	August 2, 2016		Principal Accounting Officer and Corporate Controller