Form 10-Q
period 2016-09-30
DUN & BRADSTREET CORP/NW
filed 2016-11-02
CIK 1115222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
Form 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding at September 30, 2016
Common Stock,	36,783,689
par value $0.01 per share

THE DUN & BRADSTREET CORPORATION

PART I. UNAUDITED FINANCIAL INFORMATION

Item 1.	Financial Statements
The Dun & Bradstreet Corporation Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Amounts in millions, except per share data)
Revenue	$412.8	$406.2	$1,186.6	$1,137.8
Operating Expenses	130.7	132.4	396.1	399.8
Selling and Administrative Expenses	164.9	167.2	524.3	472.0
Depreciation and Amortization	17.2	16.1	50.9	42.6
Restructuring Charge	3.2	5.5	18.8	15.1
Operating Costs	316.0	321.2	990.1	929.5
Operating Income	96.8	85.0	196.5	208.3
Interest Income	0.4	0.3	1.4	1.1
Interest Expense	(13.2)	(13.8)	(40.1)	(37.0)
Other Income (Expense) - Net	(92.2)	(9.2)	(91.9)	(7.4)
Non-Operating Income (Expense) - Net	(105.0)	(22.7)	(130.6)	(43.3)
Income (Loss) Before Provision for Income Taxes and Equity in Net Income of Affiliates	(8.2)	62.3	65.9	165.0
Less: Provision for Income Taxes	19.8	3.1	45.0	36.5
Equity in Net Income of Affiliates	1.2	0.9	2.9	2.9
Net Income (Loss) from Continuing Operations	(26.8)	60.1	23.8	131.4
Less: Net Income Attributable to the Noncontrolling Interest	(1.7)	(0.9)	(3.5)	(3.1)
Net Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet	$(28.5)	$59.2	$20.3	$128.3
Income (Loss) from Discontinued Operations, Net of Income Taxes (1)	—	(0.1)	—	2.1
Loss on Disposal of Business, Net of Income Taxes (1)	(0.9)	(0.1)	(0.9)	(38.3)
Loss from Discontinued Operations, Net of Income Taxes	(0.9)	(0.2)	(0.9)	(36.2)
Net Income (Loss) Attributable to Dun & Bradstreet	$(29.4)	$59.0	$19.4	$92.1
Basic Earnings Per Share of Common Stock:
Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$(0.78)	$1.64	$0.56	$3.56
Loss from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	(0.02)	(0.01)	(0.03)	(1.01)
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders	$(0.80)	$1.63	$0.53	$2.55
Diluted Earnings Per Share of Common Stock:
Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$(0.78)	$1.63	$0.55	$3.53
Loss from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	(0.02)	(0.01)	(0.02)	(1.00)
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders	$(0.80)	$1.62	$0.53	$2.53
Weighted Average Number of Shares Outstanding-Basic	36.6	36.1	36.4	36.1
Weighted Average Number of Shares Outstanding-Diluted	36.6	36.4	36.7	36.4
Cash Dividend Paid Per Common Share	$0.48	$0.46	$1.45	$1.39
Other Comprehensive Income, Net of Income Taxes:
Net Income (Loss) from Continuing Operations	$(26.8)	$60.1	$23.8	$131.4
Loss from Discontinued Operations, Net of Income Taxes (1)	(0.9)	(0.2)	(0.9)	(36.2)
Net Income (Loss)	(27.7)	59.9	22.9	95.2
Foreign Currency Translation Adjustments, no Tax Impact	16.8	17.4	4.5	(36.7)
Defined Benefit Pension Plans:
Prior Service Costs, Net of Tax Benefit (Expense) (2)	(0.2)	(0.5)	(0.6)	(0.6)
Net Actuarial Gain, Net of Tax Benefit (Expense) (3)	2.4	5.6	14.4	18.8
Total Other Comprehensive Income (Loss)	19.0	22.5	18.3	(18.5)
Comprehensive Income (Loss), Net of Income Taxes	(8.7)	82.4	41.2	76.7
Less: Comprehensive Income Attributable to the Noncontrolling Interest	(1.6)	(0.7)	(3.3)	(2.5)
Comprehensive Income (Loss) Attributable to Dun & Bradstreet	$(10.3)	$81.7	$37.9	$74.2

(1)
Net of Tax Benefit of $2.2 million for the nine months ended September 30, 2015. See Note 14 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for further detail.

(2)
Tax Benefit (Expense) of $0.2 million for each of the three months ended September 30, 2016 and 2015. Tax Benefit (Expense) of $0.4 million and $0.3 million during the nine months ended September 30, 2016 and 2015, respectively.

(3)
Tax Benefit (Expense) of $(1.0) million and $(2.8) million during the three months ended September 30, 2016 and 2015, respectively. Tax Benefit (Expense) of $(7.4) million and $(10.1) million during the nine months ended September 30, 2016 and 2015, respectively.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation Consolidated Balance Sheets (Unaudited)

	September 30, 2016	December 31, 2015
	(Amounts in millions, except per share data)
ASSETS
Current Assets
Cash and Cash Equivalents	$327.3	$365.7
Accounts Receivable, Net of Allowance of $19.9 at September 30, 2016 and $20.6 at December 31, 2015	387.4	523.5
Other Receivables	15.1	13.7
Prepaid Taxes	2.2	6.4
Deferred Income Tax	—	12.0
Other Prepaids	30.1	36.7
Other Current Assets	2.7	1.6
Total Current Assets	764.8	959.6
Non-Current Assets
Property, Plant and Equipment, Net of Accumulated Depreciation of $49.5 at September 30, 2016 and $54.3 at December 31, 2015	34.0	27.2
Computer Software, Net of Accumulated Amortization of $366.7 at September 30, 2016 and $348.1 at December 31, 2015	110.8	102.6
Goodwill (Note 15)	661.1	704.0
Deferred Income Tax	99.6	93.8
Other Receivables	1.9	4.2
Other Intangibles (Note 15)	304.9	326.2
Other Non-Current Assets	39.8	48.9
Total Non-Current Assets	1,252.1	1,306.9
Total Assets	$2,016.9	$2,266.5
LIABILITIES
Current Liabilities
Accounts Payable	$55.5	$31.3
Accrued Payroll	89.6	108.8
Accrued Income Tax	16.5	28.7
Short-Term Debt	20.0	20.0
Other Accrued and Current Liabilities (Note 6)	154.4	122.6
Deferred Revenue	580.5	647.8
Total Current Liabilities	916.5	959.2
Pension and Postretirement Benefits	515.3	558.0
Long-Term Debt	1,586.4	1,797.0
Liabilities for Unrecognized Tax Benefits	2.9	8.3
Other Non-Current Liabilities	50.1	49.3
Total Liabilities	3,071.2	3,371.8
Contingencies (Note 7)
EQUITY
DUN & BRADSTREET SHAREHOLDERS’ EQUITY (DEFICIT)
Series A Junior Participating Preferred Stock, $0.01 par value per share, authorized - 0.5 shares; outstanding - none	—	—
Preferred Stock, $0.01 par value per share, authorized - 9.5 shares; outstanding - none	—	—
Series Common Stock, $0.01 par value per share, authorized - 10.0 shares; outstanding - none	—	—
Common Stock, $0.01 par value per share, authorized - 200.0 shares; issued - 81.9 shares	0.8	0.8
Capital Surplus	312.0	292.2
Retained Earnings	2,899.4	2,932.8
Treasury Stock, at cost, 45.2 shares at September 30, 2016 and 45.8 shares at December 31, 2015	(3,332.6)	(3,377.1)
Accumulated Other Comprehensive Income (Loss)	(947.0)	(965.5)
Total Dun & Bradstreet Shareholders’ Equity (Deficit)	(1,067.4)	(1,116.8)
Noncontrolling Interest	13.1	11.5
Total Equity (Deficit)	(1,054.3)	(1,105.3)
Total Liabilities and Shareholders’ Equity (Deficit)	$2,016.9	$2,266.5

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
	(Amounts in millions)
Cash Flows from Operating Activities:
Net Income	$22.9	$95.2
Less:
Loss on Disposal of Business, Net of Income Taxes	(0.9)	(38.3)
Income from Discontinued Operations	—	2.1
Net Income from Continuing Operations	$23.8	$131.4
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	50.9	42.6
Amortization of Unrecognized Pension Loss	26.9	30.0
Loss from Sales of Business	89.6	—
Income Tax Benefit from Stock-Based Awards	13.7	6.1
Excess Tax Benefit on Stock-Based Awards	(7.1)	(2.8)
Equity-Based Compensation	15.4	11.9
Restructuring Charge	18.8	15.1
Restructuring Payments	(28.4)	(13.1)
Changes in Deferred Income Taxes, Net	(1.5)	—
Changes in Accrued Income Taxes, Net	(19.0)	(19.8)
Changes in Current Assets and Liabilities, Net of Acquisitions:
(Increase) Decrease in Accounts Receivable	109.7	120.5
(Increase) Decrease in Other Current Assets	8.7	6.1
Increase (Decrease) in Deferred Revenue	(38.2)	(28.7)
Increase (Decrease) in Accounts Payable	26.1	9.1
Increase (Decrease) in Accrued Liabilities	15.3	(23.7)
Increase (Decrease) in Other Accrued and Current Liabilities	9.9	12.6
Changes in Non-Current Assets and Liabilities, Net of Acquisitions:
(Increase) Decrease in Other Long-Term Assets	10.0	20.9
Net Increase (Decrease) in Long-Term Liabilities	(45.6)	(32.4)
Other Non-Cash Adjustments, Net	1.0	(2.3)
Net Cash Provided by Operating Activities from Continuing Operations	280.0	283.5
Net Cash Provided by Operating Activities from Discontinued Operations	—	6.4
Net Cash Provided by Operating Activities	280.0	289.9
Cash Flows from Investing Activities:
Proceeds from Sales of Businesses, Net of Cash Divested and Transaction Costs	(3.1)	151.6
Payments for Acquisitions of Businesses, Net of Cash Acquired	—	(444.2)
Proceeds from Maturity and (Payment) for Debt Security Investment	0.5	(6.3)
Cash Settlements of Foreign Currency Contracts	(5.5)	(10.3)
Capital Expenditures	(12.1)	(6.8)
Additions to Computer Software and Other Intangibles	(35.8)	(36.6)
Other	—	(0.1)
Net Cash Used in Investing Activities from Continuing Operations	(56.0)	(352.7)
Net Cash Used in Investing Activities from Discontinued Operations	—	(5.4)
Cash Flows Used In Investing Activities	(56.0)	(358.1)
Cash Flows from Financing Activities:
Net Proceeds from Stock-Based Plans	42.3	7.3
Payment of Debt Issuance Costs	—	(4.7)
Proceeds from Issuance of Long-Term Debt	—	298.8
Payments of Dividends	(52.7)	(50.0)
Proceeds from Borrowings on Credit Facilities	331.5	773.8
Payments of Borrowings on Credit Facilities	(528.9)	(965.4)
Payments of Borrowings on Term Loan Facilities	(15.0)	—
Excess Tax Benefit on Stock-Based Awards	7.1	2.8
Payment for Capital Lease and Other Long-Term Financing Obligation	(0.2)	(0.3)
Other	(3.1)	(0.6)
Net Cash (Used in) Provided by Financing Activities from Continuing Operations	(219.0)	61.7
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(39.8)	(19.0)
Increase (Decrease) in Cash and Cash Equivalents Before Classified to Asset as Held for Sale	(34.8)	(25.5)
Cash Classified as Asset Held for Sale	(3.6)	—
Cash and Cash Equivalents, Beginning of Period	$365.7	$319.4
Cash and Cash Equivalents, End of Period	$327.3	$293.9
Cash and Cash Equivalents of Discontinued Operations, End of Period	—	—
Cash and Cash Equivalents of Continuing Operations, End of Period	$327.3	$293.9
Supplemental Disclosure of Cash Flow Information:
Cash Paid for:
Income Taxes, Net of Refunds	$51.8	$50.3
Interest	$29.5	$24.0

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation Consolidated Statements of Shareholders’ Equity (Deficit) (Unaudited)

			For the Nine Months Ended September 30, 2016 and 2015
					(Amounts in millions)
	Common Stock ($0.01 Par Value)	Capital Surplus	Retained Earnings	Treasury Stock	Cumulative Translation Adjustment	Pension Liability Adjustment	Total Dun & Bradstreet Shareholders’ Equity (Deficit)	Noncontrolling Interest	Total Equity (Deficit)
Balance, December 31, 2014	$0.8	$279.3	$2,831.1	$(3,392.4)	$(233.4)	$(688.7)	$(1,203.3)	$8.7	$(1,194.6)
Net Income	—	—	92.1	—	—	—	92.1	3.1	95.2
Payment to Noncontrolling Interest	—	—	—	—	—	—	—	(0.6)	(0.6)
Equity-Based Plans	—	9.5	—	12.8	—	—	22.3	—	22.3
Pension Adjustments, net of tax expense of $9.8	—	—	—	—	—	18.2	18.2	—	18.2
Dividend Declared	—	—	(50.3)	—	—	—	(50.3)	—	(50.3)
Change in Cumulative Translation Adjustment	—	—	—	—	(36.1)	—	(36.1)	(0.6)	(36.7)
Balance, September 30, 2015	$0.8	$288.8	$2,872.9	$(3,379.6)	$(269.5)	$(670.5)	$(1,157.1)	$10.6	$(1,146.5)

Balance, December 31, 2015	$0.8	$292.2	$2,932.8	$(3,377.1)	$(291.7)	$(673.8)	$(1,116.8)	$11.5	$(1,105.3)
Net Income	—	—	19.4	—	—	—	19.4	3.5	22.9
Payment to Noncontrolling Interest	—	—	—	—	—	—	—	(1.7)	(1.7)
Equity-Based Plans	—	19.8	—	44.5	—	—	64.3	—	64.3
Pension Adjustments, net of tax expense of $7.0	—	—	—	—	—	13.8	13.8	—	13.8
Dividend Declared	—	—	(52.8)	—	—	—	(52.8)	—	(52.8)
Change in Cumulative Translation Adjustment	—	—	—	—	4.7	—	4.7	(0.2)	4.5
Balance, September 30, 2016	$0.8	$312.0	$2,899.4	$(3,332.6)	$(287.0)	$(660.0)	$(1,067.4)	$13.1	$(1,054.3)

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
All inter-company transactions have been eliminated in consolidation.
We manage and report our business through the following two segments:

•	Americas (which consists of our operations in the United States (“U.S.”), Canada and Latin America (which we divested in September 2016)); and

•
Non-Americas (which primarily consists of our operations in the United Kingdom (“U.K.”), the Netherlands (which we expect to divest in November 2016), Belgium (which we expect to divest in November 2016), Greater China, India and our Dun & Bradstreet Worldwide Network). See Note 14 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for further detail.

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
The prior period consolidated balance sheet was adjusted associated with the adoption of Accounting Standards Update (“ASU”) No. 2015-03 “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” in the first quarter of 2016. The impact was an adjustment of $7.1 million to the consolidated balance sheet at December 31, 2015. See Note 2 and Note 4 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for further detail.
In August of 2016, we announced the sale of our domestic operations in Belgium and Netherlands (“Benelux”) and Latin America, shifting these businesses into our Worldwide Network partnership model. Our Worldwide Network arrangements include long-term commercial agreements that provide our partners with access to key Dun & Bradstreet assets, including global data, brand usage, consulting and technology services. Historically, technology services were not classified as revenue as we viewed them as ancillary in nature. As a result of the above divestiture transactions, the ongoing technology services now represent activities that constitute part of our ongoing and central operations. Accordingly, we began to classify the technology fees to revenue in the third quarter of 2016. See Note 14 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for further detail on the divestitures.
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
Recently Issued Accounting Pronouncements
In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” The standard eliminates the exception within Topic 740 of the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. As a result of the removal of the exception, a reporting entity would recognize the tax expense from the sale of the asset in the seller's tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises in the buyer's jurisdiction would also be recognized at the time of the transfer. The standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017. Early adoption is permitted but the guidance can only be adopted in the first interim period of a fiscal year. Entities must apply the modified retrospective approach, with a cumulative-effect adjustment recorded in retained earnings as of the beginning of the period of the adoption. We do not expect the adoption of this authoritative guidance to have a material impact on our consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force).” The standard amends the guidance in ASC 230 on the classification of certain cash receipts and payments in the statement of cash flows. The standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017. Early adoption is permitted. Entities must apply the guidance retrospectively to all periods presented but may apply it prospectively from the earliest date practicable if retrospective application would be impracticable. The adoption of this authoritative guidance will not have a material impact on our consolidated financial statements.
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
The determination of when we accrue for severance costs and which standard applies depends on whether the termination benefits are provided under an ongoing arrangement as described in ASC 712-10 or under a one-time benefit arrangement as defined by ASC 420-10. Inherent in the estimation of the costs related to the restructurings are assessments related to the most likely expected outcome of the significant actions to accomplish the exit or disposal activities. In determining the charges related to the restructurings, we had to make estimates related to the expenses associated with the restructurings. These estimates may vary significantly from actual costs depending, in part, upon factors that may be beyond our control. We will continue to review the status of our restructuring obligations on a quarterly basis and, if appropriate, record changes to these obligations in current operations based on management’s most current estimates.
Three Months Ended September 30, 2016 vs. Three Months Ended September 30, 2015
During the three months ended September 30, 2016, we recorded a $3.2 million restructuring charge. This charge is comprised of:

•
Severance and termination costs of $3.2 million in accordance with the provisions of ASC 712-10. Approximately 70 employees were impacted. Of these 70 employees, approximately 60 employees exited the Company by the end of the third quarter of 2016, with the remaining primarily to exit by the end of the fourth quarter of 2016. The cash payments for these employees will be substantially completed by the end of the first quarter of 2017.

During the three months ended September 30, 2015, we recorded a $5.5 million restructuring charge. This charge is comprised of:

•
Severance and termination costs of $4.1 million in accordance with the provisions of ASC 712-10. Approximately 40 employees were impacted. Of these 40 employees, approximately 25 employees exited the Company by the end of the third quarter of 2015, with the remaining primarily having exited by the end of the fourth quarter of 2015. The cash payments for these employees were substantially completed by the end of the second quarter of 2016; and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

•	Contract termination, lease term obligations and other exit costs of $1.4 million, including those to consolidate or close facilities.

Nine Months Ended September 30, 2016 vs. Nine Months Ended September 30, 2015
During the nine months ended September 30, 2016, we recorded an $18.8 million restructuring charge. This charge is comprised of:

•
Severance and termination costs of $18.8 million in accordance with the provisions of ASC 712-10. Approximately 325 employees were impacted. Of these 325 employees, approximately 315 employees exited the Company by the end of the third quarter of 2016, with the remaining primarily to exit by the end of the fourth quarter of 2016. The cash payments for these employees will be substantially completed by the end of the first quarter of 2017.

During the nine months ended September 30, 2015, we recorded a $15.1 million restructuring charge. This charge is comprised of:

•
Severance and termination costs of $13.6 million in accordance with the provisions of ASC 712-10. Approximately 175 employees were impacted. Of these 175 employees, approximately 165 employees exited the Company by the end of the third quarter of 2015, with the remaining primarily having exited by the end of the fourth quarter of 2015. The cash payments for these employees were substantially completed by the end of the second quarter of 2016; and

•	Contract termination, lease term obligations and other exit costs of $1.5 million, including those to consolidate or close facilities.

The following tables set forth, in accordance with ASC 712-10 and/or ASC 420-10, the restructuring reserves and utilization:

	Severance and Termination	Contract Termination, Lease Termination Obligations and Other Exit Costs	Total
Restructuring Charges:
Balance Remaining as of December 31, 2015	$18.6	$2.3	$20.9
Charge Taken during First Quarter 2016	9.7	—	9.7
Payments during First Quarter 2016	(10.1)	(0.3)	(10.4)
Balance Remaining as of March 31, 2016	$18.2	$2.0	$20.2
Charge Taken during the Second Quarter 2016	5.9	—	5.9
Payments during Second Quarter 2016	(10.0)	(0.4)	(10.4)
Balance Remaining as of June 30, 2016	$14.1	$1.6	$15.7
Charge Taken during the Third Quarter 2016	$3.2	$—	$3.2
Payments during Third Quarter 2016	(7.6)	(0.1)	(7.7)
Balance Remaining as of September 30, 2016	$9.7	$1.5	$11.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

	Severance and Termination	Contract Termination, Lease Termination Obligations and Other Exit Costs	Total
Restructuring Charges:
Balance Remaining as of December 31, 2014	$8.1	$1.8	$9.9
Charge Taken during First Quarter 2015	4.7	0.1	4.8
Payments during First Quarter 2015	(2.5)	(0.3)	(2.8)
Balance Remaining as of March 31, 2015	$10.3	$1.6	$11.9
Charge Taken during Second Quarter 2015	4.8	—	4.8
Payments during Second Quarter 2015	(5.3)	(0.3)	(5.6)
Balance Remaining as of June 30, 2015	$9.8	$1.3	$11.1
Charge Taken during Third Quarter 2015	$4.1	$1.4	$5.5
Payments during Third Quarter 2015	(4.9)	—	(4.9)
Balance Remaining as of September 30, 2015	$9.0	$2.7	$11.7

Note 4 --	Notes Payable and Indebtedness
Our borrowings are summarized in the following table:

		September 30, 2016		December 31, 2015
	Maturity	Principal Amount	Carrying Value	Principal Amount	Carrying Value

Debt Maturing Within One Year:
Term Loan Facility		$20.0	$20.0	$20.0	$20.0
Total Short-Term Debt		$20.0	$20.0	$20.0	$20.0

Debt Maturing After One Year:
3.25% senior notes issued in December 2012 (1) (4) (5)	December 1, 2017	$450.0	$449.2	$450.0	$448.7
4.375% senior notes issued in December 2012 (2) (4) (5)	December 1, 2022	300.0	296.7	300.0	296.3
4.00% senior notes issued in June 2015 (3) (4) (6)	June 15, 2020	300.0	297.1	300.0	296.5
Term Loan Facility (7)	November 13, 2020	360.0	358.6	375.0	373.3
Revolving Credit Facility	July 23, 2019	184.8	184.8	382.2	382.2
Commercial Paper Program		—	—	—	—
Total Long-Term Debt		$1,594.8	$1,586.4	$1,807.2	$1,797.0
(1) The notes were issued at a discount of less than $0.1 million with a remaining balance of less than $0.1 million at September 30, 2016. In connection with the issuance, we incurred underwriting and other fees of approximately $3.4 million, with a remaining balance of $0.8 million as of September 30, 2016.

(2)
The notes were issued at a discount of $2.9 million with a remaining balance of $1.8 million at September 30, 2016. In connection with the issuance, we incurred underwriting and other fees of approximately $2.5 million, with a remaining balance of $1.5 million as of September 30, 2016.

(3) The notes were issued at a discount of $1.2 million with a remaining balance of $0.9 million at September 30, 2016. In connection with the issuance, we incurred underwriting and other fees of approximately $2.9 million, with a remaining balance of $2.0 million as of September 30, 2016.
(4) The notes contain certain covenants that limit our ability to create liens, enter into sale and leaseback transactions and consolidate, merge or sell assets to another entity. We were in compliance with these non-financial covenants at September 30, 2016 and December 31, 2015. The notes do not contain any financial covenants.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

(5) The interest rates are subject to upward adjustment if our debt ratings decline three levels below the Standard & Poor’s® and/or Fitch® BBB+ credit ratings that we held on the date of issuance. After a rate adjustment, if our debt ratings are subsequently upgraded, the adjustment(s) would reverse. The maximum adjustment is 2.00% above the initial interest rates and the rates cannot adjust below the initial interest rates. As of September 30, 2016, no such adjustments to the interest rates were required.
(6) The interest rate is subject to an adjustment if our debt ratings decline one level below the Standard & Poor’s BBB- credit rating and/or two levels below the Fitch BBB credit rating that we held on the date of issuance. After a rate adjustment, if our debt ratings are subsequently upgraded, the adjustment(s) would reverse. The maximum adjustment is 2.00% above the initial interest rate and the rate cannot adjust below the initial interest rate. As of September 30, 2016, no such adjustment to the interest rate was required.

(7)	In connection with the placement of the term loan facility, we incurred $1.9 million in structuring and other fees, with a remaining balance of $1.4 million as of September 30, 2016.

In the first quarter of 2016, we adopted ASU No. 2015-03. As required, the guidance was applied retrospectively to all prior periods. Accordingly, we have reclassified balances related to debt issuance costs from “Other Non-Current Assets” to “Long Term Debt” for all prior periods. Debt issuance costs are presented as a direct deduction from the carrying amount of the related debt liability. The impact to our consolidated balance sheet was $5.7 million and $7.1 million at September 30, 2016 and December 31, 2015, respectively.
Term Loan Facility

On May 14, 2015, we entered into a delayed draw unsecured term loan facility which provided for borrowings in the form of up to two drawdowns in an aggregate principal amount of up to $400 million at any time up to and including November 15, 2015 (the “term loan facility”). The term loan facility matures five years from the date of the initial drawdown. Proceeds under the term loan facility were designated to be used for general corporate purposes including the refinancing of the 2.875% senior notes that matured in November 2015 and the repayment of borrowings outstanding under the $1 billion revolving credit facility. Borrowings under the term loan facility bear interest at a rate of LIBOR plus a spread of 137.5 basis points. Our initial draw down under the term loan facility in the amount of $400 million was made in November 2015, establishing a facility maturity of November 2020. We also committed to repay the borrowings in prescribed installments over the five year period. Repayments expected to be made within one year are classified as “Short-Term Debt” and the remaining outstanding balance is classified as “Long-Term Debt.” The weighted average interest rates associated with the outstanding balances as of September 30, 2016 and December 31, 2015 were 1.90% and 1.73%, respectively.
The term loan facility requires the maintenance of interest coverage and total debt to Earnings Before Income Taxes, Depreciation and Amortization (“EBITDA”) ratios, which are defined in the term loan facility credit agreement and which are generally identical to those contained in the $1 billion revolving credit facility. We were in compliance with the term loan facility financial and non-financial covenants at September 30, 2016 and December 31, 2015.
Revolving Credit Facility and Commercial Paper Program

We currently have a $1 billion revolving credit facility maturing in July 2019. Borrowings under the $1 billion revolving credit facility bear interest at a rate of LIBOR plus a spread of 110.0 basis points. The revolving credit facility requires the maintenance of interest coverage and total debt to EBITDA ratios which are defined in the $1 billion revolving credit facility credit agreement. We were in compliance with the $1 billion revolving credit facility financial and non-financial covenants at September 30, 2016 and December 31, 2015.
In accordance with ASC 470, “Debt,” a short-term obligation that will be refinanced with successive short-term obligations may be classified as non-current as long as the cumulative period covered by the financing agreement is uninterrupted and extends beyond one year.  Accordingly, the outstanding balances under the revolving credit facility were classified as “Long-Term Debt” as of September 30, 2016 and December 31, 2015, respectively. The weighted average interest rates associated with the outstanding balances as of September 30, 2016 and December 31, 2015 were 1.70% and 1.51%, respectively.

We borrowed under this facility from time to time during the nine months ended September 30, 2016 and the year ended December 31, 2015 to supplement the timing of receipts in order to fund our working capital. We also borrowed under this facility during the year ended December 31, 2015 to fund the acquisition of NetProspex and a portion of the consideration for Dun & Bradstreet Credibility Corp (“DBCC”). This facility also supports our commercial paper program. Under this program,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

we may issue from time to time unsecured promissory notes in the commercial paper market in private placements exempt from registration under the Securities Act of 1933, as amended, for a cumulative face amount not to exceed $800 million outstanding at any one time and with maturities not exceeding 364 days from the date of issuance. Outstanding commercial paper would effectively reduce the amount available for borrowing under our $1 billion revolving credit facility. We did not borrow under our commercial paper program during the nine months ended September 30, 2016 or during the year ended December 31, 2015.
Other
At September 30, 2016 and December 31, 2015, we were contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties totaling $2.7 million and $2.6 million, respectively.
Interest paid for all outstanding debt totaled $29.5 million and $24.0 million during the nine months ended September 30, 2016 and 2015, respectively.

Note 5 --	Earnings Per Share
We assess if any of our share-based payment transactions are deemed participating securities prior to vesting and therefore need to be included in the earnings allocation when computing Earnings Per Share (“EPS”) under the two-class method. The two-class method requires earnings to be allocated between common shareholders and holders of participating securities. All outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be a separate class of common stock and should be included in the calculation of basic and diluted EPS. Based on a review of our stock-based awards, we have determined that for each of the three month and nine month periods ended September 30, 2016 and 2015, none of our outstanding awards were deemed to be participating securities.
Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the dilutive effect of common shares potentially issuable in connection with awards outstanding under our stock incentive plans (i.e., restricted stock units, stock options and contingently issuable shares) for the period. However, in the case of a net loss, the dilutive effect of the awards outstanding under our stock incentive plans are not included in the computation of the diluted loss per share as the effect of including these shares in the calculation would be anti-dilutive. The dilutive effect of awards outstanding under our stock incentive plans reflected in diluted earnings per share is calculated under the treasury stock method.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders – Basic and Diluted	$(28.5)	$59.2	$20.3	$128.3
Loss from Discontinued Operations – Net of Income Taxes	(0.9)	(0.2)	(0.9)	(36.2)
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders – Basic and Diluted	$(29.4)	$59.0	$19.4	$92.1
Weighted Average Number of Shares Outstanding – Basic	36.6	36.1	36.4	36.1
Dilutive Effect of Our Stock Incentive Plans	—	0.3	0.3	0.3
Weighted Average Number of Shares Outstanding – Diluted	36.6	36.4	36.7	36.4
Basic Earnings (Loss) Per Share of Common Stock:
Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$(0.78)	$1.64	$0.56	$3.56
Loss from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	(0.02)	(0.01)	(0.03)	(1.01)
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders	$(0.80)	$1.63	$0.53	$2.55
Diluted Earnings (Loss) Per Share of Common Stock:
Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$(0.78)	$1.63	$0.55	$3.53
Loss from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	(0.02)	(0.01)	(0.02)	(1.00)
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders	$(0.80)	$1.62	$0.53	$2.53

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

The weighted average number of shares outstanding used in the computation of diluted earnings (loss) per share excluded the effect of outstanding common shares potentially issuable totaling 330,813 shares and 14,793 shares for the three month and nine month periods ended September 30, 2016, respectively, as compared to 77,718 shares and 73,024 shares for the three month and nine month periods ended September 30, 2015, respectively. These potentially issuable common shares were not included in the calculation of diluted earnings (loss) per share because their effect would be anti-dilutive.
No shares were repurchased during the three month and nine month periods ended September 30, 2016 and 2015. We currently have in place a $100 million share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and Employee Stock Purchase Program, and to be used for discretionary share repurchases from time to time. This program was approved by our Board of Directors in August 2014 and will remain open until it has been fully utilized. There is currently no definitive timeline under which the program will be completed. As of September 30, 2016, we have not yet commenced repurchasing under this program.

Note 6 -- Other Accrued and Current Liabilities

	September 30, 2016	December 31, 2015
Restructuring Accruals	$11.2	$20.9
Professional Fees (1)	34.1	29.1
Operating Expenses	48.6	45.0
Other Accrued Liabilities (2)	60.5	27.6
	$154.4	$122.6

(1)	The increase in professional fees from December 31, 2015 to September 30, 2016 was primarily related to technology spending as a result of our strategic investments.

(2)
The increase in other accrued liabilities from December 31, 2015 to September 30, 2016 was primarily related to the accrual for legal matters of approximately $28 million recorded in the second quarter of 2016. See Note 7 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for further detail.

Note 7 -- Contingencies
We are involved in legal proceedings, claims and litigation arising in the ordinary course of business for which we believe that we have adequate reserves, and such reserves are not material to the consolidated financial statements. We record a liability when management believes that it is both probable that a liability has been incurred and we can reasonably estimate the amount of the loss. For such matters where management believes a liability is not probable but is reasonably possible, a liability is not recorded; instead, an estimate of loss or range of loss, if material individually or in the aggregate, is disclosed if reasonably estimable, or a statement will be made that an estimate of loss cannot be made. Once we have disclosed a matter that we believe is or could be material to us, we continue to report on such matter until there is finality of outcome or until we determine that disclosure is no longer warranted. Further, other than specifically stated below to the contrary, we believe our estimate of the aggregate range of reasonably possible losses, in excess of established reserves, for our legal proceedings was not material at September 30, 2016. In addition, from time to time, we may be involved in additional matters, which could become material and for which we may also establish reserve amounts, as discussed below. In accordance with ASC 450, “Contingencies,” or “ASC 450,” during the three months ended June 30, 2016, we accrued approximately $28 million with respect to the matters set forth below.
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
During the three month and nine month periods ended September 30, 2016, we incurred $0.4 million and $1.6 million, respectively, of legal and other professional fees related to matters in China as compared to $0.5 million and $1.7 million of legal and other professional fees related to matters in China for the three month and nine month periods ended September 30, 2015, respectively.
As our investigation and our discussions with both the SEC and DOJ are ongoing, we cannot yet predict the ultimate outcome of the matter or its ultimate impact on our business, financial condition or results of operations. Based on our discussions with the SEC and DOJ, including indications from the SEC of its estimate of the amount of net benefit potentially earned by the Company as a result of the challenged activities, we continue to believe that it is probable that the Company will incur a loss related to the government’s investigation. The DOJ also advised the Company in February 2015 that they will be proposing terms of a potential settlement, but we are unable to predict the timing or terms of any such proposal. We continue to have follow-up meetings with the SEC and DOJ, most recently meeting with the SEC in June 2016 and with the DOJ in October 2016, and the parties are still discussing the evidence and other factors to help bring this matter to resolution. In our June 2016 meetings with the SEC, the SEC provided us with its current net benefit calculations, but has not indicated whether it will impose additional penalties. In accordance with ASC 450, an amount in respect of this matter has been accrued in the consolidated financial statements during the second quarter of 2016. We are still in discussions with the DOJ to determine what range of penalties the DOJ might propose. Accordingly, we remain unable at this time to reasonably estimate the final amount or ultimate range of any loss, although it is possible that the amount of such additional loss could be material.
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
On September 16, 2015, plaintiff filed reply briefs in support of the motions for class certification. At the request of the parties, on October 30, 2015, the Court entered an order striking plaintiff’s class certification motions without prejudice and striking all upcoming deadlines while the parties negotiated a written settlement agreement. On February 11, 2016, the parties entered into a written settlement term sheet, and on May 16, 2016 the parties executed a settlement agreement, which was subject to Court approval. On May 17, 2016, plaintiff filed an Unopposed Motion for Preliminary Approval of the Class Action Settlement. On August 9, 2016, the Court denied plaintiff’s motion without prejudice and directed the parties to file either a renewed motion for preliminary approval of the class action settlement or a joint status report. On October 14, 2016, the parties entered into an amended settlement agreement, which amended some of the non-monetary terms of the agreement. On the same day, plaintiff filed with the Court the amended settlement agreement together with an unopposed renewed motion for preliminary approval of the amended settlement. The Court has not yet ruled on the motion.
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
On March 4, 2014, in response to a direction from the Ohio court, Die-Mension withdrew its original complaint and filed an amended complaint. The amended complaint contains the same substantive allegations as the original complaint, but limits the purported class to small businesses in Ohio that purchased the CreditBuilder product. On March 12, 2014, DBCC agreed to waive service of the amended complaint and on March 13, 2014, the Company agreed to waive service. On May 5, 2014, the Company and DBCC filed a Joint Motion to Transfer the litigation to the Western District of Washington. On June 9, 2014, the Ohio court issued an order granting the Defendants’ Joint Motion to Transfer. On June 22, 2014, the case was transferred to the Western District of Washington. Pursuant to an order entered on December 17, 2014 by the Washington court, this case was coordinated for pre-trial discovery purposes with related cases transferred to the Western District of Washington. On January 6, 2015, the Court entered a stipulation and order setting forth the case management schedule. On January 15, 2015, Defendants filed motions to dismiss the amended complaint. In response, Die-Mension filed a second amended complaint on March 13, 2015. On April 3, 2015, Defendants filed motions to dismiss the second amended complaint, and on May 22, 2015, Die-Mension filed its oppositions to the motions. Defendants filed reply briefs on June 12, 2015. On July 17, 2015, Die-Mension filed motions for class certification against the Company and DBCC. On September 9, 2015, the Washington court entered an order denying the Company’s motion to dismiss, and on September 10, 2015, it entered an order granting DBCC’s motion to dismiss without prejudice. At the request of the parties, on October 30, 2015, the Court entered an order striking plaintiff’s class certification motions without prejudice and striking all upcoming deadlines while the parties negotiated a written settlement agreement. On February 11, 2016, the parties entered into a written settlement term sheet, and on May 16, 2016, the parties executed a settlement agreement, which was subject to Court approval. On May 17, 2016, plaintiff filed an Unopposed Motion for Preliminary Approval of the Class Action Settlement. On August 9, 2016, the Court denied plaintiff’s motion without prejudice and directed the parties to file either a renewed motion for preliminary approval of the class action settlement or a joint status report. On October 14, 2016, the parties entered into an amended settlement agreement, which amended some of the non-monetary terms of the agreement. On the same day, plaintiff filed with the Court the amended settlement agreement together with an unopposed renewed motion for preliminary approval of the amended settlement. The Court has not yet ruled on the motion.
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
On March 31, 2014, the Company agreed to waive service of the complaint and on April 2, 2014, DBCC agreed to waive service. On June 13, 2014, the Company and DBCC filed a Joint Unopposed Motion to Transfer the litigation to the Western District of Washington. On July 2, 2014, the California court granted the Defendants’ Joint Motion to Transfer, and on July 8, 2014, the case was transferred to the Western District of Washington. Pursuant to an order entered on December 17, 2014 by the Washington court, this case was coordinated for pre-trial discovery purposes with related cases transferred to the Western District of Washington. On January 6, 2015, the Court entered a stipulation and order setting forth the case management schedule. On January 15, 2015, Defendants filed motions to dismiss the complaint. In response, plaintiffs filed an amended complaint on March 13, 2015. On April 3, 2015, Defendants filed motions to dismiss the amended complaint, and on May 22, 2015, plaintiffs filed their oppositions to the motions. Defendants filed reply briefs on June 12, 2015. On July 17, 2015, Plaintiffs filed motions for class certification against the Company and DBCC. On September 9, 2015, the Washington court entered an order denying the Company’s motion to dismiss. At the request of the parties, on October 30, 2015, the Court entered an order striking plaintiff’s class certification motions and DBCC’s motion to dismiss without prejudice and striking all upcoming deadlines while the parties negotiated a written settlement agreement. On February 11, 2016, the parties entered into a written settlement term sheet, and on May 16, 2016, the parties executed a settlement agreement, which was subject to Court approval. On May 17, 2016, plaintiffs filed an Unopposed Motion for Preliminary Approval of the Class Action Settlement. On August 9, 2016, the Court denied plaintiffs' motion without prejudice and directed the parties to file either a renewed motion for preliminary approval of the class action settlement or a joint status report. On October 14, 2016, the parties entered into an amended settlement agreement, which amended some of the non-monetary terms of the agreement. On the same day, plaintiffs filed with the Court the amended settlement agreement together with an unopposed renewed motion for preliminary approval of the amended settlement. The Court has not yet ruled on the motion.
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
On June 18, 2014, DBCC agreed to waive service of the complaint and on June 26, 2014, the Company agreed to waive service of the complaint. On August 4, 2014, the Company and DBCC filed a Joint Unopposed Motion to Transfer the litigation to the Western District of Washington. On September 8, 2014, the North Carolina court granted the motion to transfer, and on September 9, 2014, the case was transferred to the Western District of Washington. Pursuant to an order entered on December 17, 2014 by the Washington court, this case was coordinated for pre-trial discovery purposes with related cases transferred to the Western District of Washington. On January 6, 2015, the Court entered a stipulation and order setting forth the case management schedule. On January 15, 2015, Defendants filed motions to dismiss the complaint. In response, Flow Sciences filed an amended complaint on March 13, 2015. On April 3, 2015, Defendants filed motions to dismiss the amended complaint, and on May 22, 2015, Flow Science filed its oppositions to the motions. Defendants filed reply briefs on June 12, 2015. On July 17, 2015, Flow Sciences filed motions for class certification against the Company and DBCC. On September 9, 2015, the Washington court entered an order denying the Company’s motion to dismiss and on October 19, 2015, it entered an order denying DBCC’s motion to dismiss. At the request of the parties, on October 30, 2015,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

the Court entered an order striking plaintiff’s class certification motions without prejudice and striking all upcoming deadlines while the parties negotiated a written settlement agreement. On February 11, 2016, the parties entered into a written settlement term sheet, and on May 16, 2016, the parties executed a settlement agreement, which was subject to Court approval. On May 17, 2016, plaintiff filed an Unopposed Motion for Preliminary Approval of the Class Action Settlement. On August 9, 2016, the Court denied plaintiff’s motion without prejudice and directed the parties to file either a renewed motion for preliminary approval of the class action settlement or a joint status report. On October 14, 2016, the parties entered into an amended settlement agreement, which amended some of the non-monetary terms of the agreement. On the same day, plaintiff filed with the Court the amended settlement agreement together with an unopposed renewed motion for preliminary approval of the amended settlement.The Court has not yet ruled on the motion.
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
On June 26, 2014, the Company agreed to waive service of the complaint, and on July 2, 2014, DBCC agreed to waive service. On July 29, 2014, the Company and DBCC filed a Joint Unopposed Motion to Transfer the litigation to the Western District of Washington. On July 31, 2014, the New Jersey court granted the Defendants’ Joint Motion to Transfer, and the case was transferred to the Western District of Washington on August 20, 2014. Pursuant to an order entered on December 17, 2014 by the Washington court, this case was coordinated for pre-trial discovery purposes with related cases transferred to the Western District of Washington. On January 6, 2015, the Court entered a stipulation and order setting forth the case management schedule. On January 15, 2015, Defendants filed motions to dismiss the complaint. In response, Altaflo filed an amended complaint on March 13, 2015. On April 3, 2015, Defendants filed motions to dismiss the amended complaint, and on May 22, 2015, Altaflo filed its oppositions to the motions. Defendants filed reply briefs on June 12, 2015. On July 17, 2015, Altaflo filed motions for class certification against the Company and DBCC. On September 9, 2015, the Washington court entered an order denying the Company’s motion to dismiss, and on October 19, 2015, it entered an order granting DBCC’s motion to dismiss without prejudice. At the request of the parties, on October 30, 2015, the Court entered an order striking plaintiff’s class certification motions without prejudice and striking all upcoming deadlines while the parties negotiated a written settlement agreement. On February 11, 2016, the parties entered into a written settlement term sheet, and on May 16, 2016, the parties executed a settlement agreement, which was subject to Court approval. On May 17, 2016, plaintiff filed an Unopposed Motion for Preliminary Approval of the Class Action Settlement. On August 9, 2016, the Court denied plaintiff’s motion without prejudice and directed the parties to file either a renewed motion for preliminary approval of the class action settlement or a joint status report. On October 14, 2016, the parties entered into an amended settlement agreement, which amended some of the non-monetary terms of the agreement. On the same day, plaintiff filed with the Court the amended settlement agreement together with an unopposed renewed motion for preliminary approval of the amended settlement. The Court has not yet ruled on the motion.
Our ultimate liability related to this matter is contingent upon our insurance coverage and we do not expect the impact will be material to our financial results (see further discussion of Sentry matter below).
Sentry Insurance, a Mutual Company v. The Dun & Bradstreet Corporation and Dun & Bradstreet, Inc., No. 2:15-cv-01952 (SRC) (D.N.J.)
On March 17, 2015, Sentry Insurance filed a Declaratory Judgment Action in the United States District Court for the District of New Jersey against The Dun & Bradstreet Corporation and Dun & Bradstreet, Inc. (collectively, the “Company”). The Complaint seeks a judicial declaration that Sentry, which issued a General Commercial Liability insurance policy (the “CGL Policy”), to the Company, does not have a duty under the CGL Policy to provide the Company with a defense or indemnification in connection with five putative class action complaints (the “Class Actions”) filed against the Company and DBCC. Against the Company, the Class Actions complaints allege negligence, defamation and violations of state laws prohibiting unfair and deceptive practices in connection with DBCC’s marketing and sale of credit monitoring products. Sentry’s Complaint alleges that the Company is not entitled to a defense or indemnification for any losses it sustains in the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

Class Actions because the underlying claims in the Class Actions fall within various exceptions in the CGL policy, including exclusions for claims: (i) that arise from Dun and Bradstreet’s provision of “professional services”; (ii) that are based on intentional or fraudulent acts; and (iii) that are based on conduct that took place prior to the beginning of the CGL Policy periods. We do not believe the exclusions are applicable under governing law interpreting similar provisions. On March 26, 2015, Sentry filed and served an Amended Complaint which added several exhibits but did not otherwise materially differ from the original Complaint. The Company filed an Answer to the Amended Complaint on April 16, 2015 and also asserted counterclaims. A preliminary conference with the Court was held on July 28, 2015 and the parties subsequently served their respective document demands and interrogatories, although no documents have been exchanged yet. In addition, the parties have held informal discussions regarding a possible resolution including the possibility of mediating the dispute. The litigation was temporarily stayed to accommodate the parties’ efforts to resolve the dispute amicably, but the stay has expired. The parties have been unable to settle the matter. On June 30, 2016, the Company filed a motion to join National Union Fire Insurance Company of Pittsburgh as an additional party due to National Union’s separate obligations under an errors & omissions policy to indemnify the Company for its losses in the Class Actions. The motion to join National Union was granted and, on August 2, 2016, the Company filed a Third Party Complaint. On October 31, 2016, National Union filed its Answer to the Company’s Complaint. A discovery conference with the Court is scheduled for November 16, 2016. As discussed above, at the Court’s direction, the parties in the underlying Class Actions have negotiated amendments to the settlement agreement in the Class Actions and on October 14, 2016, plaintiffs filed a renewed motion seeking preliminary approval of the amended class action settlement. The Company and National Union have discussed entering into an Interim Funding Agreement, under which National Union would fund the Company’s share of the settlement amount in the Class Actions (less the policy’s retention), with both the Company and National Union continuing to reserve their respective rights. The proposed Interim Funding Agreement has not been formally negotiated or finalized at this time. The Company is continuing to investigate the allegations in this matter, and discovery in this action is still in the very early stages. In accordance with ASC 450, we therefore do not have sufficient information upon which to determine that a loss in connection with this matter is probable, reasonably possible or estimable, and thus no reserve has been established nor has a range of loss been disclosed.
Jeffrey A. Thomas v. Dun & Bradstreet Credibility Corp., No. 2:15 cv 03194-BRO-GJS (C.D. Cal.)
On April 28, 2015, Jeffrey A. Thomas (“Plaintiff”) filed suit against DBCC in the United States District Court for the Central District of California. The complaint alleges that DBCC violated the Telephone Consumer Protection Act (“TCPA”) (47 U.S.C. § 227) because it placed telephone calls to Plaintiff’s cell phone using an automatic telephone dialing system (“ATDS”). The TCPA generally prohibits the use of an ATDS to place a call to a cell phone for non-emergency purposes and without the prior express written consent of the called party. The TCPA provides for statutory damages of $500 per violation, which may be trebled to $1,500 per violation at the discretion of the court if the plaintiff proves the defendant willfully violated the TCPA. Plaintiff sought to represent a class of similarly situated individuals who received calls on their cell phones from an ATDS. DBCC was served with a copy of the summons and complaint on April 30, 2015. On May 22, 2015, the Company made a statutory offer of judgment. Plaintiff did not respond to the offer. DBCC filed a motion to dismiss the complaint on June 12, 2015, which the Court denied on August 5, 2015. DBCC filed an Answer and asserted its Affirmative Defenses on November 12, 2015. Discovery commenced and the Court issued a schedule for amended pleadings, discovery, the filing of any class certification motion and trial.
During the discovery period, the parties agreed to attempt to settle the dispute through mediation. On June 2, 2016, the parties conducted one day of mediation, and shortly after the mediation, the parties reached an agreement to settle the dispute on a class-wide basis. Since that time the parties have finalized a written settlement agreement and all attendant documents. On September 8, 2016, Plaintiff filed an unopposed motion seeking preliminary approval of the class action settlement. On September 26, 2016, the parties appeared for a hearing on the motion for preliminary approval, after which the Court entered an Order granting the motion, conditionally certifying a settlement class, approving the class action settlement and approving the parties’ plan to give notice to class members. The Court scheduled a final approval hearing for March 20, 2017, after the settlement has been administered.
In accordance with ASC 450, a reserve has been accrued by the Company for this matter in the consolidated financial statements during the second quarter of 2016.
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

Note 8 -- Income Taxes
For the three months ended September 30, 2016, our effective tax rate was (243.2)% as compared to 5.0% for the three months ended September 30, 2015. The negative effect to the effective tax rate in 2016 is attributable to the loss on the divestiture of our operations in Benelux and Latin America, most of which is attributable to the release of a cumulative foreign currency translation loss, that is not deductible for tax purposes. In addition, the current quarter's effective tax rate was negatively impacted by a lower tax benefit resulting from the release of reserves for uncertain tax positions in the current year period as compared to the prior year period. For the three months ended September 30, 2016, we released $6.2 million compared with $19.2 million for three months ended September 30, 2015 both primarily as a result of the expiration of statute of limitations for the 2012 and 2011 tax years, respectively. For the three months ended September 30, 2016, there are no known changes in our effective tax rate that either have had or that we expect may reasonably have a material impact on our operations or future performance.
For the nine months ended September 30, 2016, our effective tax rate was 68.4% as compared to 22.2% for the nine months ended September 30, 2015. The increase in the effective tax rate for 2016 is primarily attributable to: (i) the loss on the divestiture of our operations in Benelux and Latin America, most of which is attributable to the release of a cumulative foreign currency translation loss, that is not deductible for tax purposes; (ii) a non-deductible expense in the second quarter of 2016 related to the legal reserve associated with the ongoing SEC and DOJ investigation of our China operations; and (iii) a lower tax benefit recognized associated with the release of reserves for uncertain tax positions in the current year period ($6.2 million during the nine month period ended September 30, 2016 compared to $19.2 million for the prior year similar period) primarily due to the expiration of statute of limitations. For the nine months ended September 30, 2016, there are no known changes in our effective tax rate that either have had or that we expect may reasonably have a material impact on our operations or future performance.
The total amount of gross unrecognized tax benefits as of September 30, 2016 was $5.6 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $2.7 million, net of related tax benefits.
We or one of our subsidiaries file income tax returns in the U.S. federal, and various state, local and foreign jurisdictions. In the U.S. federal jurisdiction, we are no longer subject to examination by the Internal Revenue Service (“IRS”) for years prior to 2013. In state and local jurisdictions, with a few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2011. In foreign jurisdictions, with a few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2010.
We recognize accrued interest expense related to unrecognized tax benefits in income tax expense. The total amount of interest expense recognized for the three month and nine month periods ended September 30, 2016 was $0.1 million and $0.3 million, respectively, net of tax benefits, as compared to $0.1 million and $0.4 million, net of tax benefits, for the three month and nine month periods ended September 30, 2015, respectively. The total amount of accrued interest as of September 30, 2016 was $0.2 million, net of tax benefits, as compared to $0.4 million, net of tax benefits, as of September 30, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

Note 9 -- Pension and Postretirement Benefits
The following table sets forth the components of the net periodic cost (income) associated with our pension plans and our postretirement benefit obligations:

	Pension Plans				Postretirement Benefit Obligations
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015	2016	2015	2016	2015
Components of Net Periodic Cost (Income):
Service Cost	$0.8	$1.1	$2.3	$3.1	$0.1	$0.2	$0.5	$0.6
Interest Cost	15.1	18.7	44.9	55.4	0.1	0.1	0.3	0.4
Expected Return on Plan Assets	(23.9)	(25.8)	(72.5)	(77.1)	—	—	—	—
Amortization of Prior Service Cost (Credit)	0.1	—	0.2	0.2	(0.4)	(0.8)	(1.2)	(1.1)
Recognized Actuarial Loss (Gain)	9.7	10.6	29.0	32.0	(0.3)	(0.1)	(1.1)	(1.1)
Net Periodic Cost (Income)	$1.8	$4.6	$3.9	$13.6	$(0.5)	$(0.6)	$(1.5)	$(1.2)
Effective January 1, 2016, we changed the approach used to measure service and interest cost components of net periodic benefit costs for our pension and postretirement benefit plans. Previously, we measured service and interest costs utilizing a single weighted average discount rate derived from the yield curve used to measure the plan obligations. For 2016, we elected to measure service and interest costs by applying the specific spot rates along that yield curve to the plans’ liability cash flows (“Spot Rate Approach”). We believe the new approach provides a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows and their corresponding spot rates on the yield curve. This change does not affect the measurement of our plan obligations and it is accounted for as a change in accounting estimate, which is applied prospectively. This change in estimate is expected to reduce our 2016 pension and postretirement net periodic cost by approximately $14 million compared to the prior estimate of approximately $19 million discussed in our Annual Report on Form 10-K for the year ended December 31, 2015. The reduction in pension and postretirement net periodic cost is primarily driven by the lower interest cost related to the U.S. Qualified Plan. The weighted average discount rate used to develop the 2016 interest and service cost for the U.S. Qualified Plan under the Spot Rate Approach was 3.04%. The weighted average discount rate used to measure the benefit obligation for the U.S. Qualified plan as of December 31, 2015 was 3.89%.
We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015 that we expected to contribute approximately $29 million to our U.S. Non-Qualified plans and non-U.S. pension plans and $2 million to our postretirement benefit plan for the year ended December 31, 2016. As of September 30, 2016, we have made contributions to our U.S. Non-Qualified and non-U.S. pension plans of $21.1 million and we have made contributions of $0.9 million to our postretirement benefit plan. We expect contributions to the postretirement benefit plan to be approximately $1.5 million for the year ended December 31, 2016. The lower contributions to the postretirement benefit plan in 2016 as compared to our prior estimate discussed in our Annual Report on Form 10-K for the year ended December 31, 2015 was primarily due to subsidies received under the previous retiree medical program covered by a group-based company sponsored Medicare Part D program.
Note 10 -- Segment Information

The operating segments reported below are our segments for which separate financial information is available and upon which operating results are evaluated by management on a timely basis to assess performance and to allocate resources.
We manage and report our business through two segments:

•	Americas (which consists of our operations in the U.S., Canada and Latin America (which we divested in September 2016)); and

•
Non-Americas (which primarily consists of our operations in the U.K., the Netherlands (which we expect to divest in November 2016), Belgium (which we expect to divest in November 2016), Greater China, India and our Dun & Bradstreet Worldwide Network).

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Americas	$338.8	$328.4	$974.9	$912.2
Non-Americas	74.0	77.8	211.7	225.6
Consolidated Total	$412.8	$406.2	$1,186.6	$1,137.8
Operating Income (Loss):
Americas	$100.6	$86.4	$253.9	$221.5
Non-Americas	20.0	22.8	47.2	63.4
Total Segments	120.6	109.2	301.1	284.9
Corporate and Other (1)	(23.8)	(24.2)	(104.6)	(76.6)
Consolidated Total	96.8	85.0	196.5	208.3
Non-Operating Income (Expense) - Net (2)	(105.0)	(22.7)	(130.6)	(43.3)
Income (Loss) Before Provision for Income Taxes and Equity in Net Income of Affiliates	$(8.2)	$62.3	$65.9	$165.0

(1)	The following table summarizes “Corporate and Other:”

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Corporate Costs	$(20.0)	$(17.4)	$(57.5)	$(49.8)
Restructuring Expense	(3.2)	(5.5)	(18.8)	(15.1)
Acquisition-Related Costs (a)	(0.2)	(0.8)	(0.8)	(10.0)
Accrual for Legal Matters (b)	—	—	(26.0)	—
Legal and Other Professional Fees and Shut-Down Costs Related to Matters in China	(0.4)	(0.5)	(1.5)	(1.7)
Total Corporate and Other	$(23.8)	$(24.2)	$(104.6)	$(76.6)

(a) The acquisition-related costs (e.g., banker's fees) for the nine months ended September 30, 2015 were primarily related to the acquisition of NetProspex and Dun & Bradstreet Credibility Corporation (“DBCC”).

(b)
The accrual for legal matters for the nine months ended September 30, 2016 is related to litigation (Jeffrey A. Thomas v. Dun & Bradstreet Credibility Corp.), net of an indemnification from the DBCC acquisition escrows, and the ongoing SEC and DOJ investigation of our China operations. See Note 7 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

(2)	The following table summarizes “Non-Operating Income (Expense) - Net:”

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Interest Income	$0.4	$0.3	$1.4	$1.1
Interest Expense	(13.2)	(13.8)	(40.1)	(37.0)
Other Income (Expense) - Net (a)	(92.2)	(9.2)	(91.9)	(7.4)
Non-Operating Income (Expense) - Net	$(105.0)	$(22.7)	$(130.6)	$(43.3)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

(a) The increase in Other Expense - Net for the three month and nine month periods ended September 30, 2016 was primarily due to a loss of $89.6 million on the divestiture of our operations in Benelux and Latin America. See Note 14 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Supplemental Geographic and Customer Solution Set Information:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Customer Solution Set Revenue:
Americas:
Risk Management Solutions	$203.6	$194.3	$565.4	$529.1
Sales & Marketing Solutions	135.2	134.1	409.5	383.1
Total Americas Revenue	$338.8	$328.4	$974.9	$912.2

Non-Americas:
Risk Management Solutions	$60.3	$61.1	$175.0	$180.8
Sales & Marketing Solutions	13.7	16.7	36.7	44.8
Total Non-Americas Revenue	$74.0	$77.8	$211.7	$225.6

Consolidated Total:
Risk Management Solutions	$263.9	$255.4	$740.4	$709.9
Sales & Marketing Solutions	148.9	150.8	446.2	427.9
Consolidated Total Revenue	$412.8	$406.2	$1,186.6	$1,137.8

	At September 30, 2016	At December 31, 2015
Assets:
Americas (3)	$1,312.9	$1,451.3
Non-Americas (4)	566.5	787.1
Total Segments	1,879.4	2,238.4
Corporate and Other (5)	137.5	28.1
Consolidated Total	$2,016.9	$2,266.5
Goodwill:
Americas	$555.3	$562.6
Non-Americas	105.8	141.4
Consolidated Total (6)	$661.1	$704.0

(3)
The decrease in assets in the Americas segment to $1,312.9 million at September 30, 2016 from $1,451.3 million at December 31, 2015 was primarily due to a decrease in accounts receivable resulting from the cyclical sales pattern of our Americas business and a decrease in other intangibles driven by the current year amortization related to the acquisition of DBCC and NetProspex in 2015.

(4)
The decrease in assets in the Non-Americas segment to $566.5 million at September 30, 2016 from $787.1 million at December 31, 2015 was primarily driven by a lower cash balance mainly due to cash remitted in December 2015 from our foreign operations to the U.S. which was used to repay short-term debt, asset impairment loss related to the divestiture of our business in Benelux (See Note 14 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q), and the negative impact of foreign currency translation.

(5)
The increase in assets in Corporate and Other to $137.5 million at September 30, 2016 from $28.1 million at December 31, 2015 was primarily due to a net increase in cash primarily due to the timing of cash remitted from our foreign operations to the U.S.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

(6)
The decrease in goodwill to $661.1 million at September 30, 2016 from $704.0 million at December 31, 2015 was primarily attributable to the goodwill of Benelux and Latin America, which was classified to “Non-Current Assets Held for Sale” as of September 30, 2016.

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
By their nature, all such instruments involve risk, including the credit risk of non-performance by counterparties. However, at September 30, 2016 and December 31, 2015, there was no significant risk of loss in the event of non-performance of the counterparties to these financial instruments. We control our exposure to credit risk through monitoring procedures.
Our trade receivables do not represent a significant concentration of credit risk at September 30, 2016 and December 31, 2015, because we sell to a large number of customers in different geographical locations and industries.
Interest Rate Risk Management
Our objective in managing our exposure to interest rates is to limit the impact of interest rate changes on our earnings, cash flows and financial position, and to lower our overall borrowing costs. To achieve these objectives, we maintain a policy that floating-rate debt be managed within a minimum and maximum range of our total debt exposure. To manage our exposure and limit volatility, we may use fixed-rate debt, floating-rate debt and/or interest rate swaps. We recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. As of September 30, 2016 and December 31, 2015, we did not have any interest rate derivatives outstanding.
Foreign Exchange Risk Management
Our objective in managing exposure to foreign currency fluctuations is to reduce the volatility caused by foreign exchange rate changes on the earnings, cash flows and financial position of our global operations. We follow a policy of hedging balance sheet positions denominated in currencies other than the functional currency applicable to each of our various subsidiaries. In addition, we are subject to foreign exchange risk associated with our international earnings and net investments in our foreign subsidiaries. We use short-term, foreign exchange forward and, from time to time, option contracts to execute our hedging strategies. Typically, these contracts have maturities of 12 months or less. These contracts are denominated primarily in the British pound sterling, the Euro, the Canadian dollar and the Hong Kong dollar. The gains and losses on the forward contracts associated with our balance sheet positions are recorded in “Other Income (Expense) – Net” in the unaudited consolidated statements of operations and comprehensive income and are essentially offset by the losses and gains on the underlying foreign currency transactions. Our foreign exchange forward contracts are not designated as hedging instruments under authoritative guidance.
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
As of September 30, 2016 and December 31, 2015, the notional amounts of our foreign exchange contracts were $318.4 million and $326.8 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

Fair Values of Derivative Instruments in the Consolidated Balance Sheet

	Asset Derivatives				Liability Derivatives
	September 30, 2016		December 31, 2015		September 30, 2016		December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other Current Assets	$1.1	Other Current Assets	$0.5	Other Accrued & Current Liabilities	$1.2	Other Accrued & Current Liabilities	$0.3
Total derivatives not designated as hedging instruments		$1.1		$0.5		$1.2		$0.3
Total Derivatives		$1.1		$0.5		$1.2		$0.3
Our foreign exchange forward contracts are not designated as hedging instruments under authoritative guidance.
The Effect of Derivative Instruments on the Consolidated Statement of Operations and Comprehensive Income (Loss)

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2016	2015	2016	2015
Foreign exchange forward contracts	Non-Operating Income (Expenses) – Net	$0.9	$(7.2)	$(5.9)	$(13.1)
Foreign exchange option contracts	Non-Operating Income (Expenses) – Net	$—	$(0.1)	$—	$(0.1)
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
The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value. Level inputs, as defined by authoritative guidance, are as follows:

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
The following table summarizes fair value measurements by level at September 30, 2016 for assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Balance at September 30, 2016
Assets:
Cash Equivalents (1)	$206.7	$—	$—	$206.7
Other Current Assets:
Foreign Exchange Forwards (2)	$—	$1.1	$—	$1.1
Liabilities:
Other Accrued and Current Liabilities:
Foreign Exchange Forwards (2)	$—	$1.2	$—	$1.2
Contingent Consideration (3)	$—	$—	$3.9	$3.9
Other Non-Current Liabilities:
Contingent Consideration (3)	$—	$—	$5.2	$5.2

(1)	Cash equivalents represent fair value as it consists of highly liquid investments with an initial term from the date of purchase by the Company to maturity of three months or less.

(2)	Primarily represents foreign currency forward contracts. Fair value is determined utilizing a market approach and considers a factor for nonperformance in the valuation.

(3)
Relates to our contingent consideration liability associated with the acquisition of DBCC in the second quarter of 2015. There was no change in the fair value related to the contingent consideration liability during the nine months ended September 30, 2016. A payment of $6.0 million was made during the second quarter of 2016. Fair value is estimated based on an option-pricing model. See Note 13 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

There were no transfers between Levels 1 and 2 for the nine months ended September 30, 2016. There were no transfers in or transfers out of Level 3 in the fair value hierarchy for the nine months ended September 30, 2016.

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
At September 30, 2016 and December 31, 2015, the fair value of cash and cash equivalents, accounts receivable, other receivables and accounts payable approximated carrying value due to the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on valuation models using discounted cash flow methodologies with market data inputs from globally recognized data providers and third-party quotes from major financial institutions (categorized as Level II in the fair value hierarchy), are as follows:

	Balance at
	September 30, 2016		December 31, 2015
	Carrying Amount (Asset) Liability	Fair Value (Asset) Liability	Carrying Amount (Asset) Liability	Fair Value (Asset) Liability
Short-term and Long-term Debt	$1,043.0	$1,091.3	$1,041.5	$1,051.3
Revolving Credit Facility	$184.8	$183.4	$382.2	$386.6
Term Loan Facility	$378.6	$381.5	$393.3	$409.7
Items Measured at Fair Value on a Nonrecurring Basis
In addition to assets and liabilities that are recorded at fair value on a recurring basis, we are required to record assets and liabilities at fair value on a nonrecurring basis as required by GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges.
During the three month and nine month periods ended September 30, 2016, we recorded a loss of $89.6 million related to the divestiture of our operations in Benelux and Latin America. Both businesses were classified as assets held for sale at September 30, 2016 and were measured at the lower of their carrying amount or fair value less cost to sell based on Level II inputs. The loss was recorded in “Other Income (Expense) - Net” in the unaudited consolidated statements of operations. See Note 14 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for further detail.
During the three month and nine month periods ended September 30, 2015, we recorded a loss of $0.1 million and $38.3 million related to the divestiture of our business in ANZ. Our business in ANZ, which was classified as discontinued operations at September 30, 2015, was measured at the lower of its carrying amount or fair value less cost to sell based on Level II inputs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

The loss was recorded in the results of the discontinued operations. See Note 14 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for further detail.

Note 12 --	Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (“AOCI”) as of September 30, 2016 and 2015:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Total
Balance, December 31, 2014	$(233.4)	$(688.7)	$(922.1)
Other Comprehensive Income Before Reclassifications	(62.9)	(1.3)	(64.2)
Amounts Reclassified From Accumulated Other Comprehensive Income, net of tax	26.8	19.5	46.3
Balance, September 30, 2015	$(269.5)	$(670.5)	$(940.0)

Balance, December 31, 2015	$(291.7)	$(673.8)	$(965.5)
Other Comprehensive Income Before Reclassifications	(41.1)	(3.9)	(45.0)
Amounts Reclassified From Accumulated Other Comprehensive Income, net of tax	45.8	17.7	63.5
Balance, September 30, 2016	$(287.0)	$(660.0)	$(947.0)
The following table summarizes the reclassifications out of AOCI as of September 30, 2016 and 2015:

Details About Accumulated Other Comprehensive Income Components	Affected Line Item in the Statement Where Net Income is Presented	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Amount Reclassified from Accumulated Other Comprehensive Income
		Three Months Ended September 30,		Nine Months Ended September 30,
		2016	2015	2016	2015
Foreign Currency Translation Adjustments:
Sale of Business	Other Income (Expense) – Net	$45.8	$26.8	$45.8	$26.8

Defined Benefit Pension Plans:
Amortization of Prior Service Costs	Selling and Administrative Expenses	$(0.3)	$(0.5)	$(0.7)	$(0.6)
	Operating Expenses	(0.1)	(0.3)	(0.3)	(0.3)
Amortization of Actuarial Gain/Loss	Selling and Administrative Expenses	6.4	7.1	18.8	20.2
	Operating Expenses	3.1	3.4	9.1	10.7
Total Before Tax		9.1	9.7	26.9	30.0
Tax (Expense) or Benefit		(3.0)	(3.3)	(9.2)	(10.5)
Total After Tax		$6.1	$6.4	$17.7	$19.5

Total Reclassifications for the Period, Net of Tax		$51.9	$33.2	$63.5	$46.3

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
The acquisition was accounted for in accordance with ASC 805, “Business Combinations.” The acquisition was accounted for as a purchase transaction, and accordingly, the assets and liabilities of the acquired entity were recorded at their estimated fair values at the date of the acquisition. Total consideration included an initial cash payment of $320.0 million, at the closing of the transaction, and an earnout of up to $30.0 million based on the achievement of sales, EBITDA, operating expense and operating income targets through December 31, 2018. In connection with this potential earnout payment, we recorded total contingent consideration liability of $11.2 million initially, representing the estimated fair value of the contingent consideration we expected to pay at June 30, 2015. The fair value of the contingent liability was subsequently adjusted to $8.5 million in the third quarter of 2015, as a result of applying a higher risk premium based upon further analysis. As of December 31, 2015, the fair value of the contingent consideration liability was further adjusted to $15.1 million, inclusive of a $6.6 million adjustment that was not considered a measurement-period adjustment in accordance with ASC 805. A payment of $6.0 million was made in the second quarter of 2016 associated with DBCC’s performance in 2015. As of September 30, 2016, the fair value of the contingent liability balance was $9.1 million. In October 2016, there was an amendment to the earn-out agreement, replacing it with a service-based award. In the fourth quarter of 2016, we will reverse the current balance of the contingent consideration liability of $9.1 million and accrue $14.0 million related to the service-based award associated with 2016.
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
The fair value of the contingent consideration was estimated based on an option-pricing model. The model estimated the possible outcome of each of the performance targets (e.g., Revenue) during the earnout period and the associated estimated expected earn out payments. The expected earn out payments were then discounted to present value on the acquisition date.

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

	Three Months Ended September 30,	Nine Months Ended September 30,
	2015	2015
Reported GAAP Revenue (1)	$406.2	$1,137.8
Add: DBCC Preacquisition Revenue	—	42.4
Pro Forma Revenue	$406.2	$1,180.2

Reported GAAP Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders (2)	$59.0	$92.1

Pro Forma Adjustments - Net of Income Tax:
Preacquisition Net Income (Losses)	—	0.3
Amortization for Intangible Assets	—	(4.0)
Acquisition-Related Costs	0.6	7.2
Pro Forma Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders	$59.6	$95.6

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

Note 14 -- Businesses Held for Sale and Discontinued Operations
Businesses Held for Sale
As part of our growth strategy, we have decided to shift our businesses in Benelux and Latin America to a Worldwide Network partner model. On August 1, 2016, our Board approved the divestiture of our domestic operations in Benelux and Latin America. As a result, we entered into a definitive agreement with CB Alliance to sell our Latin America businesses, and a

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

separate definitive agreement to sell our Benelux businesses to a financial investor that is also in the process of closing on the acquisition of Altares, our current Worldwide Network partner in France. Both transactions also include long-term commercial arrangements where we will receive future cash payments primarily for our global data, brand licensing and technology services. Both transactions will be closed in the fourth quarter of 2016 with the completion of the Latin America divestiture on September 30, 2016 and the Benelux divestiture expected in November 2016. Our subsidiaries outside the U.S. and Canada reflect a quarter end of August 31. In accordance with ASC 360, “Property, Plant and Equipment,” our Latin America and Benelux operations were classified as assets held for sale as of September 30, 2016. In addition, a long-lived asset classified as held for sale is measured at the lower of its carrying amount or fair value less cost to sell.
Latin America
The sale is valued at $11 million, for which we received a five-year note with an interest rate of 2% per annum. In the third quarter of 2016, we recorded a pre-tax loss on the divestiture of $17.5 million triggered by the classification as assets held for sale primarily driven by a cumulative foreign currency translation loss of approximately $17 million. Our businesses in Latin America were historically included in our Americas segment. Transaction costs associated with the divestiture are approximately $4 million, of which $1.6 million has been paid and included as “Cash Flows from Investing Activities” in our Consolidated Statements of Cash Flows for the nine months ended September 30, 2016.
The components of assets and liabilities held for sale in Latin America were as follows:

At September 30, 2016
Cash and Cash Equivalents	$1.4
Accounts Receivable	0.8
Other Current Assets	0.4
Current Assets	$2.6
Goodwill	$5.6
Other Long-Term Assets	1.0
Non-Current Assets	$6.6
Accrued and Other Current Liabilities	$1.8
Deferred Revenue	1.6
Current Liabilities	$3.4
Other Long-Term Liabilities	$0.3
Non-Current Liabilities	$0.3

Net Assets Held for Sale (1)	$5.5

(1)
The pre-tax loss on the divestiture of $17.5 million exceeded the net assets of the Latin America business. As a result, the net assets held for sale were written off during the quarter ended September 30, 2016, and assets and liabilities held for sale were not presented on our consolidated balance sheet as of September 30, 2016. The remainder of the loss was reflected as a write-off of the cumulative translation adjustment.

Benelux
The sale is valued at approximately $29 million, which we will receive in cash upon the closing of the transaction in November 2016, subject to a working capital adjustment. In the third quarter of 2016, we recorded a pre-tax loss on the divestiture of $72.1 million triggered by the classification as assets held for sale primarily driven by a cumulative foreign currency translation loss of approximately $71 million. The loss is subject to changes in the assets and liabilities as well as a change in the currency exchange rate on the closing date. Our businesses in Benelux were historically included in our Non-Americas segment. Transaction costs associated with the divestiture are expected to be approximately $5 million, of which $1.5 million has been paid and included in “Cash Flows from Investing Activities” in our Consolidated Statements of Cash Flows for the nine months ended September 30, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

The components of assets and liabilities held for sale in Benelux were as follows:

At September 30, 2016
Cash and Cash Equivalents	$2.2
Accounts Receivable	18.4
Other Current Assets	1.0
Current Assets	$21.6
Goodwill	$33.1
Other Long-Term Assets	0.7
Non-Current Assets	$33.8
Accrued and Other Current Liabilities	$5.9
Deferred Revenue	22.8
Current Liabilities	$28.7
Other Long-Term Liabilities	$0.5
Non-Current Liabilities	$0.5

Net Assets Held for Sale (1)	$26.2

(1)
The pre-tax loss on the divestiture of $72.1 million exceeded the net assets of the Benelux business. As a result, the net assets held for sale were written off during the quarter ended September 30, 2016, and assets and liabilities held for sale were not presented on our consolidated balance sheet as of September 30, 2016. The remainder of the loss was reflected as a write-off of the cumulative translation adjustment.

Discontinued Operations
As part of our growth strategy, we decided to shift our business in ANZ to a Worldwide Network partner model. On June 12, 2015, we entered into an agreement with Archer Capital (“Archer”) to sell our business in ANZ. The transaction was completed on June 30, 2015, or the third quarter of 2015 for our subsidiaries outside the U.S. and Canada. In accordance with ASC 205-20, “Discontinued Operations,” if a disposal of a business represents a strategic shift that has a major effect on an entity’s operations and financial results, the disposal transaction should be reported in discontinued operations. Accordingly, we have reclassified the historical financial results of the ANZ business as discontinued operations.
The sale was valued at $169.8 million, of which we received proceeds of $159.7 million as of September 30, 2016, inclusive of a working capital adjustment of $0.7 million received in the fourth quarter of 2015. The remaining proceeds of $10.1 million are being held in an escrow account until the resolution of certain contingent events as defined in the Share Sale Agreement. Under the agreement the escrow funds may be used to reimburse certain future costs incurred by Archer related to data supplier arrangements and specified technology and data operation infrastructure upgrades over the next three years since the disposal date. A reserve was established based on our estimate of the probable outcome of the contingent events discussed above. As of September 30, 2016 and December 31, 2015, the balance of the reserve was $6.7 million and $5.9 million, respectively. During the third quarter of 2016, we recorded a loss on disposal of business of $0.9 million reflecting the increase of escrow reserve discussed above. For the year ended December 31, 2015, we recorded a total loss of $37.5 million in connection with the sale of the ANZ business, including a loss of $38.2 million initially reported in the second quarter of 2015 when the ANZ business was classified as asset held for sale, an additional loss of $0.1 million reported in the third quarter of 2015, reflecting a final net asset value and a working capital adjustment and a gain of $0.8 million recorded in the fourth quarter of 2015 primarily reflecting the reduction of escrow reserve. Our business in ANZ was historically recorded in our Non-Americas segment.
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
Results of the discontinued operations were comprised of:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Revenue	$—	$7.3	$—	$49.0
Operating Expenses	—	1.4	—	9.1
Selling and Administrative Expenses	—	6.0	—	33.4
Depreciation and Amortization	—	—	—	5.0
Operating Costs	—	7.4	—	47.5
Operating Income (Loss)	—	(0.1)	—	1.5
Non-Operating Income (Expense) - Net	—	—	—	(1.6)
Income (Loss) before Provision for Income Taxes	—	(0.1)	—	(0.1)
Provision for Income Taxes (Benefit)	—	—	—	(2.2)
Income (Loss) from Discontinued Operations	$—	$(0.1)	$—	$2.1
Loss in Disposal, Net of Income Taxes	$(0.9)	$(0.1)	$(0.9)	$(38.3)	(1)

(1)	Includes $26.8 million related to the release of a cumulative foreign currency translation loss and $5.7 million related to transaction costs.
Assets and liabilities from discontinued operations related to the divestiture of our business in ANZ were comprised of:

At Disposal Date
Cash and Cash Equivalents	$2.7
Accounts Receivable	18.2
Deferred Income Tax	8.8
Property, Plant and Equipment	5.3
Computer Software	8.5
Other Intangibles	26.9
Goodwill	131.6
Other Long-Term Assets	4.4
Valuation Allowance for Carrying Value	(38.2)
Total Assets	$168.2
Accounts Payable	$1.8
Other Accrued and Current Liabilities	6.8
Accrued Income Tax	0.5
Deferred Revenue	13.2
Deferred Tax Liabilities	11.1
Other Long-Term Liabilities	4.3
Total Liabilities	$37.7
The assets and liabilities related to the ANZ operations were removed from our unaudited consolidated balance sheet since disposal date of June 30, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

Note 15 -- Goodwill and Other Intangibles
Computer Software and Goodwill:

	Computer Software	Goodwill
December 31, 2015	$102.6	$704.0
Additions at Cost (1)	11.7	—
Amortization	(7.1)	—
Other (2)	(0.6)	(3.3)
March 31, 2016	$106.6	$700.7
Additions at Cost (1)	11.2	—
Amortization	(7.8)	—
Other (3)	0.7	3.2
June 30, 2016	110.7	703.9
Additions at Cost (1)	12.2	—
Amortization	(7.7)	—
Other (4)	(4.4)	(42.8)
September 30, 2016	$110.8	$661.1

(1)	Computer Software - Primarily due to software related enhancements on products and the purchase of third party licenses.

(2)
Goodwill - Primarily attributable to a purchase accounting measurement-period adjustment associated with the acquisition of DBCC in prior year. See Note 13 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

(3)	Computer Software and Goodwill - Primarily due to the impact of foreign currency fluctuations.

(4)
Computer Software and Goodwill - Primarily due to the asset impairment in the third quarter of 2016 resulting from the divestiture of our operations in Benelux and Latin America and the impact of foreign currency fluctuations. See Note 14 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

Other Intangibles:

	Customer Relationships	Trademark and Other	Total
December 31, 2015	$88.8	$237.4	$326.2
Acquisitions	—	—	—
Additions at Cost	—	—	—
Amortization	(3.1)	(4.0)	(7.1)
Other	(0.3)	0.2	(0.1)
March 31, 2016 (net of accumulated amortization of $17.3 million and $82.3 million for Customer Relationships and Trademark and Other, respectively)	85.4	233.6	319.0
Acquisitions	—	—	—
Additions at Cost	—	0.3	0.3
Amortization	(3.1)	(4.1)	(7.2)
Other	0.2	(0.2)	—
June 30, 2016 (net of accumulated amortization of $20.7 million and $86.0 million for Customer Relationships and Trademark and Other, respectively)	82.5	229.6	312.1
Acquisitions	—	—	—
Additions at Cost	—	0.2	0.2
Amortization	(3.1)	(4.0)	(7.1)
Other	(0.2)	(0.1)	(0.3)
September 30, 2016 (net of accumulated amortization of $23.4 million and $89.8 million for Customer Relationships and Trademark and Other, respectively)	$79.2	$225.7	$304.9

Note 16 -- Subsequent Events
Dividend Declaration
In October 2016, the Board of Directors approved the declaration of a dividend of $0.4825 per share of common stock for the fourth quarter of 2016. This cash dividend will be payable on December 9, 2016 to shareholders of record at the close of business on November 23, 2016.

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
Dun & Bradstreet® is the world’s leading source of commercial data, analytics and insight on businesses. Our global commercial database as of September 30, 2016 contained more than 250 million business records. We transform commercial data into valuable insight which is the foundation of our global solutions that customers rely on to make critical business decisions.
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
In the fourth quarter of 2016, we divested our operations in Belgium and Netherlands (“Benelux”) and Latin America, which were reported within our Non-Americas and Americas segments, respectively.
We monitor free cash flow as a measure of our business. We define free cash flow as net cash provided by operating activities minus capital expenditures and additions to computer software and other intangibles. Free cash flow measures our available cash flow for potential debt repayment, acquisitions, share repurchases, dividend payments and additions to cash, cash equivalents and short-term investments. We believe free cash flow to be relevant and useful to our investors as this measure is used by our management in evaluating the funding available after supporting our ongoing business operations and our portfolio of investments.
Free cash flow should not be considered as a substitute measure for, or superior to, net cash flows provided by operating activities, investing activities or financing activities. Therefore, we believe it is important to view free cash flow as a complement to the consolidated statements of cash flows.
We also monitor deferred revenue after adjusting for the effect of foreign exchange, dispositions, acquisitions and the impacts of the write-down of deferred revenue due to purchase accounting.
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
The adjustments discussed herein to our results as determined under GAAP are among the primary indicators management uses as a basis for our planning and forecasting of future periods, to allocate resources, to evaluate business performance and, as noted above, for compensation purposes. However, these financial measures (e.g., results on an “As Adjusted” basis and free cash flow) are not prepared in accordance with GAAP, and should not be considered in isolation or as a substitute for total revenue, operating income, operating income growth, operating margin, net income, tax rate, diluted earnings per share, or net cash provided by operating activities, investing activities and financing activities prepared in accordance with GAAP. In addition, it should be noted that because not all companies calculate these financial measures similarly, or at all, the presentation of these financial measures is not likely to be comparable to similar measures of other companies.
See “Results of Operations” below for a discussion of our results reported on a GAAP basis.
Overview
We manage and report our business through the following two segments:

•	Americas (which consists of our operations in the United States (“U.S.”), Canada and Latin America (which we divested in September 2016)); and

•	Non-Americas (which primarily consists of our operations in the United Kingdom (“U.K.”), the Netherlands

(which we expect to divest in November 2016), Belgium (which we expect to divest in November 2016), Greater China, India and our Dun & Bradstreet Worldwide Network).
The financial statements of our subsidiaries outside of the U.S. and Canada reflect results for the three month and nine month periods ended August 31 in order to facilitate the timely reporting of the unaudited consolidated financial results and unaudited consolidated financial position.
The following table presents the contribution by segment to revenue:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue:
Americas	82%	81%	82%	80%
Non-Americas	18%	19%	18%	20%
The following table presents contributions by customer solution set to revenue:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue by Customer Solution Set:
Risk Management Solutions	64%	63%	62%	62%
Sales & Marketing Solutions	36%	37%	38%	38%
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

Consolidated Revenue
The following table presents our total revenue by segment:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(Amounts in millions)		(Amounts in millions)
Revenue:
Americas	$338.8	$328.4	$974.9	$912.2
Non-Americas	74.0	77.8	211.7	225.6
Total Revenue	$412.8	$406.2	$1,186.6	$1,137.8
The following table presents our total revenue by customer solution set:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(Amounts in millions)		(Amounts in millions)
Revenue:
Risk Management Solutions	$263.9	$255.4	$740.4	$709.9
Sales & Marketing Solutions	148.9	150.8	446.2	427.9
Total Revenue	$412.8	$406.2	$1,186.6	$1,137.8
Three Months Ended September 30, 2016 vs. Three Months Ended September 30, 2015
Total revenue increased $6.6 million, or 2% (3% increase before the effect of foreign exchange), for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. The increase in total revenue was driven by an increase in Americas total revenue of $10.4 million, or 3% (both before and after the effect of foreign exchange), partially offset by a decrease in Non-Americas total revenue of $3.8 million, or 5% (2% increase before the effect of foreign exchange).
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
The increase in total revenue was primarily due to:

•	Increased revenue associated with Credit-on-Self products and certain of our other Risk Management Solutions driven by our Emerging Business;

•	Increased revenue through our DaaS CRM alliances and our D&B Direct offering; and

•	Growth in our Integration Manager product;

partially offset by:

•	The negative impact of foreign exchange;

•	Decreased revenue of our DNBi and Hoover's subscription plans primarily due to a decline in sales in prior quarters; and

•	More of our revenue is being deferred out as we shift more of our sales to newer, embedded products where revenue is recognized over time.
While revenue from our alliances continues to increase in the current period as compared to the prior year period, the rate of increase has been declining during 2016.

Customer Solution Sets
On a customer solution set basis, total revenue reflects:

•
An $8.5 million, or 3% increase (5% increase before the effect of foreign exchange), in Risk Management Solutions. The increase was driven by an increase in revenue in Americas of $9.3 million, or 5% (both before and after the effect of foreign exchange), partially offset by a decrease in revenue in Non-Americas of $0.8 million, or 1% (5% increase before the effect of foreign exchange); and

•
A $1.9 million, or 1% decrease (less than 1% decrease before the effect of foreign exchange), in Sales & Marketing Solutions. The decrease was driven by a decrease in Non-Americas of $3.0 million, or 18% (10% decrease before the effect of foreign exchange), partially offset by an increase in revenue in Americas of $1.1 million, or 1% (both before and after the effect of foreign exchange).

Nine Months Ended September 30, 2016 vs. Nine Months Ended September 30, 2015
Total revenue increased $48.8 million, or 4% (5% increase before the effect of foreign exchange), for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The increase in total revenue was driven by an increase in Americas total revenue of $62.7 million, or 7% (both before and after the effect of foreign exchange), partially offset by a decrease in Non-Americas total revenue of $13.9 million, or 6% (2% decrease before the effect of foreign exchange).
We acquired a 100% equity interest in DBCC during the second quarter of 2015 and a 100% equity interest in NetProspex during the first quarter of 2015. In accordance with ASC 805, “Business Combinations,” deferred revenue at the acquisition date was recorded at fair value based on the estimated cost to provide the related services plus a reasonable profit margin on such costs. The impact of the deferred revenue fair value adjustment was a reduction of $3.1 million and $14.8 million for the nine months ended September 30, 2016 and 2015, respectively.
The increase in total revenue was primarily due to:

•	Increased revenue associated with our acquisition of DBCC, which was completed during the second quarter of 2015;

•	Growth in our Integration Manager product driven by increased spend by a large customer;

•	Increased revenue through our DaaS CRM alliances and our D&B Direct offering; and

•	Increased revenue associated with Credit-on-Self products, driven by our Emerging Business;

partially offset by:

•	Decreased revenue of our DNBi and Hoover's subscription plans primarily due to a decline in sales in prior quarters;

•	The negative impact of foreign exchange; and

•	More of our revenue is being deferred out as we shift more of our sales to newer, embedded products where revenue is recognized over time.
While revenue from our alliances continues to increase in the current period as compared to the prior year period, the rate of increase has been declining during 2016.
Customer Solution Sets
On a customer solution set basis, total revenue reflects:

•
A $30.5 million, or 4% increase (6% increase before the effect of foreign exchange), in Risk Management Solutions. The increase was driven by an increase in revenue in Americas of $36.3 million, or 7% (both before and after the effect of foreign exchange), partially offset by a decrease in revenue in Non-Americas of $5.8 million, or 3% (1% increase before the effect of foreign exchange); and

•
An $18.3 million, or 4% increase (5% increase before the effect of foreign exchange), in Sales & Marketing Solutions. The increase was driven by an increase in revenue in Americas of $26.4 million, or 7% (both before and after the effect of foreign exchange), partially offset by a decrease in Non-Americas of $8.1 million, or 18% (13% decrease before the effect of foreign exchange).

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
European Union Safe Harbor Ruling
In October 2015, the European Court of Justice invalidated the “Safe Harbor” framework as a means of transferring personally identifiable information from the EU to the U.S. Dun & Bradstreet had relied on Safe Harbor as the basis for transfers from the EU prior to the decision. Since that time, we have relied on alternative mechanisms. In July 2016, the EU and U.S. authorities reached an agreement on a replacement for Safe Harbor, called Privacy Shield. Dun & Bradstreet became certified under the Privacy Shield on September 26, 2016 and now relies on this certification for transfers from the EU to the U.S.
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
During the three month and nine month periods ended September 30, 2016, we incurred $0.4 million and $1.6 million, respectively, of legal and other professional fees related to matters in China as compared to $0.5 million and $1.7 million of legal and other professional fees related to matters in China for the three month and nine month periods ended September 30, 2015, respectively.
As our investigation and our discussions with both the SEC and DOJ are ongoing, we cannot yet predict the ultimate outcome of the matter or its ultimate impact on our business, financial condition or results of operations. Based on our discussions with the SEC and DOJ, including indications from the SEC of its estimate of the amount of net benefit potentially earned by the Company as a result of the challenged activities, we continue to believe that it is probable that the Company will incur a loss related to the government’s investigation. The DOJ also advised the Company in February 2015 that they will be proposing terms of a potential settlement, but we are unable to predict the timing or terms of any such proposal. We continue to have follow-up meetings with the SEC and DOJ, most recently meeting with the SEC in June 2016 and with the DOJ in October 2016, and the parties are still discussing the evidence and other factors to help bring this matter to resolution. In our June 2016 meetings with the SEC, the SEC provided us with its current net benefit calculations, but has not indicated whether it will impose additional penalties. In accordance with ASC 450, an amount in respect of this matter has been accrued in the consolidated financial statements in the second quarter of 2016. We are still in discussions with the DOJ to determine what range of penalties the DOJ might propose. Accordingly, we remain unable at this time to reasonably estimate the final amount or ultimate range of any loss, although it is possible that the amount of such additional loss could be material.
Consolidated Operating Costs
The following table presents our consolidated operating costs and operating income for the three month and nine month periods ended September 30, 2016 and 2015:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(Amounts in millions)		(Amounts in millions)
Operating Expenses	$130.7	$132.4	$396.1	$399.8
Selling and Administrative Expenses	164.9	167.2	524.3	472.0
Depreciation and Amortization	17.2	16.1	50.9	42.6
Restructuring Charge	3.2	5.5	18.8	15.1
Operating Costs	$316.0	$321.2	$990.1	$929.5
Operating Income	$96.8	$85.0	$196.5	$208.3
Operating Expenses
Three Months Ended September 30, 2016 vs. Three Months Ended September 30, 2015
Operating expenses decreased $1.7 million, or 1%, for the three months ended September 30, 2016, compared to the three months ended September 30, 2015. The decrease was primarily due to the following:

•	Lower costs as a result of management restructuring initiatives taken in the fourth quarter of 2015 and January 2016; and

•	The positive impact of foreign exchange;
partially offset by:

•	Increased costs in data and technology as a result of our strategic investments.
Nine Months Ended September 30, 2016 vs. Nine Months Ended September 30, 2015
Operating expenses decreased $3.7 million, or 1%, for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. The decrease was primarily due to the following:

•	Lower costs as a result of management restructuring initiatives taken in the fourth quarter of 2015 and January 2016; and

•	The positive impact of foreign exchange;
partially offset by:

•	Increased costs in data and technology as a result of our strategic investments; and

•	Increased costs associated with our acquisition of DBCC during the second quarter of 2015.
Selling and Administrative Expenses
Three Months Ended September 30, 2016 vs. Three Months Ended September 30, 2015
Selling and administrative expenses decreased $2.3 million, or 1%, for the three months ended September 30, 2016, compared to the three months ended September 30, 2015. The decrease was primarily due to:

•	Lower costs as a result of management restructuring initiatives taken in the fourth quarter of 2015 and January 2016; and

•	The positive impact of foreign exchange;
partially offset by:

•	Increased costs in technology and product development as a result of our strategic investments.

Nine Months Ended September 30, 2016 vs. Nine Months Ended September 30, 2015
Selling and administrative expenses increased $52.3 million, or 11%, for the nine months ended September 30, 2016, compared to the nine months ended September 30, 2015. The increase was primarily due to:

•	Increased costs associated with our acquisition of DBCC during the second quarter of 2015;

•
Increased costs associated with the accrual for legal matters recorded in the second quarter of 2016. See Note 7 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further detail; and

•	Increased costs in technology and product development as a result of our strategic investments;

partially offset by:

•	Lower costs as a result of management restructuring initiatives taken in the fourth quarter of 2015 and January 2016; and

•	The positive impact of foreign exchange.
Matters Impacting Both Operating Expenses and Selling and Administrative Expenses
Pension, Postretirement and 401(k) Plan
We had net pension cost of $1.8 million and $3.9 million for the three month and nine month periods ended September 30, 2016, respectively, compared with $4.6 million and $13.6 million for the three month and nine month periods ended September 30, 2015, respectively. The pension cost in 2016 is favorably impacted by a change in accounting estimate. Effective January 1, 2016, we changed the approach used to measure service and interest cost components of net periodic benefit costs for our pension and postretirement benefit plans. Previously we measured service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the plan obligations. For 2016, we elected to measure service and interest costs by applying the specific spot rates along that yield curve to the plans’ liability cash flows (“Spot Rate Approach”). We believe the new approach provides a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows and their corresponding spot rates on the yield curve. This change does not affect the measurement of our plan obligations and it is accounted as a change in accounting estimate which is applied prospectively. This change in estimate is expected to reduce our 2016 net pension cost by approximately $14 million when compared to the prior estimate of approximately $19 million discussed in our Annual Report on Form 10-K for the year ended December 31, 2015. The reduction in pension cost is primarily driven by the lower interest cost related to the U.S. Qualified Plan. The weighted average discount rate used to develop 2016 interest and service cost for the U.S. Qualified Plan under the spot rate approach is 3.04%. The weighted average discount rate used to measure the benefit obligation for the U.S. Qualified plan as of December 31, 2015 was 3.89%. The weighted average discount rate used to develop 2015 net pension cost for the U.S. Qualified Plan was 3.60%.
We had postretirement benefit income of $0.5 million and $1.5 million for the three month and nine month periods ended September 30, 2016, respectively, compared with $0.6 million and $1.2 million for the three month and nine month periods ended September 30, 2015, respectively. Higher postretirement benefit income for the nine months ended September 30, 2016 was primarily due to better actual plan experience in 2015 as well as a change in assumptions at December 31, 2015. In addition, we have changed the approach used to measure service and interest cost components of the postretirement benefit income to the spot rate approach effective January 1, 2016. For 2016 this change of estimate has resulted in lower service and interest cost for the postretirement benefit plan of $0.1 million.
We had expense associated with our 401(k) Plan of $2.4 million and $9.1 million for the three month and nine month periods ended September 30, 2016, respectively, compared with $2.3 million and $8.2 million for the three month and nine month periods ended September 30, 2015, respectively. Higher expense in 2016 was primarily due to higher company matching contributions associated with higher compensation for the three month and nine month periods ended September 30, 2016 as compared to the three month and nine month periods ended September 30, 2015.
Stock-Based Compensation
For the three month and nine month periods ended September 30, 2016, we recognized total stock-based compensation expense of $5.7 million and $15.4 million, respectively, compared to $4.5 million and $11.9 million for the three month and nine month periods ended September 30, 2015, respectively.
Expense associated with restricted stock unit programs was $5.4 million and $14.4 million for the three month and nine month periods ended September 30, 2016, respectively, compared to $4.1 million and $10.8 million for the three month and nine month periods ended September 30, 2015, respectively. The increase was primarily due to our increased use of performance-based restricted stock units, awards related to the 2015 acquisition of DBCC and NetProspex as well as higher 2015 forfeitures.
Expense associated with our Employee Stock Purchase Plan (“ESPP”) was $0.3 million and $0.9 million for the three month and nine month periods ended September 30, 2016, respectively, compared to $0.2 million and $0.7 million for the three month and nine month periods ended September 30, 2015, respectively. The increase was primarily due to the implementation in November 2015 of our new 2015 ESPP, which includes a lookback provision.
Expense associated with our stock option programs was less than $0.1 million and $0.1 million for the three month and nine month periods ended September 30, 2016, respectively, compared to $0.2 million and $0.4 million for the three month and nine month periods ended September 30, 2015, respectively.
We expect total equity-based compensation of approximately $21 million for 2016. We consider these costs to be part of our compensation costs and, therefore, they are included in operating expenses and in selling and administrative expenses, based upon the classifications of the underlying compensation costs.
Depreciation and Amortization
Depreciation and amortization increased $1.1 million, or 7%, for the three months ended September 30, 2016, respectively, as compared to the three months ended September 30, 2015. The increase in depreciation and amortization was primarily due to an increase in capital costs for investments to enhance our strategy.
Depreciation and amortization increased $8.3 million, or 20%, for the nine months ended September 30, 2016, respectively, as compared to the nine months ended September 30, 2015. The increase in depreciation and amortization was primarily due to higher intangible amortization expense related to our acquisition of DBCC during the second quarter of 2015 and an increase in capital costs for investments to enhance our strategy.
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
The determination of when we accrue for severance costs and which standard applies depends on whether the termination benefits are provided under an ongoing arrangement as described in ASC 712-10 or under a one-time benefit arrangement as defined by ASC 420-10. Inherent in the estimation of the costs related to the restructurings are assessments related to the most likely expected outcome of the significant actions to accomplish the exit or disposal activities. In determining the charges related to the restructurings, we had to make estimates related to the expenses associated with the restructurings. These estimates may vary significantly from actual costs depending, in part, upon factors that may be beyond our control. We will continue to review the status of our restructuring obligations on a quarterly basis and, if appropriate, record changes to these obligations in current operations based on management’s most current estimates.
Three Months Ended September 30, 2016 vs. Three Months Ended September 30, 2015
During the three months ended September 30, 2016, we recorded a $3.2 million restructuring charge. This charge is comprised of:

•
Severance and termination costs of $3.2 million in accordance with the provisions of ASC 712-10. Approximately 70 employees were impacted. Of these 70 employees, approximately 60 employees exited the Company by the end of the third quarter of 2016, with the remaining primarily to exit by the end of the fourth quarter of 2016. The cash payments for these employees will be substantially completed by the end of the first quarter of 2017.

During the three months ended September 30, 2015, we recorded a $5.5 million restructuring charge. This charge is comprised of:

•
Severance and termination costs of $4.1 million in accordance with the provisions of ASC 712-10. Approximately 40 employees were impacted. Of these 40 employees, approximately 25 employees exited the Company by the end of the third quarter of 2015, with the remaining primarily having exited by the end of the fourth quarter of 2015. The cash payments for these employees were substantially completed by the end of the second quarter of 2016; and

•	Contract termination, lease term obligations and other exit costs of $1.4 million, including those to consolidate or close facilities.
Nine Months Ended September 30, 2016 vs. Nine Months Ended September 30, 2015
During the nine months ended September 30, 2016, we recorded an $18.8 million restructuring charge. This charge is comprised of:

•
Severance and termination costs of $18.8 million in accordance with the provisions of ASC 712-10. Approximately 325 employees were impacted. Of these 325 employees, approximately 315 employees exited the Company by the end of the third quarter of 2016, with the remaining primarily to exit by the end of the fourth quarter of 2016. The cash payments for these employees will be substantially completed by the end of the first quarter of 2017.

During the nine months ended September 30, 2015, we recorded a $15.1 million restructuring charge. This charge is comprised of:

•
Severance and termination costs of $13.6 million in accordance with the provisions of ASC 712-10. Approximately 175 employees were impacted. Of these 175 employees, approximately 165 employees exited the Company by the end of the third quarter of 2015, with the remaining primarily having exited by the end of the fourth quarter of 2015. The cash payments for these employees were substantially completed by the end of the second quarter of 2016; and

•	Contract termination, lease term obligations and other exit costs of $1.5 million, including those to consolidate or close facilities.

Interest Income (Expense) — Net
The following table presents our “Interest Income (Expense) – Net” for the three month and nine month periods ended September 30, 2016 and 2015:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(Amounts in millions)		(Amounts in millions)
Interest Income	$0.4	$0.3	$1.4	$1.1
Interest Expense	(13.2)	(13.8)	(40.1)	(37.0)
Interest Income (Expense) – Net	$(12.8)	$(13.5)	$(38.7)	$(35.9)
Interest income increased $0.1 million and $0.3 million for the three month and nine month periods ended September 30, 2016, respectively, as compared to the three month and nine month periods ended September 30, 2015. The increase in interest income was primarily attributable to higher average amounts of invested cash.
Interest expense decreased $0.6 million for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. The decrease in interest expense was primarily attributable to lower amounts of average debt outstanding. Interest expense increased $3.1 million for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. The increase in interest expense was primarily attributable to higher average interest rates on our outstanding debt balances.

Other Income (Expense) — Net
The following table presents our “Other Income (Expense) — Net” for the three month and nine month periods ended September 30, 2016 and 2015:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(Amounts in millions)		(Amounts in millions)
Loss on Sale of Businesses (a)	$(89.6)	$—	$(89.6)	$—
Effect of Legacy Tax Matters (b)	(1.7)	(7.0)	(1.7)	(6.9)
Miscellaneous Other Income (Expense) – Net (c)	(0.9)	(2.2)	(0.6)	(0.5)
Other Income (Expense) – Net	$(92.2)	$(9.2)	$(91.9)	$(7.4)

(a)
Loss on Sale of Businesses increased during the three month and nine month periods ended September 30, 2016 as compared to the three month and nine month periods ended September 30, 2015 due to the divestitures of our operations in Benelux and Latin America. See Note 14 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further detail.

(b)
During the three month and nine month periods ended September 30, 2016, we recognized the reduction of a contractual receipt under a tax allocation agreement between Moody's Corporation and Dun & Bradstreet as a result of the expiration of a statute of limitations for the 2012 tax year. During the three month and nine month periods ended September 30, 2015, we recognized the reduction of a contractual receipt under a tax allocation agreement between Moody's Corporation and Dun & Bradstreet as a result of the expiration of a statute of limitations for the 2011 tax year.

(c)
Other Expense - Net decreased during the three months ended September 30, 2016 as compared to the three months ended September 30, 2015, primarily due to a loss on an investment that occurred in the prior year. Other Expense - Net increased during the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015, primarily due to a decrease in dividend income from our minority-interest investments.

Provision for Income Taxes
For the three months ended September 30, 2016, our effective tax rate was (243.2)% as compared to 5.0% for the three months ended September 30, 2015. The negative effect to the effective tax rate in 2016 is attributable to the loss on the divestiture of our operations in Benelux and Latin America, most of which is attributable to the release of a cumulative foreign currency translation loss, that is not deductible for tax purposes. In addition, the current quarter's effective tax rate was negatively impacted by a lower tax benefit resulting from the release of reserves for uncertain tax positions in the current year period as compared to the prior year period. For the three months ended September 30, 2016, we released $6.2 million compared with $19.2 million for three months ended September 30, 2015 both primarily as a result of the expiration of statute of limitations for the 2012 and 2011 tax years, respectively. For the three months ended September 30, 2016, there are no known changes in our effective tax rate that either have had or that we expect may reasonably have a material impact on our operations or future performance.
For the nine months ended September 30, 2016, our effective tax rate was 68.4% as compared to 22.2% for the nine months ended September 30, 2015. The increase in the effective tax rate for 2016 is primarily attributable to: (i) the loss on the divestiture of our operations in Benelux and Latin America, most of which is attributable to the release of a cumulative foreign currency translation loss, that is not deductible for tax purposes; (ii) a non-deductible expense in the second quarter of 2016 related to the legal reserve associated with the ongoing SEC and DOJ investigation of our China operations; and (iii) a lower tax benefit recognized associated with the release of reserves for uncertain tax positions in the current year period ($6.2 million during the nine month period ended September 30, 2016 compared to $19.2 million for the prior year similar period) primarily due to the expiration of statute of limitations. For the nine months ended September 30, 2016, there are no known changes in our effective tax rate that either have had or that we expect may reasonably have a material impact on our operations or future performance.
Discontinued Operations
In June 2015, we divested our business in ANZ for $169.8 million, which was part of our Non-Americas segment. Accordingly, we have reclassified the historical financial results of our business in ANZ as discontinued operations for all periods presented as set forth in Item 1. of this Quarterly Report on Form 10-Q. As of September 30, 2016, we received proceeds of $159.7 million, inclusive of a working capital adjustment of $0.7 million. During the third quarter of 2016, we recorded a loss on disposal of business of $0.9 million reflecting the increase of escrow reserve. See Note 14 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further detail.
Earnings per Share
We assess if any of our share-based payment transactions are deemed participating securities prior to vesting and therefore need to be included in the earnings allocation when computing Earnings Per Share (“EPS”) under the two-class method. The two-class method requires earnings to be allocated between common shareholders and holders of participating securities. All outstanding unvested share-based payment awards that contain non-forfeitable rights to dividends are considered to be a separate class of common stock and should be included in the calculation of basic and diluted EPS. Based on a review of our stock-based awards, we have determined that for each of the three month and nine month periods ended September 30, 2016 and 2015, none of our outstanding awards were deemed to be participating securities.
Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of common shares outstanding for the period. Diluted earnings per share is computed based on the weighted-average number of common shares outstanding plus the dilutive effect of common shares potentially issuable in connection with awards outstanding under our stock incentive plans (i.e., restricted stock units, stock options and contingently issuable shares) for the period. However, in the case of a net loss, the dilutive effect of the awards outstanding under our stock incentive plans are not included in the computation of the diluted loss per share as the effect of including these shares in the calculation would be anti-dilutive. The dilutive effect of awards outstanding under our stock incentive plans reflected in diluted earnings per share is calculated under the treasury stock method.

The following table sets forth our EPS for the three month and nine month periods ended September 30, 2016 and 2015:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
Basic Earnings (Loss) Per Share of Common Stock:
Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$(0.78)	$1.64	$0.56	$3.56
Income (Loss) from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	(0.02)	(0.01)	(0.03)	(1.01)
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders	$(0.80)	$1.63	$0.53	$2.55
Diluted Earnings (Loss) Per Share of Common Stock:
Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$(0.78)	$1.63	$0.55	$3.53
Income (Loss) from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	(0.02)	(0.01)	(0.02)	(1.00)
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders	$(0.80)	$1.62	$0.53	$2.53
For the three months ended September 30, 2016, both basic and diluted EPS attributable to Dun & Bradstreet common shareholders decreased compared with the three months ended September 30, 2015. The decrease was due to the loss on divestitures of our operations in Benelux and Latin America primarily resulting from the release of a cumulative foreign currency translation loss. See Note 14 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further detail.
For the nine months ended September 30, 2016, both basic and diluted EPS attributable to Dun & Bradstreet common shareholders decreased compared with the nine months ended September 30, 2015. The decrease was due to the loss on divestitures of our operations in Benelux and Latin America primarily resulting from the release of a cumulative foreign currency translation loss as well as the accrual for legal matters recorded in the second quarter of 2016. See Note 14 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further detail on divestitures. See Note 7 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further detail on legal matters.
Segment Results
We manage and report our business through two segments:

•	Americas (which consists of our operations in the U.S., Canada and Latin America (which we divested in September 2016)); and

•
Non-Americas (which primarily consists of our operations in the U.K., the Netherlands (which we expect to divest in November 2016), Belgium (which we expect to divest in November 2016), Greater China, India and our Dun & Bradstreet Worldwide Network).

The segments reported below, Americas and Non-Americas, are our segments for which separate financial information is available, and upon which operating results are evaluated on a timely basis to assess performance and to allocate resources.
Americas
Americas is our largest segment, representing 82% of our total revenue for each of the three month and nine month periods ended September 30, 2016, as compared to 81% and 80% of our total revenue for the three month and nine month periods ended September 30, 2015, respectively.

The following table presents our Americas revenue by customer solution set and Americas operating income for the three month and nine month periods ended September 30, 2016 and 2015:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(Amounts in millions)		(Amounts in millions)
Revenue:
Risk Management Solutions	$203.6	$194.3	$565.4	$529.1
Sales & Marketing Solutions	135.2	134.1	409.5	383.1
Americas Total Revenue	$338.8	$328.4	$974.9	$912.2
Operating Income	$100.6	$86.4	$253.9	$221.5
Three Months Ended September 30, 2016 vs. Three Months Ended September 30, 2015
Americas Overview
Americas total revenue increased $10.4 million, or 3% (both before and after the effect of foreign exchange), for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015. We acquired a 100% equity interest in DBCC during the second quarter of 2015 and a 100% equity interest in NetProspex during the first quarter of 2015. The impact of the deferred revenue fair value adjustment was a reduction of $8.0 million for the three months ended September 30, 2015. See Note 13 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further details.
Americas Customer Solution Sets
On a customer solution set basis, the $10.4 million increase in total revenue for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, reflects:
Risk Management Solutions
An increase in Risk Management Solutions of $9.3 million, or 5% (both before and after the effect of foreign exchange) attributable to:

Trade Credit, which accounted for 65% of total Americas Risk Management Solutions, decreased less than 1% (both before and after the effect of foreign exchange) primarily attributable to:

•	Decreased revenue associated with our legacy Trade Credit products; and

•
Declining DNBi sales performance in prior quarters resulting in lower revenue in the third quarter of 2016 due to the ratable nature of DNBi. While DNBi retention continued to be in the low 90% range, and the increase in pricing continued to be in the low single digits, we were not generating enough new customers to offset normal attrition;

partially offset by:

•	Increased revenue associated with certain of our other Risk Management Solutions driven by our Emerging Business.

Other Enterprise Risk Management, which accounted for 35% of total Americas Risk Management Solutions, increased 16% (both before and after the effect of foreign exchange), primarily due to:

•	Increased revenue associated with Credit-on-Self products, driven by our Emerging Business; and

•	Increased revenue from other usage based solutions such as D&B Direct.

Sales & Marketing Solutions
An increase in Sales & Marketing Solutions of $1.1 million, or 1% (both before and after the effect of foreign exchange) primarily attributable to:
Traditional Prospecting Solutions, which accounted for 28% of total Americas Sales & Marketing Solutions, decreased 2% (both before and after the effect of foreign exchange) reflecting decreased revenue in Hoover's, primarily due to declining sales performance in prior quarters, driven by reduced customer spend and competitive pressures.
Advanced Marketing Solutions, which accounted for 72% of total Americas Sales & Marketing Solutions, increased 2% (both before and after the effect of foreign exchange). The increase was primarily due to:

•	Increased revenue through our DaaS CRM alliances and our D&B Direct offering; and

•	Growth in our Integration Manager product, as well as our Audience Solutions, which is a new product offering;
partially offset by:

•	Decline in our Optimizer product driven by contract timing and migration to our D&B Direct offering.
Americas Operating Income
Americas operating income for the three months ended September 30, 2016 was $100.6 million, compared to $86.4 million for the three months ended September 30, 2015, an increase of $14.2 million, or 16%. The increase in operating income was primarily attributable to:

•	Increased revenue; and

•	Lower costs as a result of management restructuring initiatives taken in the fourth quarter of 2015 and January 2016.
Nine Months Ended September 30, 2016 vs. Nine Months Ended September 30, 2015
Americas Overview
Americas total revenue increased $62.7 million, or 7% (both before and after the effect of foreign exchange), for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015. We acquired a 100% equity interest in DBCC during the second quarter of 2015 and a 100% equity interest in NetProspex during the first quarter of 2015. The impact of the deferred revenue fair value adjustment was a reduction of $3.1 million and $14.8 million for the nine months ended September 30, 2016 and 2015, respectively. See Note 13 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further details.
Americas Customer Solution Sets
On a customer solution set basis, the $62.7 million increase in total revenue for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, reflects:
Risk Management Solutions
An increase in Risk Management Solutions of $36.3 million, or 7% (both before and after the effect of foreign exchange) attributable to:

Trade Credit, which accounted for 68% of total Americas Risk Management Solutions, decreased 2% (both before and after the effect of foreign exchange) primarily attributable to:

•	Decreased revenue associated with our legacy Trade Credit products; and

•
Declining DNBi sales performance in prior quarters resulting in lower revenue in the nine months of 2016 due to the ratable nature of DNBi. While DNBi retention continued to be in the low 90% range, and the increase in pricing continued to be in the low single digits, we were not generating enough new customers to offset normal attrition;

partially offset by:

•	Increased revenue associated with our acquisition of DBCC, which was completed during the second quarter of 2015, net of the impact of the deferred revenue fair value adjustment.

Other Enterprise Risk Management, which accounted for 32% of total Americas Risk Management Solutions, increased 32% (33% increase before the effect of foreign exchange), primarily due to:

•	Increased revenue associated with our acquisition of DBCC, which was completed during the second quarter of 2015, net of the impact of the deferred revenue fair value adjustment;

•	Increased revenue from other usage based solutions such as D&B Direct; and

•	Increased revenue associated with Supply Management Solutions.
Sales & Marketing Solutions
An increase in Sales & Marketing Solutions of $26.4 million, or 7% (both before and after the effect of foreign exchange) primarily attributable to:
Traditional Prospecting Solutions, which accounted for 26% of total Americas Sales & Marketing Solutions, increased 4% (both before and after the effect of foreign exchange) reflecting:

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
Advanced Marketing Solutions, which accounted for 74% of total Americas Sales & Marketing Solutions, increased 8% (both before and after the effect of foreign exchange). The increase was primarily due to:

•	Growth in our Integration Manager product driven by increased spend by a large customer;

•	Increased revenue through our DaaS CRM alliances and our D&B Direct offering; and

•	Increased revenue from our NetProspex solutions, as well as our Audience Solutions, which is a new product offering;
partially offset by:

•	Decline in our Optimizer product driven by contract timing and migration to our D&B Direct offering.
Americas Operating Income
Americas operating income for the nine months ended September 30, 2016 was $253.9 million, compared to $221.5 million for the nine months ended September 30, 2015, an increase of $32.4 million, or 15%. The increase in operating income was primarily attributable to:

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

Non-Americas
Non-Americas represented 18% of our total revenue for each of the three month and nine month periods ended September 30, 2016, as compared to 19% and 20% of our total revenue for the three month and nine month periods ended September 30, 2015, respectively.
The following table presents our Non-Americas revenue by customer solution set and Non-Americas operating income for the three month and nine month periods ended September 30, 2016 and 2015.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016	2015	2016	2015
	(Amounts in millions)		(Amounts in millions)
Revenue:
Risk Management Solutions	$60.3	$61.1	$175.0	$180.8
Sales & Marketing Solutions	13.7	16.7	36.7	44.8
Non-Americas Total Revenue	$74.0	$77.8	$211.7	$225.6
Operating Income	$20.0	$22.8	$47.2	$63.4
Three Months Ended September 30, 2016 vs. Three Months Ended September 30, 2015
Non-Americas Overview
Non-Americas total revenue decreased $3.8 million, or 5% (2% increase before the effect of foreign exchange), for the three months ended September 30, 2016 as compared to the three months ended September 30, 2015.
Non-Americas Customer Solution Sets
On a customer solution set basis, the $3.8 million decrease in Non-Americas total revenue for the three months ended September 30, 2016, as compared to the three months ended September 30, 2015, reflects:
Risk Management Solutions
A decrease in Risk Management Solutions of $0.8 million, or 1% (5% increase before the effect of foreign exchange) primarily due to:
Trade Credit, which accounted for 72% of total Non-Americas Risk Management Solutions, decreased 6% (1% increase before the effect of foreign exchange) primarily attributable to:

•	The negative impact of foreign exchange; and

•	Decreased transactional usage and project revenue of various risk products in most markets;
partially offset by:

•	An increase in purchases by our Worldwide Network partners primarily for technology and fulfillment services.
Other Enterprise Risk Management, which accounted for 28% of total Non-Americas Risk Management Solutions, increased 12% (20% increase before the effect of foreign exchange) primarily attributable to:

•	Increased usage of various risk products across most markets, by new and existing customers;
partially offset by:

•	The negative impact of foreign exchange.
Sales & Marketing Solutions
A decrease in Sales & Marketing Solutions of $3.0 million, or 18% (10% decrease before the effect of foreign exchange) primarily due to:
Traditional Prospecting Solutions, which accounted for 31% of total Non-Americas Sales & Marketing Solutions, decreased 8% (2% decrease before the effect of foreign exchange) primarily attributable to the negative impact of foreign exchange and decreased project revenue in our marketing business in certain markets.

Advanced Marketing Solutions, which accounted for 69% of total Non-Americas Sales & Marketing Solutions, decreased 22% (13% decrease before the effect of foreign exchange) primarily attributed to decreased project revenue in most of our markets and the negative impact of foreign exchange.

Non-Americas Operating Income

Non-Americas operating income for the three months ended September 30, 2016 was $20.0 million, compared to $22.8 million for the three months ended September 30, 2015, a decrease of $2.8 million, or 12%. The decrease was primarily due to increased compensation, technology and data expense as well as the negative impact of foreign exchange.
Nine Months Ended September 30, 2016 vs. Nine Months Ended September 30, 2015
Non-Americas Overview
Non-Americas total revenue decreased $13.9 million, or 6% (2% decrease before the effect of foreign exchange), for the nine months ended September 30, 2016 as compared to the nine months ended September 30, 2015.
Non-Americas Customer Solution Sets
On a customer solution set basis, the $13.9 million decrease in Non-Americas total revenue for the nine months ended September 30, 2016, as compared to the nine months ended September 30, 2015, reflects:
Risk Management Solutions
A decrease in Risk Management Solutions of $5.8 million, or 3% (1% increase before the effect of foreign exchange) primarily due to:
Trade Credit, which accounted for 72% of total Non-Americas Risk Management Solutions, decreased 7% (3% decrease before the effect of foreign exchange) primarily attributable to:

•	Decreased transactional usage and decreased project revenue of various risk products in most markets; and

•	The negative impact of foreign exchange;
partially offset by:

•	An increase in purchases by our Worldwide Network partners primarily for technology and fulfillment services.
Other Enterprise Risk Management, which accounted for 28% of total Non-Americas Risk Management Solutions, increased 9% (14% increase before the effect of foreign exchange) primarily attributable to:

•	Increased usage of various risk products across most markets, by new and existing customers; and

•	An increase in purchases by our Worldwide Network partners primarily for brand and product usage;
partially offset by:

•	The negative impact of foreign exchange.
Sales & Marketing Solutions
A decrease in Sales & Marketing Solutions of $8.1 million, or 18% (13% decrease before the effect of foreign exchange) primarily due to:
Traditional Prospecting Solutions, which accounted for 32% of total Non-Americas Sales & Marketing Solutions, decreased 9% (4% decrease before the effect of foreign exchange) primarily attributable to decreased project revenue in our marketing business in certain markets and the negative impact of foreign exchange.
Advanced Marketing Solutions, which accounted for 68% of total Non-Americas Sales & Marketing Solutions, decreased 22% (16% decrease before the effect of foreign exchange) primarily attributed to:

•	Decreased project revenue primarily due to our decision to end the relationship with a competitor in Europe who was buying our data; and

•	The negative impact of foreign exchange;

partially offset by:

•	An increase in purchases by our Worldwide Network partners primarily for fulfillment services and product usage.
Non-Americas Operating Income

Non-Americas operating income for the nine months ended September 30, 2016 was $47.2 million, compared to $63.4 million for the nine months ended September 30, 2015, a decrease of $16.2 million, or 26%. The decrease was primarily due to decreased revenue, increased compensation, technology and data costs as well as the negative impact of foreign exchange.
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
Our $1 billion revolving credit facility, which matures July 2019, requires the maintenance of interest coverage and total debt to Earnings Before Income Taxes, Depreciation and Amortization (“EBITDA”) ratios which are defined in the credit agreement. On May 14, 2015, we amended the facility to modify the total debt to EBITDA ratio from 4.0:1.0 to 4.5:1.0 for any fiscal quarter that ends before December 31, 2016. For fiscal quarters ending on or after December 31, 2016, the total debt to EBITDA ratio will return to 4.0:1.0. We were in compliance with the $1 billion revolving credit facility financial and non-financial covenants at September 30, 2016 and at September 30, 2015. At September 30, 2016 and September 30, 2015, we had $184.8 million and $412.9 million, respectively, in borrowings outstanding under our $1 billion revolving credit facility.
As of September 30, 2016, $321.4 million of our $327.3 million cash and cash equivalents on the unaudited consolidated balance sheet was held by our foreign operations. We maintain the $321.4 million foreign cash and cash equivalents balance within our foreign operations since we have sufficient liquidity in the United States to satisfy our ongoing domestic funding requirements. The cash held by foreign subsidiaries, excluding those subsidiaries classified as assets held for sale, is permanently invested overseas and is generally used to finance the subsidiaries' operational activities and future foreign investments. In the third quarter of 2016, we have classified our operations in Benelux and Latin America as assets held for sale in connection with their announced divestitures.
Cash Provided by Operating Activities from Continuing Operations
Net cash provided by operating activities was $280.0 million and $283.5 million for the nine months ended September 30, 2016 and 2015, respectively. The $3.5 million decrease was driven by:

•	Increased restructuring payments as compared to the prior year; and

•	Increased interest payments as compared to the prior year;
partially offset by:

•	The net decrease in other working capital during the period.

Cash Used in Investing Activities from Continuing Operations
Net cash used in investing activities was $56.0 million for the nine months ended September 30, 2016, as compared to net cash used in investing activities of $352.7 million for the nine months ended September 30, 2015. The $296.7 million improvement was driven by:

•
Payment of $444.2 million in the prior year period for the acquisition of Dun & Bradstreet Credibility Corp (“DBCC”) for $320.0 million and NetProspex for $124.2 million. See Note 13 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q;

partially offset by:

•
Proceeds of $159.7 million from the sale of our business in Australia and New Zealand (“ANZ”) during the prior year period. See Note 14 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q.

Cash (Used in) Provided by Financing Activities from Continuing Operations
Net cash used in financing activities was $219.0 million for the nine months ended September 30, 2016, as compared to cash provided by financing activities of $61.7 million for the nine months ended September 30, 2015. As set forth below, this $280.7 million change primarily relates to contractual obligations, partially offset by proceeds from our stock-based programs, as discussed below.
Contractual Obligations
Debt
In June 2015, we issued senior notes with a face value of $300 million that mature on June 15, 2020 (the “2020 notes”), bearing interest at a fixed annual rate of 4.00%, payable semi-annually. We did not issue any senior notes during the nine months ended September 30, 2016.
Term Loan Facility
On May 14, 2015, we entered into a delayed draw unsecured term loan facility which provided for borrowings in the form of up to two drawdowns in an aggregate principal amount of up to $400 million at any time up to and including November 15, 2015 (the “term loan facility”). The term loan facility matures five years from the date of the initial drawdown. Proceeds under the term loan facility were designated to be used for general corporate purposes including the refinancing of the 2.875% senior notes that matured in November 2015 and the repayment of borrowings outstanding under the $1 billion revolving credit facility. Borrowings under the term loan facility bear interest at a rate of LIBOR plus a spread of 137.5 basis points. Our initial draw down under the term loan facility in the amount of $400 million was made in November 2015, establishing a facility maturity of November 2020. We also committed to repay the borrowings in prescribed installments over the five year period. We made a scheduled repayment of $15.0 million during the nine months ended September 30, 2016. We had $380.0 million of borrowings outstanding under the term loan facility at September 30, 2016, of which $20 million and $360.0 million were classified within “Short-Term Debt” and “Long-Term Debt”, respectively. The associated weighted average interest rate was 1.90%.
The term loan facility requires the maintenance of interest coverage and total debt to EBITDA ratios, which are defined in the term loan facility credit agreement and which are generally identical to those contained in the $1 billion revolving credit facility. We were in compliance with the term loan facility financial and non-financial covenants at September 30, 2016.
Revolving Credit Facility

We had $184.8 million and $412.9 million of borrowings outstanding under the $1 billion revolving credit facility at September 30, 2016 and 2015, respectively. We borrowed under this facility from time to time during the nine months ended September 30, 2016 and 2015 to supplement the timing of receipts in order to fund our working capital needs. During the nine months ended September 30, 2015 we also accessed the facility to fund our purchase of NetProspex and a portion of the consideration for our purchase of DBCC.

Stock-based Programs
For the nine months ended September 30, 2016, net proceeds from our stock-based programs were $42.3 million compared with $7.3 million for the nine months ended September 30, 2015. The increase was primarily driven by higher stock option exercise activity in 2016 as compared to 2015.

Future Liquidity—Sources and Uses of Funds
Share Repurchase Programs
In August 2014, our Board of Directors approved a $100 million share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and Employee Stock Purchase Program, and to be used for discretionary share repurchases from time to time. The $100 million share repurchase program will remain open until it has been fully utilized. There is currently no definitive timeline under which the program will be completed. As of September 30, 2016, we had not yet commenced share repurchases under this program.
Dividends
In October 2016, the Board of Directors approved the declaration of a dividend of $0.4825 per share of common stock for the fourth quarter of 2016. This cash dividend will be payable on December 9, 2016 to shareholders of record at the close of business on November 23, 2016.
Commercial Paper Program
We maintain an $800 million commercial paper program which is supported by our $1 billion revolving credit facility. Under this program, we may issue from time to time unsecured promissory notes in the commercial paper market in private placements exempt from registration under the Securities Act of 1933, as amended, for a cumulative face amount not to exceed $800 million outstanding at any one time and with maturities not exceeding 364 days from the date of issuance. Outstanding commercial paper effectively reduces the amount available for borrowing under the $1 billion revolving credit facility. We did not have any borrowings outstanding under the $800 million commercial paper program as of September 30, 2016 and September 30, 2015.
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
Unrecognized Tax Benefits
We have a total amount of unrecognized tax benefits of $5.6 million as of September 30, 2016. Although we do not anticipate payments within the next twelve months for these matters, these could require the aggregate use of cash totaling approximately $3.5 million as of such date.
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
As of September 30, 2016, the fair value of the contingent consideration associated with our DBCC acquisition was measured utilizing Level III inputs. See Note 13 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q. In addition, the fair value of our real estate funds within our pension plans was measured utilizing Level III inputs.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Our market risks primarily consist of the impact of changes in currency exchange rates on assets and liabilities, the impact of changes in the market value of certain of our investments and the impact of changes in interest rates on our borrowing costs and fair value calculations. As of September 30, 2016, no material change had occurred in our market risks, compared with the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2015 included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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
Conclusions Regarding Disclosure Controls
Based upon our Controls Evaluation, our CEO and CFO have concluded that as of the end of the quarter ended September 30, 2016, our Disclosure Controls are effective at a reasonable assurance level.
Change in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the third quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Information in response to this Item is included in “Part I — Item 1. — Note 7 — Contingencies” and is incorporated by reference into Part II of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors
We have updated the following Risk Factor with respect to our alliances as follows:

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
The success of our strategy is dependent upon the successful achievement of each of these initiatives.  As an organization, we may not have the capacity or ability to successfully accomplish all of these initiatives in the timeframe we desire, or at all.  Each of these initiatives is complex and will require a continued commitment to investment. In addition, the success of our strategic initiatives depends in part upon parties whom we do not control. For example, each year we negotiate new multi-year arrangements, or the renewal of existing arrangements, with alliance partners and other third parties in order to modernize our content delivery.  If our larger alliance partners or third parties fail to renew their arrangements with us, or they are unable to successfully fulfill their obligations, it could have a negative impact on our business and financial results. Furthermore, we cannot be certain that even upon accomplishing these initiatives, we will continue to meet our customers’ changing needs, which could significantly harm our business and financial results.
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

The following table provides information about purchases made by or on behalf of the Company or our affiliated purchasers during the quarter ended September 30, 2016, of shares of equity that are registered by the Company pursuant to Section 12 of the Exchange Act.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Currently Authorized Shares that May Yet Be Purchased Under the Plans or Programs (a)
(Dollar amounts in millions, except share data)
July 1 - 31, 2016	—	$—	—	$—
August 1 - 31, 2016	—	$—	—	$—
September 1 - 30, 2016	—	$—	—	$—
	—	$—	—	$100.0

(a)
In August 2014, our Board of Directors approved a $100 million share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and Employee Stock Purchase Program, and to be used for discretionary share repurchases from time to time. The $100 million share repurchase program will remain open until it has been fully utilized. There is currently no definitive timeline under which the program will be completed. As of September 30, 2016, we had not yet commenced share repurchases under this program.

Item 6.	Exhibits

Exhibit 10.1	Form of Indemnification Agreement, as revised on October 18, 2016.

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

Exhibit 101
The following financial information from The Dun & Bradstreet Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited), (ii) the Consolidated Balance Sheets (Unaudited), (iii) the Consolidated Statements of Cash Flows (Unaudited), (iv) the Consolidated Statements of Shareholders’ Equity (Deficit) (Unaudited), and (v) the Notes to Consolidated Financial Statements (Unaudited).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DUN & BRADSTREET CORPORATION
		By:	/s/ RICHARD H. VELDRAN
Richard H. Veldran
Date:	November 2, 2016		Chief Financial Officer

		By:	/s/ ANTHONY PIETRONTONE JR.
Anthony Pietrontone Jr.
Date:	November 2, 2016		Principal Accounting Officer and Corporate Controller