Form 10-K
period 2016-12-31
DUN & BRADSTREET CORP/NW
filed 2017-02-23
CIK 1115222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
Form 10-K
__________________________________
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
As of June 30, 2016, the aggregate market value of all shares of Common Stock of The Dun & Bradstreet Corporation outstanding and held by nonaffiliates* (based upon its closing transaction price on the New York Stock Exchange Composite Tape on June 30, 2016) was approximately $4.416 billion.
As of January 31, 2017, 36,820,968 shares of Common Stock of The Dun & Bradstreet Corporation were outstanding.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement for use in connection with its annual meeting of shareholders, scheduled to be held on May 10, 2017, are incorporated into Part III of this Form 10-K.
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
Dun & Bradstreet® is the world’s leading source of commercial data, analytics and insight on businesses. Our global commercial database as of December 31, 2016 contained approximately 265 million business records. We transform commercial data into valuable insight which is the foundation of our global solutions that customers rely on to make critical business decisions.
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
Our Strategy
Dun & Bradstreet’s strategy is to become one global company delivering indispensable content through modern channels to serve new customer needs with our forward-leaning culture. We remain focused on the commercial marketplace and continuing to be the world’s largest and best provider of insight about businesses.  Our strategy is designed to drive long term sustainable growth in the years ahead and we remain committed to increasing Total Shareholder Return (“TSR”) through revenue growth.
Our strategy has five key components:

•
First, we are globalizing the business, moving from a regional structure to an integrated global organization. As part of this transformation we intend to expand upon our relationships with our large, strategic customers, many of which also have global operations, while servicing them as global accounts. We are also creating global, cloud-based solutions, to service our customers. This globalization of our business will be closely integrated with our Worldwide Network® partners. For example, in 2016, we shifted our businesses based in the Latin America and Benelux regions to a Worldwide Network partner model in support of our global data strategy and customer-centric approach built on having the best data in every market;

•
Second, we are investing in content, which includes our data and analytics, that is indispensable to our customers’ growth. We are improving the quality and consistency of our data around the globe, developing new analytic tools and scores to improve the predictive capability of our content, cultivating new proprietary data sources and acquiring companies and other third-party sources of data to combine with our existing data;

•
Third, we are modernizing content delivery by transitioning from older, traditional platforms to more agile cloud-based and Data-as-a-Service (or “DaaS”) approaches leveraging Application Programming Interface (“API”) connectors, and focusing on alliance and third-party distribution in addition to our own products;

•
Fourth, we have modernized the brand. Building on our modernized brand efforts the year prior, we unveiled in 2016 a reimagined, data-driven, content-led digital experience for our customers, and made significant investments in our persona-based go-to-market strategy; and

•	Fifth, we are creating an outside-in, forward-leaning culture with a team that is externally focused, and plugged into our customers’ needs and the markets in which we operate.

The strategy is built on the valuable assets the Company possesses today that we believe provide a competitive advantage for Dun & Bradstreet:

•	Well Recognized Brand

•	Superior Content and Solutions

•	Loyal Customers
For the reasons described below, we believe that these core competitive advantages will enable successful execution of our strategy going forward.
Well Recognized Brand
Dun & Bradstreet has benefitted for over 175 years from a respected and well-recognized brand in the marketplace. We’ve exhibited an unmatched ability to help customers achieve their objectives through the use of data and analytics. To bring this to life, Dun & Bradstreet revealed a modernized brand, purpose and values in March 2015. This was both an internal culture update - increasing generous people policies, consistent and transparent employee communications, and well-designed, collaborative office spaces - as well as an external expression of the modernized Dun & Bradstreet.“Dun & Bradstreet grows the most valuable relationships in business by uncovering truth and meaning from data” is our guiding purpose, grounded in the understanding that growing strong relationships through data empowers our customers’ success. Dun & Bradstreet expanded its brand modernization in April 2016 with a focused effort to drive thought-leadership across industries, and by unveiling a reimagined digital experience on DNB.com in the United States (“U.S.”) and on DNB.co.uk in the United Kingdom.  Through these data-fueled, content-led sites, our new digital experience better reflects and augments the brand, connecting a customer’s online and offline interactions with Dun & Bradstreet, and demonstrating the breadth and depth of our expertise. Utilizing tools such as Web Visitor ID, DNB.com destinations provide the most relevant content to viewers, resulting in fully-customizable user experiences, increased engagement, robust lead-generation and full-funnel stewardship. Additionally, we refined our persona-based go-to-market strategy in 2016 to continually deliver solutions - through a myriad of customer touchpoints - tailored to specific needs, both for existing and potential new customers. Feedback has shown that customers now associate our brand with a company that is modern, data-inspired and useful, while employees have become more inspired by and proud of the brand. We believe that a modern, data-inspired, humanized brand is an important part of the Company’s growth strategy overall.
Superior Content and Solutions
Risk Management Solutions
Risk Management Solutions is our largest customer solution set, accounting for 59%, 60% and 61% of our total revenue, exclusive of businesses we no longer operate, for each of the years ended December 31, 2016, 2015 and 2014.
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
Our principal Risk Management Solutions are:

•
DNBi® and D&B Credit®, subscription-based online applications that offer customers real time access to our most complete and up-to-date global information, comprehensive monitoring and portfolio analysis;

•
Our credit building and credibility solutions for emerging businesses, which provide, among other solutions, a credit monitoring solution to companies looking to monitor and impact their own business credit profile, offered through our Emerging Businesses division;

•
Various business information reports (e.g., Business Information Report, Comprehensive Report, and Global Report, etc.) that are consumed in a transactional manner across multiple platforms such as DNB.com;

•
Our Compliance product suite which includes Onboard and Compliance Check, online applications that help customers comply with Anti-Money Laundering and Know Your Customer requirements and global anti-bribery and corruption regulations through advanced screening and monitoring of customers and third-party vendors;

•	Supplier Risk Manager, an online application that helps businesses mitigate supply chain risk by certifying and onboarding suppliers, monitoring including alerts, and portfolio analysis; and

•
Products that are part of our DaaS strategy, which integrate our content directly into the applications and platforms that our customers use every day. This includes D&B Direct®, an API that enables data integration inside Enterprise applications such as Enterprise Resource Planning (“ERP”), and enables master data management and Toolkit.

Certain solutions are available on a subscription pricing basis, including our DNBi and D&B Credit subscription pricing plans. Our subscription pricing plans represent a larger portion of our revenue and provide increased access to our risk management reports and data to help customers increase their profitability while mitigating their risk.
Sales & Marketing Solutions
Sales & Marketing Solutions accounted for 41%, 40% and 39% of our total revenue, exclusive of businesses we no longer operate, for each of the years ended December 31, 2016, 2015 and 2014, respectively.
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
Our principal Sales & Marketing Solutions are:

•
Our customer data management solutions, which are solutions that cleanse, identify, link and enrich customer and contact information. Our D&B Optimizer™ solution, for example, transforms our customers’ prospects and data into up-to-date, accurate and actionable commercial insight, facilitating a single customer view across multiple systems and touchpoints, such as marketing and billing databases, and better enables a customer to make sales and marketing decisions;

•
Various other marketing solutions including our education business, our electronic licensing products, and our Integration Manager product which is an onsite match tool that leverages Dun & Bradstreet match technology to enable customers to perform onsite matching on Dun & Bradstreet data, customer data and third-party data;

•
Hoover’s®, which is primarily a traditional prospecting solution, provides information on public and private companies, and on industries and executives, sales, marketing and research professionals worldwide to help customers convert prospects to clients faster by providing a workflow solution. In January 2017, we acquired Avention, Inc., which we believe will help us evolve Hoover’s and our traditional prospecting solutions into Sales Acceleration products. These enhanced offerings feature more actionable information through capabilities such as news alerts and prescriptive triggers, as well as more robust integrations of data and analytics across enterprise platforms;

•
Products leveraging our next generation API’s such as Direct Plus and our rapidly growing “as a Service” offerings, including D&B Credit, which is entirely cloud based. In addition, we have strategic alliances with leading third-party application providers, including Salesforce.com® and Oracle®, whereby our content is natively integrated into the solution. The vision for DaaS is to make Dun & Bradstreet’s content available wherever and whenever our customers need it, thereby powering more effective business processes;

•
Our Market Insight tool, which provides robust marketing analytics that help customers segment and understand existing customers, in order to more effectively create campaigns to cross-sell new business; and

•
Our new Audience Solutions suite of products, which are tailored towards the shifting dynamics of the B2B marketing space from traditional to digital. This set of products enables advertisers and companies to intelligently target professionals in multiple ways via the insight created by our company and contact data.

Loyal Customers
In the fourth quarter of 2015, we brought together the majority of our customer-facing, go-to-market activities into segments called, “Lines of Business,” which created a more focused approach to serving customers. This created a strong alignment between product and solutions and how we go to market.
We continue to serve our customers through a multi-channel sales organization, which is centered around three key areas: our Global Direct sales channel, Alliances and Emerging Businesses.
This structure creates better alignment with product and solutions, and how they work more closely with our go to market channels. This more aligned, integrated approach will enable us to be more agile and effective in the marketplace and help us to serve our customers efficiently and effectively.
We support principal customers across communications, technology, government, strategic financial services and retail/telecommunications/manufacturing across our sales channels. None of our customers accounted for 10% or more of our total revenue in any of the past three fiscal years.
We utilize the Net Promoter Score (“NPS”), which is the global standard for measuring customer loyalty, to evaluate our customer engagement and satisfaction and to help us improve upon the customer experience.
Segments
Since January 1, 2015, we have managed and reported our business through two segments:

•	Americas, which currently consists of our operations in the United States (“U.S.”), Canada, and our Latin America Worldwide Network (we divested our Latin America operations in September 2016); and

•
Non-Americas, which currently consists of our operations in the United Kingdom (“U.K.”), Greater China, India and our European and Asia Pacific Worldwide Networks (we divested our operations in both the Netherlands and Belgium in November 2016 and our Australian operations in June 2015).

Prior to January 1, 2015, we managed and reported our business through the following three segments:

•	North America, which consisted of our operations in the U.S. and Canada;

•	Asia Pacific, which primarily consisted of our operations in Australia, Greater China, India and Asia Pacific Worldwide Network; and

•	Europe and other International Markets, which primarily consisted of our operations in the U.K., the Netherlands, Belgium, Latin America, and our European Worldwide Network.

The following table presents the contribution by segment to revenue (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K):

	For the Years Ended December 31,
	2016	2015	2014
Revenue:
Americas	83%	81%	80%
Non-Americas	17%	19%	20%
We may also acquire, divest, or shut down businesses from time to time. For example:

•	In January 2017, we acquired Avention, Inc.;

•	In 2016, we completed the sales of our businesses in Benelux (the Netherlands and Belgium) and Latin America, converting these businesses to our Worldwide Network model; and

•	In 2015, we:

▪	Acquired NetProspex, Inc. and Dun & Bradstreet Credibility Corp. (“DBCC”); and

▪	Completed the sale of our businesses in Australia and New Zealand (“ANZ”).
Segment data and other information for the years ended December 31, 2016, 2015 and 2014 are included in Note 14 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K. As our strategy evolves, we may modify our reporting structure, as appropriate, to reflect changes in the way we manage our business.
We also report and monitor the performance of our Risk Management Solutions as Trade Credit and Other Enterprise Risk Management, and the results of our Sales & Marketing Solutions as Traditional Prospecting Solutions and Advanced Marketing Solutions. Trade Credit represents our traditional commercial credit products such as DNBi (which includes D&B Credit) and all other products that help customers assess payment risk. Other Enterprise Risk Management includes all of our remaining Risk Management products, such as our compliance, supply chain, credit on self and D&B Direct risk solutions. Traditional Prospecting Solutions includes Hoover’s and our educational marketing business Market Data Retrieval (“MDR”). Advanced Marketing Solutions includes all of our remaining Sales & Marketing Solutions products including Optimizer, NetProspex and DaaS (e.g., CRM and D&B Direct sales and marketing solutions).
Our Direct Sales Force
Our direct sales force consists of approximately 1,700 team members worldwide, of whom approximately 1,300 were in our Americas and 400 were in our Non-Americas business as of December 31, 2016. Our sales force includes enterprise sales executives and customer solution specialists who sell to our vertically aligned strategic customers and our geographically aligned national commercial customers, a telesales team that sells to our small- and medium-sized customers, and a team that sells to federal, state and local governments.
Our Alliances and the Dun & Bradstreet Worldwide Network
In addition, we have sales teams who are dedicated specifically to our alliance partners. These teams are focused around: (i) alliance partners to whom we are a major supplier of data, which they specifically request and leverage as content to enhance their own products and services for sale to their customers; and (ii) alliance partners who enable the seamless delivery of our data, regardless of the content, to enable their end users to consume our content in a flexible, user friendly manner.
We also conduct business through our wholly-owned subsidiaries, majority-owned joint ventures, independent correspondents, strategic relationships through our Worldwide Network and minority equity investments. Our Worldwide Network is an alliance of network partners covering more than 220 countries. In those countries, we have determined it is beneficial to engage with dominant, well known local partners to enable us to better collect data from such countries and to better sell our existing content into such countries. Our Worldwide Network enables our customers globally to make business decisions with confidence, because we incorporate data from the members of the Worldwide Network into our database and utilize it in our customer solutions. Our customers, therefore, have access to a more powerful database and global solution sets that they can rely on to make their business decisions.

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
In the U.K. and Ireland, our direct competition is primarily from Experian and Bureau van Dijk®. We believe that we offer superior solutions when compared to these competitors. In addition, the Sales & Marketing Solutions landscape in these markets is both localized and fragmented, where numerous local players of varying size compete for business.
In Asia Pacific, we face competition in our Risk Management Solutions business from a mix of local and global providers. For example, we compete with Experian in India and with Sinotrust International Information & Consulting (Beijing) Co., Ltd. in China, which is owned by Experian. In addition, as in the U.K., the Sales & Marketing Solutions landscape throughout Asia is localized and fragmented.
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
Intellectual Property
We own and control various intellectual property rights, such as trade secrets, confidential information, trademarks, service marks, trade names, copyrights, patents and applications to the foregoing. These rights, in the aggregate, are of material importance to our business. We also believe that the Dun & Bradstreet name and related trade names, marks and logos are of material importance to our business. We are licensed to use certain technology and other intellectual property rights owned and controlled by others, and other companies are licensed to use certain technology and other intellectual property rights owned and controlled by us. We consider our trademarks, service marks, databases, software, copyrights, patents, patent applications and other intellectual property to be proprietary, and we rely on a combination of statutory (e.g., copyright, trademark, trade secret, patent, etc.) and contract and liability safeguards for protecting them throughout the world.
Unless the context indicates otherwise, the names of our branded solutions and services referred to in this Annual Report on Form 10-K are common law or registered trademarks or service marks owned by or licensed to us or one or more of our subsidiaries.
We own patents and patent applications both in the U.S. and in other selected countries of importance to us. The patents and patent applications include claims which pertain to certain technologies and inventions which we have determined are proprietary and warrant patent protection. We believe that the protection of our innovative technology and inventions, such as our proprietary methods for data curation and identity resolution, through the filing of patent applications, is a prudent business strategy, and we will continue to seek to protect those certain assets for which we have expended substantial capital or otherwise deem to provide a competitive advantage. Filing of these patent applications may or may not provide us with a dominant position in the fields of technology. However, these patents and/or patent applications may provide us with legal defenses should subsequent patents in these fields be issued to third parties and later asserted against us. Where appropriate, we may also consider asserting or cross-licensing our patents.
Employees
As of December 31, 2016, we employed approximately 4,800 employees worldwide, of whom approximately 3,400 were in our Americas segment and Corporate, and approximately 1,400 were in our Non-Americas segments. Our workforce also engages third-party consultants as an ongoing part of our business where appropriate. There are no unions in our U.S. or Canada operations, and works councils and trade unions represent a small portion of our employees outside of the U.S. and Canada.
We know we must have a passionate, forward-leaning culture to support our growth strategy and brand. Toward that end, we are implementing our long-term plan to attract and retain top talent, deliver modern learning and development programs and diversity initiatives and transform Dun & Bradstreet’s culture through creative initiatives, modern systems and leading practices.
In 2016, we launched a number of key people initiatives including, among others:

•
We adopted a competency-based interview model across the organization, relaunched our career website which improved user experience, and customized email outreach by functional area, all in order to better attract and retain top talent.

•
We delivered modern learning and development programs and diversity initiatives, such as the launch of an Executive Edge for Women Class, discussions held globally regarding talent profile and succession planning, enhanced participation in our Global Learning and Development programs, and the launch of our third CEO Leadership Experience Class.

•
We continue to transform our culture through creative initiatives, modern systems and leading practices, including the launch of Workday, our first global People Technology solution, continued Ampersand Awards recognition to team members who embody our values, and continuous Sustainable High Performance efforts throughout the year.

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
We make available free of charge on or through our Internet site (www.dnb.com) our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish the material to, the SEC. The information on our Internet site or on any of our related Internet sites is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC.

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
If one or more data providers were to experience financial or operational difficulties or were to unilaterally decide to withdraw their data, cease making it available, be unable to make it available due to changing industry standards or government regulations, substantially increase the cost of their data to us, not adhere to our data quality standards, or be acquired by a competitor who would cause any of these disruptions to occur, our ability to provide solutions and services to our customers could be materially adversely impacted, which could have a material adverse effect on our business and financial results. Similarly, if one of our outsource providers, including third parties with whom we have strategic relationships, were to experience financial or operational difficulties, their services to us would suffer or they may no longer be able to provide services to us at all, having a material adverse effect on our business and financial results. This could also be the case if some of our data providers that currently make their data available exclusively to us start to provide that data, or similar data, to our competitors or to other third-parties.
We cannot be certain that we could replace our large third-party vendors in a timely manner or on terms commercially reasonable to us given, among other reasons, the vast scope of responsibilities undertaken by some of our providers, the depth of their experience and their familiarity with our intellectual property and operations generally. If we change a significant outsource provider, an existing provider makes significant changes to the way it conducts its operations, or is acquired, or we seek to bring in house certain services performed today by third parties, we may experience unexpected disruptions in the provision of our solutions, which could have a material adverse effect on our business and financial results.
Cyber-security risks could harm our operations, the operations of our critical outsourcers, or the operations of our partners on whom we rely for data and to meet our customer needs, any of which could materially impact our business and financial results.
We rely upon the security of our information technology infrastructure to protect us from cyber-attacks and unauthorized access. Cyber-attacks that we have experienced, continue to experience, or in the future we may experience, can include malware or ransomware, computer viruses, hacking, phishing or other significant disruption of our Information Technology (“IT”) networks and related systems. Government agencies and security experts have warned about the growing risks of hackers, cyber-criminals and other potential attacks targeting every type of IT system, and in 2013 we learned that we were one of several victims of a sophisticated cyber-attack. We may face increasing cyber-security risks as we receive data from new sources such as social media sites or through data aggregators who provide us with information. Additionally, outside parties may attempt to fraudulently induce employees or users to disclose sensitive or confidential information in order to gain access to our data or our users’ data.
If we experience a problem with the functioning of an important IT system or a security breach of our IT systems, the resulting disruptions could have a material adverse effect on our business and financial results. We store sensitive information in connection with our customers’ data, data we collect from a variety of public and private sources, data collected from our human resources operations and other aspects of our business which could be compromised by a cyber-attack. To the extent that any disruptions or security breach results in a loss or damage to any of this data, an inappropriate disclosure of this data or other confidential information, an inability to access data sources, or an inability to process data for or send data to our customers, it could cause significant damage to our reputation, affect our relationships with our customers, lead to claims against the Company and ultimately harm our business. Our servers and other hardware, as well as our operating systems software and applications may not contain sufficient protection from malware or unauthorized access. The costs to us to minimize or alleviate the effects of cyber-attacks, viruses, worms, malicious software programs or other security vulnerabilities are significant and could require significant upgrades to our IT infrastructure. We may be required to incur significant costs to undertake these actions and to protect against damage caused by these disruptions, security breaches, or cyber-attacks of the nature we have already incurred, in the future. Moreover, because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques, implement adequate preventative measures or remediate any intrusion on a timely or effective basis. Efforts we undertake to prevent these sorts of disruptions and breaches may not be successful. While we have insurance coverage for certain instances of a cyber-security breach, our coverage may not be sufficient now or in the future if we suffer additional significant or multiple attacks. Our insurance may not cover IT enhancements and upgrades we may undertake from time to time, or harm to our reputation, loss of customers or any related loss of revenue related to cyber-security incidents.
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
The FCPA and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials and/or other persons for the purpose of obtaining or retaining business. Recent years have seen a substantial increase in anti-bribery law enforcement activity by regulators, with more frequent and aggressive investigations and enforcement proceedings by the U.S. Department of Justice (“DOJ”), the SEC, and the U.K. Serious Frauds Office (“SFO”) among others, and increases in criminal and civil proceedings brought against companies and individuals. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that are recognized as having a greater potential for governmental and commercial corruption. We cannot assure that our policies and procedures will always protect us from reckless or criminal acts committed by our employees or third-party vendors. From time to time, we conduct internal investigations and compliance reviews, the findings of which could negatively impact our business. Any determination that our operations or activities are not, or were not, in compliance with existing U.S. or foreign laws or regulations could result in the imposition of substantial fines, interruptions of business, debarment, loss of supplier, vendor or other third-party relationships, disruption or cessation of certain lines of business, termination of necessary licenses and permits, and other legal or equitable sanctions. Other internal or government investigations or legal or regulatory proceedings, including lawsuits brought by private litigants, including our shareholders, may also follow as a consequence. Violations of these laws by the Company, its employees or its third-parties, such as vendors, brokers and agents, may result in criminal or civil sanctions, which could result in a material adverse effect on our reputation, business, results of operations or financial condition.
Since 2012, we have been reviewing certain allegations that we may have violated the FCPA and certain other laws in our China operations. As previously reported, we have voluntarily contacted the SEC and the DOJ to advise both agencies of our investigation. As our investigation and our discussions with both the SEC and DOJ are ongoing, we cannot yet predict the ultimate outcome of the matter or its ultimate impact on our business, financial condition or results of operations. Based on our discussions with the SEC and DOJ, including indications from the SEC of its estimate of the amount of net benefit potentially earned by the Company as a result of the challenged activities, we continue to believe that it is probable that the Company will incur a loss related to the government's investigation. The DOJ also advised the Company in February 2015 that they will be proposing terms of a potential settlement, but we are unable to predict the timing or terms of any such proposal. We continue to have follow-up meetings with the SEC and DOJ, most recently meeting with the SEC in June 2016 and with the DOJ in October 2016, and the parties are still discussing the evidence and other factors to help bring this matter to resolution. In our June 2016 meetings with the SEC, the SEC provided us with its current net benefit calculations, but has not indicated whether it will impose additional penalties. In accordance with ASC 450, an amount in respect of this matter has been accrued in the consolidated financial statements during the second quarter of 2016. We are still in discussions with the DOJ to determine what range of penalties the DOJ might propose. Accordingly, we remain unable at this time to reasonably estimate the final amount or ultimate range of any loss, although it is possible that the amount of such additional loss could be material. In addition, the SEC and DOJ have a broad range of civil and criminal sanctions available to them under the FCPA and other laws and regulations including, but not limited to, injunctive relief, disgorgement, fines, penalties, modifications to business practices, including the termination or modification of existing business relationships, and the imposition of compliance programs and the retention of a monitor to oversee compliance with the FCPA. The imposition of any of these sanctions or remedial measures could have a material adverse effect on our reputation, business, results of operations and/or financial condition.
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
Our strategy is designed to drive long term sustainable growth as one global company delivering indispensable content through modern channels to serve new customer needs with our forward-leaning culture. We may not be able to successfully implement our strategic initiatives in accordance with our expectations, or in the timeframe we desire, which may result in an adverse impact on our business and financial results. In addition, the success of our strategic initiatives depends in part upon parties whom we do not control. For example, each year we negotiate new multi-year arrangements, or the renewal of existing arrangements, with alliance partners and other third parties in order to modernize our content delivery.  If our larger alliance partners or third parties fail to renew their arrangements with us, or they are unable to successfully fulfill their obligations, it could have a negative impact on our business and financial results. Furthermore, we cannot be certain that even upon successful execution of our strategy, we will continue to meet our customers’ changing needs, which could significantly harm our business and financial results.
In addition, we provide financial guidance and metrics to the public which are based, among other things, upon our assumptions regarding our expected financial performance.  These include, for example, assumptions regarding our ability to grow revenue and operating income, and to achieve desired tax rates and to generate free cash flow. In addition, we evaluate sales, which represents the value of committed contracts, as a measure of how we are performing against our strategic initiatives.  We believe that our financial guidance and these metrics provide our investors and analysts with a better understanding of our view of our near-term financial performance. Such financial guidance and metrics may not always be accurate, due to our inability to meet the assumptions we make and the impact on our financial performance that could occur as a result of the various risks and uncertainties to our business as set forth in these risk factors and in our public filings with the SEC or otherwise. Our focus on, and dedication of resources to, achieving our strategy in order to drive long-term sustainable growth, or a failure to effectively implement our strategy, could further impact our ability to meet our financial guidance or our metrics in a given year. If we fail to meet the financial guidance that we provide or if we find it necessary to revise such guidance as we conduct our operations throughout the year, or if we fail to achieve sufficient performance against the metrics we have provided externally, such as sales, the market value of our common stock or other securities could be materially adversely affected.

We may lose key business assets or suffer interruptions in product delivery, including loss of data center capacity or the interruption of telecommunications links, the Internet, or power sources which could significantly impede our ability to do business.
Our operations depend on our ability to protect data centers and related technology against damage from hardware failure, fire, power loss, telecommunications failure, impacts of terrorism, breaches in security (such as the actions of computer hackers), the theft of services, natural disasters, or other disasters. The online services we provide are also completely dependent on cloud services and links to telecommunications providers. We generate a significant amount of our revenue through our support centers and Internet sites that we use in the acquisition of new customers, fulfillment of services and responding to customer inquiries. We may not have sufficient redundant infrastructure to prevent a loss or failure across the full application and support sites to recover access in a timely manner. Any damage to, or failure by our service providers to properly maintain our data centers, telecommunications links or ability to provide access to our telesales centers or Internet sites could cause interruptions in operations that adversely affect our ability to meet our customers’ requirements and materially adversely affect our business and financial results.
A failure in the integrity of our databases or the systems upon which we rely could harm our brand and result in a loss of sales and an increase in legal claims.
The reliability of our solutions is dependent upon the integrity of the data in our global databases. A failure in the integrity of our databases, or an inability to ensure that our usage of data is consistent with any terms or restrictions on such use, whether inadvertently or through the actions of a third party, could harm us by exposing us to customer or third-party claims or by causing a loss of customer confidence in our solutions. We may experience an increase in risks to the integrity of our databases as we move toward real-time data feeds, including those from social media sources, and as we acquire content through the acquisitions of companies with existing databases that may not be of the same quality or integrity as our existing Dun & Bradstreet databases. In addition, although we are continually evolving the systems upon which we rely to sustain product delivery, meet customer demands and support the development of new solutions, certain of our existing infrastructure is comprised of complex legacy technology that requires time and investment to upgrade without disruption to the business. We plan to continue to invest in our core systems to improve and maintain the quality, timeliness and coverage of the data contained therein and their ongoing operation in order to maintain our competitive positioning in the marketplace. We have in the past been subject to customer and third-party complaints and lawsuits regarding our data, which have occasionally been resolved by the payment of monetary damages. We have also licensed, and we may license in the future, proprietary rights to third parties. While we attempt to ensure that the quality of our brand is maintained by the third parties to whom we grant such licenses and by customers, they may take actions that could materially adversely affect the value of our proprietary rights or our reputation. It cannot be assured that these licensees and customers will take the same steps we have taken to prevent misappropriation of our data solutions or technologies.
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
We operate in both emerging and mature global markets. As a result of the macro-economic challenges currently affecting the economy of the U.S., Europe, and other parts of the world, our customers or vendors may experience problems with their earnings, cash flow, or both. This may cause our customers to delay, cancel or significantly decrease their purchases from us, and we may experience delays in payment or their inability to pay amounts owed to us. Customers are increasingly asking for delayed payment terms, which could impact our cash flows, our need for short-term borrowing, and possibly our ability to get paid. Tepid economic growth is also intensifying the competitive pressures in our business categories including increasing price pressure. In addition, our vendors may substantially increase their prices to us and without notice. Any such change in the behavior of our customers or vendors may materially adversely affect our earnings and cash flow. In addition, as we continue to compete in a greater number of emerging markets, potential customers may show a significant preference for local vendors. Our ability to compete in emerging markets depends on our ability to provide products in a manner that is sufficiently flexible to meet local needs, and to continue to undertake technological advances in local markets in a cost effective manner, utilizing local labor forces. If economic conditions in the U.S. and other key markets deteriorate further or do not show improvement, or we are not able to successfully compete in emerging markets, we may experience material adverse impacts to our business, operating results, and/or access to credit markets.
Changes in the legislative, regulatory and commercial environments in which we operate could adversely impact our ability to collect, compile, store, use, cross-border transfer, publish, and/or sell data and could impact our financial results.
Certain types of information we collect, compile, store, use, transfer, publish and/or sell are subject to regulation by governmental authorities in various jurisdictions in which we operate, particularly in our global markets. There are increasing legislative and regulatory actions regarding the governance of personal, credit and adverse data (that is, negative data about individuals), even in the context of businesses. These actions may result in new or amended laws and regulations or regulatory actions that could adversely impact our business. Legislation or regulatory actions regarding cyber-security, imposing content restrictions, requiring access to our network to conduct security assessments, or requirements that databases containing information on local businesses or individuals be stored in-country and at times coupled with restrictions on exporting the data out of the country, increasing the rights of those who are the subject of data, and/or increasing restrictions on automated decision making could have a material adverse effect on our business and financial results. In addition, any other legislation, court actions, or laws and regulations with respect to the collection, compilation, storage, use, cross-border transfer, publication and/or sale of credit-related, adverse, or personal information, or adverse publicity or litigation concerning the improper use or hacking of such information, could result in limitations being imposed on our operations, increased compliance or litigation costs and/or loss of revenue, which could have a material adverse effect on our business and financial results.
Governmental agencies and commercial entities from which we acquire data may seek to increase the costs we must pay to acquire, use and/or redistribute such data. Governmental agencies or laws may also limit or restrict access to, or use of, data and information that are currently publicly available, which could have a material adverse impact on our business and financial results. In addition, as more federal, state, and foreign governments continue to struggle with significant fiscal pressure, we may be faced with changes to tax laws that could have immediate negative consequences to our business. While we would seek to pass along any such cost increases or tax impacts to our customers or provide alternative services, there is no guarantee that we would be able to do so, given competitive pressures or other considerations. Should our proportion of multi-year contracts increase, our risk of not being able to recover such additional costs further increases.  Any such price increases or change to alternative services may result in reduced usage by our customers and/or loss of market share, which could have a material adverse effect on our business and financial results.

Acquisitions, joint ventures or similar strategic relationships, or dispositions of any of our businesses may disrupt or otherwise have a material adverse effect on our business and financial results.
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

•
The acquisition of a third party that has operations in territories covered by one or more of our Worldwide Network partners may conflict with the terms of our agreements with such partners, and if a mutual resolution cannot be achieved, may cause us to realize less than the expected full value of the transaction, or may cause us not to do a transaction that we otherwise deem valuable to the business;

•	We could experience downgrades to our credit ratings as a result of these transactions which could increase our cost of funding;

•	We may not derive the revenue improvements, cost savings and other intended benefits of any such transaction; and

•
There may be risks, exposures and liabilities of acquired entities or other third parties with whom we undertake a transaction, that may arise from such third parties’ activities prior to undertaking a transaction with us and which we may not discover or fully understand through the due diligence process.

While we have certain contractual commitments with each of the third-party members of the Worldwide Network, we have no direct management control over such third parties or other third parties who conduct business under the Dun & Bradstreet brand name in local markets or who license and sell under the Dun & Bradstreet name, and the renewal by third-party members of the Worldwide Network of their agreements with Dun & Bradstreet is subject to mutual agreement.
The Worldwide Network is comprised of wholly-owned subsidiaries and businesses where there is third-party member participation, whether through joint ventures that we control or hold a minority interest in, or through third-party members who conduct business under the Dun & Bradstreet brand name in local markets. While third-party member participation in the Worldwide Network and certain of our relationships with other third parties are governed by commercial services agreements and the use of our trademarks is governed by license agreements, we have no direct management control over these members or third parties beyond the terms of the agreements. We license data to certain third parties to be included in the data solutions that they sell to their customers and such arrangements may increase as a percentage of our total revenue in the future. We do not have direct control over such third parties’ sales people or practices, and their failure to successfully sell products which include our data will impact the revenue we receive and could have a material adverse effect on our business and financial results. Conversely, we license data from certain third parties for inclusion in the data solutions that we sell to our customers, and while we have guidelines and quality control requirements in place, we do not have absolute control over such third-parties’ data collection and compliance practices. As a result, actions or inactions taken by these third parties or their failure to renew their contractual relationships with us could have a material adverse effect on our business and financial results. For example, one or more third parties or members may:

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
Such actions or inactions could materially adversely impact our business and financial results directly or have an impact on customer confidence in the Dun & Bradstreet brand globally which could in turn, materially adversely impact our business and financial results.

Our businesses around the globe are subject to various risks associated with operations in foreign countries, which could materially adversely affect our business and financial results.
Our success depends in part on our various businesses around the globe. For each of the three years ended December 31, 2016, 2015 and 2014, our businesses outside of the U.S. accounted for 19%, 22% and 24% of total revenue, respectively. Our business in the U.S. is also dependent on our ability to provide information from other markets at a reasonable cost. These businesses are subject to many of the same challenges as our domestic business, as well as the following:

•
Our competition in foreign markets is primarily local, and our customers may have greater loyalty to our local competitors which may have a competitive advantage because they are not restricted by U.S. and foreign laws with which we require our businesses around the globe to comply, such as the FCPA;

•
Although our services have not usually been regulated, governments may adopt legislation or regulations, or we may learn that our current methods of operation violate existing legislation or regulations, governing the collection, compilation, storage, use, cross-border transfer, publication, and/or sale of the kinds of information we collect, compile, store, use, transfer cross border, publish, and/or sell, which could bar or impede our ability to operate and this could adversely impact our business;

•	Credit insurance is a significant credit risk mitigation tool in certain global markets that may reduce the demand for our Risk Management Solutions; and

•	In some markets, key data elements are generally available from public-sector sources, thus reducing a customer’s need to purchase that data from us.
In addition, the FCPA and anti-bribery and anti-corruption laws in other jurisdictions generally prohibit improper payments to government officials or other persons for the purpose of obtaining or retaining business. We cannot assure you that our policies and procedures will always protect us from acts committed by our employees or third parties, such as our vendors, brokers and agents. From time to time, under appropriate circumstances, we have undertaken and will continue to undertake investigations of the relevant facts and circumstances and, when appropriate, take remedial actions, which can be expensive and require significant time and attention from senior management, and which may also lead to disclosure to the SEC and/or DOJ. Violations of these laws may result in criminal or civil sanctions, which could disrupt our business and result in a material adverse effect on our business and financial results.
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
Our operating results could be negatively affected by a variety of other factors affecting our foreign operations, many of which are beyond our control. These factors may include currency fluctuations, economic, political or regulatory conditions, competition from government agencies in a specific country or region, trade protection measures and other regulatory requirements. Additional risks inherent in global business activities generally include, among others:

•	The costs and difficulties of managing global operations and strategic alliances, including our Worldwide Network;

•	The costs and difficulties of enforcing agreements, collecting receivables and protecting assets, especially our intellectual property rights, in non-U.S. legal systems; and

•	The need to comply with a broader array of regulatory and licensing requirements, the failure of which could result in fines, penalties or business suspensions.
We may not be able to attract and retain qualified people, which could impact the quality of our performance and customer satisfaction.
Our success and financial results depend in part on our continuing ability to attract, retain and motivate highly qualified people at all levels. Competition for these individuals is intense, especially in roles requiring skills, capabilities and experiences that are in high demand. As a priority, we continue to focus on attracting and retaining our key people, building a strong employment brand and creating a forward leaning culture. Any inability to retain or attract highly-qualified individuals could have a material adverse effect on our business and financial results.
Our retirement and post retirement pension plans are subject to financial market risks that could adversely affect our future results of operations and cash flow.
We have significant retirement and post retirement pension plan assets and funding obligations. The performance of the financial and capital markets impacts our plan expenses and funding obligations. Significant decreases in market interest rates, decreases in the fair value of plan assets and investment losses on plan assets will increase our funding obligations, and could adversely impact our results of operations and cash flows.
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
Our corporate office is located at 103 JFK Parkway, Short Hills, New Jersey 07078, in a 123,000 square-foot property that we lease. This property also serves as our executive offices. In December 2014, we supplemented this space with the addition of 69,280 square feet of leased office space located at 101 JFK Parkway, Short Hills, New Jersey. Both of these leases are co-terminus and expire on March 31, 2023, with two five-year renewal options.
Our other properties, most of which are leased, are geographically distributed worldwide to meet sales and operating requirements. We consider all of these properties to be both suitable and adequate to meet current operating requirements. As of December 31, 2016, the most notable of these other properties included the following sites:

•	A 178,330 square-foot leased office building in Center Valley, Pennsylvania, housing various sales, emerging businesses, finance, fulfillment and data operations groups;

•	A 61,471 square-foot leased office building in Austin, Texas, housing technology development, certain product development and sales operations;

•	A 51,810 square-foot leased space in Marlow, England, housing our U.K. business, global technology and certain other international groups; and

•	A 47,782 square-foot leased space in Dublin, Ireland, housing technology development, data operations and sales operations groups.

Item 3.	Legal Proceedings
Information in response to this Item is included in Part II, Item 8. “Note 13. Contingencies” and is incorporated by reference into Part I of this Annual Report on Form 10-K.

Item 4.	Mine Safety Disclosures
Not applicable.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the New York Stock Exchange and trades under the symbol DNB. We had 1,561 shareholders of record as of December 31, 2016.
The following table summarizes the high and low sales prices for our common stock, as reported in the periods shown:

	2016		2015
	High	Low	High	Low
First Quarter	$103.52	$87.91	$135.92	$114.95
Second Quarter	$128.36	$102.71	$134.74	$122.00
Third Quarter	$140.73	$122.14	$126.00	$101.18
Fourth Quarter	$135.52	$115.60	$115.00	$100.97
We paid quarterly dividends to our shareholders totaling $70.5 million, $66.7 million and $64.0 million during the years ended December 31, 2016, 2015 and 2014, respectively. In February 2017, we declared a dividend of $0.5025 per share for the first quarter of 2017. This cash dividend will be payable on March 10, 2017 to shareholders of record at the close of business on February 23, 2017.
Issuer Purchases of Equity Securities
The following table provides information about purchases made by us or on our behalf during the quarter ended December 31, 2016 of shares of equity that are registered pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Currently Authorized Shares That May Yet Be Purchased Under the Plans or Programs (a)
(Dollar amounts in millions, except share data)
October 1 - 31, 2016	—	$—	—	$—
November 1 - 30, 2016	—	$—	—	$—
December 1 - 31, 2016	—	$—	—	$—
	—	$—	—	$100.0

(a)
In August 2014, our Board of Directors approved a $100 million share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and Employee Stock Purchase Program, and to be used for discretionary share repurchases from time to time. The $100 million share repurchase program will remain open until it has been fully utilized. There is currently no definitive timeline under which the program will be completed. As of December 31, 2016, we had not yet commenced share repurchases under this program.

FINANCIAL PERFORMANCE COMPARISON GRAPH*
SINCE DECEMBER 31, 2011
In accordance with SEC rules, the graph below compares the Company’s cumulative total shareholder return against the cumulative total return of the Standard & Poor’s 500 Index and a published industry index starting on December 31, 2011. Our past performance may not be indicative of future performance.

As an industry index, the Company chose the S&P 500 Commercial & Professional Services Index, a subset of the S&P 500 Index that includes companies that provide business-to-business services.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
AMONG DUN & BRADSTREET, S&P 500 INDEX AND THE S&P 500 COMMERCIAL &
PROFESSIONAL SERVICES INDEX

*	Assumes $100 invested on December 31, 2011, and reinvestment of dividends.

 Item 6.      Selected Financial Data

	For the Years Ended December 31,
	2016	2015	2014	2013	2012
	(Amounts in millions, except per share data)
Results of Operations:
Revenue	$1,703.7	$1,637.1	$1,584.5	$1,558.4	$1,563.9
Costs and Expenses	1,344.5	1,300.1	1,173.1	1,132.3	1,147.3
Operating Income (1)	359.2	337.0	411.4	426.1	416.6
Non-Operating Income (Expense) - Net (2)	(155.6)	(57.0)	(71.2)	(39.8)	(53.6)
Income Before Provision for Income Taxes and Equity in Net Income of Affiliates	203.6	280.0	340.2	386.3	363.0
Provision for Income Taxes (3)	99.9	74.2	54.3	135.6	82.2
Equity in Net Income of Affiliates	2.8	2.7	1.9	1.6	1.3
Net Income (Loss) from Continuing Operations	106.5	208.5	287.8	252.3	282.1
Less: Net (Income) Loss Attributable to the Noncontrolling Interest	(5.0)	(4.3)	(3.5)	(3.6)	(1.0)
Net Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet	101.5	204.2	284.3	248.7	281.1
Income from Discontinued Operations, Net of Income Taxes (4)	—	2.1	10.1	9.8	14.4
Loss on Disposal of Business, Net of Income Taxes	(4.1)	(37.5)	—	—	—
Income (Loss) from Discontinued Operations, Net of Income Taxes (5)	(4.1)	(35.4)	10.1	9.8	14.4
Net Income (Loss) Attributable to Dun & Bradstreet	$97.4	$168.8	$294.4	$258.5	$295.5
Basic Earnings (Loss) Per Share of Common Stock:
Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$2.78	$5.66	$7.79	$6.36	$6.16
Income (Loss) from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	(0.11)	(0.98)	0.27	0.25	0.31
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders	$2.67	$4.68	$8.06	$6.61	$6.47
Diluted Earnings (Loss) Per Share of Common Stock:
Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$2.76	$5.61	$7.71	$6.29	$6.12
Income (Loss) from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	(0.11)	(0.97)	0.28	0.25	0.31
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders	$2.65	$4.64	$7.99	$6.54	$6.43

Other Data:
Weighted Average Number of Shares Outstanding - Basic	36.5	36.1	36.5	39.1	45.6
Weighted Average Number of Shares - Diluted	36.8	36.4	36.9	39.5	46.0

Cash Dividends Paid per Common Share	$1.93	$1.85	$1.76	$1.60	$1.52
Cash Dividends Declared per Common Share	$1.93	$1.85	$1.76	$1.60	$1.52
Other Comprehensive Income, Net of Tax:
Net Income (Loss) from Continuing Operations	$106.5	$208.5	$287.8	$252.3	$282.1
Income (Loss) from Discontinued Operations, Net of Income Taxes	(4.1)	(35.4)	10.1	9.8	14.4
Net Income (Loss)	102.4	173.1	297.9	262.1	296.5
Foreign Currency Translation Adjustments, no Tax Impact	24.9	(59.0)	(46.9)	(35.6)	17.1
Defined Benefit Pension Plans:
Prior Service Costs, Net of Tax Income (Expense) (6)	(0.9)	(0.9)	1.8	(5.6)	(6.4)
Net Actuarial Gain (Loss), Net of Tax Income (Expense) (7)	(8.7)	15.8	(138.3)	154.4	(56.2)
Derivative Financial Instruments, Net of Tax Income (Expense) (8)	—	—	(0.1)	—	0.1
Total Other Comprehensive Income (Loss), Net of Tax	15.3	(44.1)	(183.5)	113.2	(45.4)
Comprehensive Income (Loss), Net of Income Taxes	117.7	129.0	114.4	375.3	251.1
Less: Comprehensive Income (Loss) Attributable to the Noncontrolling Interest	(4.4)	(3.6)	(3.3)	(3.5)	(1.0)
Comprehensive Income (Loss) Attributable to Dun & Bradstreet	$113.3	$125.4	$111.1	$371.8	$250.1

Balance Sheet:
Total Assets (9) (10)	$2,209.2	$2,266.5	$1,981.9	$1,884.6	$1,984.8
Long-Term Debt (10)	$1,594.5	$1,797.0	$1,348.3	$1,510.4	$1,283.7
Total Dun & Bradstreet Shareholders’ Equity (Deficit)	$(1,002.0)	$(1,116.8)	$(1,203.3)	$(1,048.4)	$(1,017.4)
Noncontrolling Interest	$14.2	$11.5	$8.7	$6.1	$3.1
Total Equity (Deficit)	$(987.8)	$(1,105.3)	$(1,194.6)	$(1,042.3)	$(1,014.3)

(1) Restructuring, non-core gains and (charges) and acquisition and divestiture-related charges(a) included in Operating Income:

	For the Years Ended December 31,
Gain (Charge):	2016	2015	2014	2013	2012
Restructuring Charges	$(22.1)	$(32.3)	$(14.9)	$(13.9)	$(29.4)
Legal and Other Professional Fees and Shut-Down Costs Related to Matters in China	$(2.0)	$(1.6)	$(3.7)	$(7.4)	$(15.6)
Accrual for Legal Matters	$(26.0)	$—	$—	$—	$—
Acquisition/Divestiture Related Costs	$(9.5)	$(21.9)	$—	$—	$—
Amortization of Acquisition Related Intangibles	$(24.2)	$(17.8)	$—	$—	$—
Impairments Related to Matters in China	$—	$—	$—	$—	$(12.9)
Impairment of Assets	$(2.4)	$(6.8)	$(7.3)	$(33.3)	$—
Strategic Technology Investment or MaxCV	$—	$—	$—	$—	$(30.3)

(a)	See Item 7. included in this Annual Report on Form 10-K for further detail.

(2)	Restructuring, non-core gains and (charges) and acquisition and divestiture-related charges(a) included in Non-Operating Income (Expense) – Net:

	For the Years Ended December 31,
Gain (Charge):	2016	2015	2014	2013	2012
Effect of Legacy Tax Matters (b)	$(1.7)	$(6.9)	$(28.6)	$0.8	$(14.8)
Gain (Loss) on Sale of Businesses (c)	$(95.1)	$—	$—	$—	$6.1
Gain (Loss) on Investment	$(6.7)	$(1.2)	$—	$—	$—
Acquisition/Divestiture Related Costs	$(0.1)	$(0.3)	$—	$—	$—

(a)	See Item 7. included in this Annual Report on Form 10-K for further detail.
(b) During the year ended December 31, 2016, we recognized the reduction of a contractual receipt under a tax allocation agreement between Moody’s Corporation and Dun & Bradstreet as a result of the expiration of a statute of limitations for the 2012 tax year.
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

(c)
During the year ended December 31, 2016, we recognized a total pre-tax loss on the sale of businesses related to the disposal of our Belgium, Netherlands and Latin America operations. See Note 17 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further detail.

(3)	Restructuring, non-core gains and (charges) and acquisition and divestiture-related charges(a) included in Provision for Income Taxes:

	For the Years Ended December 31,
Tax Benefit (Expense):	2016	2015	2014	2013	2012
Restructuring Charges	$7.7	$11.7	$4.1	$3.6	$10.7
Legal and Other Professional Fees and Shut-Down Costs Related to Matters in China	$0.7	$0.8	$1.3	$2.8	$5.2
Accrual for Legal Matters	$3.4	$—	$—	$—	$—
Gain (Loss) on Sale of Businesses	$(2.7)	$—	$—	$—	$5.1
Acquisition/Divestiture Related Costs	$1.6	$3.8	$—	$—	$—
Amortization of Acquisition Related Intangibles	$9.1	$6.8	$—	$—	$—
Cash Repatriation Tax Benefit	$—	$2.9	$—	$—	$—
Impairment of Assets	$—	$2.1	$2.8	$6.2	$—
Strategic Technology Investment or MaxCV	$—	$—	$—	$—	$9.5
Gain (Loss) on Investment	$—	$0.3	$—	$—	$—
Tax Benefit on a Loss on the Tax Basis of a Legal Entity	$—	$—	$—	$—	$15.4
Effect of Legacy and Other Tax Matters	$3.4	$14.3	$65.8	$(0.8)	$27.8

(a)	See Item 7. included in this Annual Report on Form 10-K for further detail.

(4) Tax Benefit (Expense) of $2.2 million, $1.7 million, $0.1 million and $(0.9) million during the years ended December 31, 2015, 2014, 2013 and 2012, respectively.
(5) In June 2015, we divested our business in Australia and New Zealand (“ANZ”) for $169.8 million, which was part of our Non-Americas segment. Accordingly, we have reclassified the historical financial results of our business in ANZ as discontinued operations for all periods presented in this Annual Report on Form 10-K and recorded a loss on the disposal of the business of $4.1 million and $37.5 million (both pre-tax and after tax) for the years ended December 31, 2016 and 2015, respectively, in the consolidated statement of operations and comprehensive income (loss). See Note 17 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further detail.

(6)
Tax Benefit (Expense) of $0.4 million, $0.5 million, $(1.1) million, $3.3 million and $3.1 million during the years ended December 31, 2016, 2015, 2014, 2013 and 2012, respectively. See Note 10 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further detail.

(7)
Tax Benefit (Expense) of $4.3 million, $(9.6) million, $84.9 million, $(91.7) million and $27.2 million during the years ended December 31, 2016, 2015, 2014, 2013 and 2012, respectively. See Note 10 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further detail.

(8) Tax Benefit (Expense) of $(0.1) million and $(1.9) million for the years ended December 31, 2014 and 2012, respectively.
(9) During the year ended December 31, 2015, we acquired NetProspex and Dun & Bradstreet Credibility Corp. See Note 18 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further detail.

(10)
The prior period consolidated balance sheets were adjusted associated with the adoption of Accounting Standards Update (“ASU”) No. 2015-03 “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” in the first quarter of 2016. The impacts were adjustments of $7.1 million, $3.9 million, $5.6 million and $7.0 million to the consolidated balance sheet at December 31, 2015, 2014, 2013 and 2012, respectively. See Note 2 and Note 6 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further detail.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
How We Manage Our Business
In addition to reporting generally accepted accounting principles in the United States of America (“GAAP”) results, the Company evaluates performance and reports on a total company basis and on a business segment level basis its results (such as revenue, operating income, operating income growth, operating margin, net income, tax rate and diluted earnings per share) on an “As Adjusted” basis. The term “As Adjusted” refers to the following: the elimination of the effect on revenue due to purchase accounting fair value adjustments to deferred revenue; restructuring charges; other non-core gains and charges that are not in the normal course of our business (such as gains and losses on sales of businesses, impairment charges and material tax and legal settlements); acquisition and divestiture-related fees (such as costs for bankers, legal fees, diligence costs, retention payments and contingent consideration adjustments); and acquisition-related intangible amortization expense. A recurring component of our “As Adjusted” basis is our restructuring charges, which we believe do not reflect our underlying business performance. Such charges are variable from period to period based upon actions identified and taken during each period. Additionally, our “As Adjusted” results exclude the results of Discontinued Operations. Management reviews operating results on an “As Adjusted” basis on a monthly basis and establishes internal budgets and forecasts based upon such measures. Management further establishes annual and long-term compensation such as salaries, target cash bonuses and target equity compensation amounts based on performance on an “As Adjusted” basis and a significant percentage weight is placed upon performance on an “As Adjusted” basis in determining whether performance objectives have been achieved. Management believes that by reflecting these adjustments to our GAAP financial measures, business leaders are provided incentives to recommend and execute actions that support our long-term growth strategy rather than being influenced by the potential impact one of these items can have in a particular period on their compensation. The Company adjusts for these items because they do not reflect the Company’s underlying business performance and they may have a disproportionate positive or negative impact on the results of its ongoing business operations. We believe that the use of our non-GAAP financial measures provides useful supplemental information to our investors.
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
We also analyze “As Adjusted” revenue growth on an organic basis because management believes this information provides important insight into the underlying/ongoing performance of the business. Organic revenue excludes revenue from acquired businesses for one year from the date of the acquisition and net divested revenue which we define as the historical revenues from the divested businesses net of the annual ongoing future revenue streams resulting from the commercial arrangements entered into in connection with such divestitures.
We may from time to time use the term “sales,” which we define as the annual value of committed customer contracts. This term is often referred to as “bookings” or “commitments” by other companies.
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
In the fourth quarter of 2016, we divested our operations in the Netherlands and Belgium (“Benelux”) and Latin America, which were reported within our Non-Americas and Americas segments, respectively.
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
We also report and monitor the performance of our Risk Management Solutions as Trade Credit and Other Enterprise Risk Management, and the results of our Sales & Marketing Solutions as Traditional Prospecting Solutions and Advanced Marketing Solutions. Trade Credit represents our traditional commercial credit products such as DNBi (which includes D&B Credit) and all other products that help customers assess payment risk. Other Enterprise Risk Management includes all of our remaining Risk Management products, such as our compliance, supply chain, credit on self and D&B Direct risk solutions. Traditional Prospecting Solutions includes Hoover’s and our educational marketing business Market Data Retrieval (“MDR”). Advanced Marketing Solutions includes all of our remaining Sales & Marketing Solutions products including Optimizer, NetProspex and DaaS (e.g., CRM and D&B Direct sales and marketing solutions).
We evaluate our business based on the following supplemental revenue metrics for Trade Credit we further evaluate it by “DNBi®,” which includes D&B Credit, and “Other Trade Credit” and for total revenue we further evaluate it by “Direct” and “Alliance & Partners.” We define “DNBi” as our interactive, online application that offers customers a subscription based real time access to our most complete and up-to-date global information, comprehensive monitoring and portfolio. We define “Other Trade Credit” as products and services used to manage credit risk and to support our customers’ internal credit risk decisioning processes. We define “Direct” as when we hold the relationship with the end customer. We define “Alliance & Partners” as where we do not maintain the end relationship with the customer of our content (e.g., Alliances, Dun & Bradstreet Worldwide Network partners, Third Party or Broker type relationships). Management believes these measures provide further insight into our revenue performance.
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
See “Results of Operations” below for a discussion of our results reported on a GAAP basis.
Overview
Since January 1, 2015, we have managed and reported our business through two segments:

•	Americas, which currently consists of our operations in the United States (“U.S.”), Canada, and our Latin America Worldwide Network (we divested our Latin America operations in September 2016); and

•
Non-Americas, which currently consists of our operations in the United Kingdom (“U.K.”), Greater China, India and our European and Asia Pacific Worldwide Networks (we divested our operations in both the Netherlands and Belgium (“Benelux”) in November 2016 and our Australian operations in June 2015).

Prior to January 1, 2015, we managed and reported our business through the following three segments:

•	North America, which consisted of our operations in the U.S. and Canada;

•	Asia Pacific, which primarily consisted of our operations in Australia, Greater China, India and Asia Pacific Worldwide Network; and

•	Europe and other International Markets, which primarily consisted of our operations in the U.K., the Netherlands, Belgium, Latin America and our European Worldwide Network.
The financial statements of our subsidiaries outside of the U.S. and Canada reflect a fiscal year ended November 30 to facilitate the timely reporting of our consolidated financial results and consolidated financial position.

The following table presents the contribution by segment to revenue:

	For the Years Ended December 31,
	2016	2015	2014
Revenue:
Americas	83%	81%	80%
Non-Americas	17%	19%	20%
The following table presents contributions by customer solution set to revenue:

	For the Years Ended December 31,
	2016	2015	2014
Revenue by Customer Solution Set:
Risk Management Solutions	59%	60%	61%
Sales & Marketing Solutions	41%	40%	39%
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
We also maintain supplemental and excess plans in the United States (“U.S. Non-Qualified Plans”) to provide additional retirement benefits to certain key employees of the Company. These plans are unfunded, pay-as-you-go plans. The U.S. Qualified Plan and the U.S. Non-Qualified Plans account for approximately 71% and 14% of our pension obligation, respectively, at December 31, 2016.
Effective June 30, 2007, we amended the U.S. Qualified Plan and one of the U.S. Non-Qualified Plans, known as the U.S. Pension Benefit Equalization Plan (the “PBEP”). Any pension benefit that had been accrued through such date under the two plans was “frozen” at its then current value and no additional benefits, other than interest on such amounts, will accrue under the U.S. Qualified Plan and the PBEP. Effective April 2011, we amended our Executive Retirement Plan to close the plan to new participants. Our employees in certain of our international operations are also provided with retirement benefits through defined benefit plans, representing the remaining balance of our pension obligations.
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
The factor with the most immediate impact on our pension costs is a change in the expected long-term rate of return on pension plan assets for the U.S. Qualified Plan. This assumption was 7.25% for 2016 and 7.75% for each of 2015 and 2014. For 2017, we will use a long-term rate of return of 7.00%. The 7.00% assumption represents our best estimate of the expected long-term future investment performance of the U.S. Qualified Plan, after considering expectations for future capital market returns and the plan’s asset allocation. As of December 31, 2016, the U.S. Qualified Plan was 50% invested in publicly traded equity securities, 45% invested in debt securities and 5% invested in alternative investments (e.g. real estate).
A change in the discount rate also has an effect on our annual operating income and financial position. Effective January 1, 2016, we changed the approach used to measure service and interest cost components of net periodic benefit costs for our pension and postretirement benefit plans. Previously, we measured service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the plan obligations. Beginning in 2016, we elected to measure service and interest costs by applying the specific spot rates along that yield curve to the plans’ liability cash flows (“Spot Rate Approach”). We believe the new approach provides a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows and their corresponding spot rates on the yield curve. This change does not affect the measurement of our plan obligations and it was accounted for as a change in accounting estimate which was applied prospectively. This change in estimate reduced our 2016 pension and postretirement net periodic cost by approximately $14 million. The weighted average discount rate used in effect for the 2016 interest and service cost for the U.S. plans under the Spot Rate Approach was 3.04%. The weighted average discount rate used to measure the benefit obligation for the U.S. plans was 3.89% at December 31, 2015.
Changes in the above key assumptions for our U.S. plans would have the following effects:

	Long-Term Rate of Return		Discount Rate
	A 25 Basis Point		A 25 Basis Point
	Increase	Decrease	Increase	Decrease
Increase (Decrease) in Pension Cost	$(3.0)	$3.0	$1.0	$(1.0)
Increase (Decrease) in Pension Obligation	N/A	N/A	$(47.0)	$37.0
Differences between the assumptions stated above and actual experience could affect our pension and other postretirement benefit costs. When actual plan experience differs from the assumptions used, actuarial gains or losses arise. These gains and losses are aggregated and amortized generally over the average future service periods or life expectancy of plan participants to the extent that such gains or losses exceed a “corridor.” The purpose of the corridor is to reduce the volatility caused by the difference between actual experience and the pension-related assumptions noted above, on a plan-by-plan basis. For all of our pension plans, total actuarial losses that have not been recognized in our pension costs as of

December 31, 2016 and 2015 were $1,132.5 million and $1,120.7 million, respectively, of which $894.9 million and $885.2 million, respectively, were attributable to the U.S. Qualified Plan, $122.8 million and $124.0 million, respectively, were attributable to the U.S. Non-Qualified Plans, and the remainder was attributable to the non-U.S. pension plans. See discussion in Note 10 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K. In our 2017 net periodic pension cost, we expect to recognize a portion of such losses amounting to $29.8 million, $6.9 million and $3.4 million for the U.S. Qualified Plan, U.S. Non-Qualified Plans and non-U.S. plans, respectively, compared to $29.0 million, $6.9 million and $2.9 million, respectively, in 2016. The higher amortization of actuarial loss included in our 2017 pension cost for the U.S. and non-U.S. plans, is due to a higher unrecognized actuarial loss subject to amortization in 2017, primarily as a result of lower discount rates at December 31, 2016.
The mortality assumption is one of the key components in determining projected pension obligations as well as the pension and postretirement benefit costs. For our U.S. plans we used the RP-2014 aggregate mortality table together with mortality improvement projection scale MP-2016 and MP-2015 at December 31, 2016 and 2015, respectively. The adoption of the updated mortality improvement projection scale MP-2016 and MP-2015 resulted in a reduction of the projected benefit obligations for the U.S. plans of approximately $11 million and $21 million, respectively, at December 31, 2016 and 2015.
Differences between the expected long-term rate of return assumption and actual experience could affect our net periodic pension cost. For our pension plans, we recorded net periodic pension cost of $5.2 million, $18.1 million and $18.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. A major component of the net periodic pension cost is the expected return on plan assets, which was $96.5 million, $102.6 million and $100.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. The expected return on plan assets is determined by multiplying the expected long-term rate of return assumption by the market-related value of plan assets. The market-related value of plan assets recognizes asset gains and losses over five years to reduce the effects of short-term market fluctuations on net periodic cost. For our pension plans we recorded: (i) for the year ended December 31, 2016, a total investment gain of $112.5 million which was comprised of a gain of $68.1 million in our U.S. Qualified Plan and a gain of $44.4 million in our non-U.S. plans, (ii) for the year ended December 31, 2015, a total investment gain of $13.5 million which was comprised of a loss of $2.7 million in our U.S. Qualified Plan and a gain of $16.2 million in our non-U.S. plans, and (iii) for the year ended December 31, 2014, a total investment gain of $139.2 million which was comprised of a gain of $94.3 million in our U.S. Qualified Plan and a gain of $44.9 million in our non-U.S. plans. At January 1, 2017, the market-related value of plan assets of our U.S. Qualified Plan and the non-U.S. plans was $1,199.8 million and $241.9 million, respectively, compared with the fair value of the plan assets of $1,150.6 million and $275.7 million, respectively.
Changes in the funded status of our pension plans could result in fluctuations in our shareholders’ equity (deficit). We are required to recognize the funded status of our benefit plans as a liability or an asset, on a plan-by-plan basis with an offsetting adjustment to Accumulated Other Comprehensive Income (“AOCI”), in our shareholders’ equity (deficit), net of tax. Accordingly, the amounts recognized in equity represent unrecognized gains (losses) and prior service costs. These unrecognized gains (losses) and prior service costs are amortized out of equity (deficit) based on an actuarial calculation each period. Gains (losses) and prior service costs that arise during the year are recognized as a component of Other Comprehensive Income (“OCI”) which is then reflected in AOCI. During the years ended December 31, 2016 and 2015, we recorded in OCI, net of applicable tax, a net loss of $9.6 million and net income of $14.9 million, respectively. The loss in 2016 was primarily driven by lower discount rates applied to our global plans at December 31, 2016. Total net funded status for our global plans improved by $12.3 million to a deficit of $537.9 million at December 31, 2016, compared to a deficit of $550.2 million at December 31, 2015, primarily due to better asset performance during 2016.
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
Revenue Recognition
Application of the various accounting principles in GAAP related to the measurement and recognition of revenue requires us to make judgments and estimates. Specifically, complex arrangements with non-standard terms and conditions may require significant contract interpretation to determine the appropriate accounting, including whether the deliverables specified in a multiple-element arrangement should be treated as separate units of accounting. Other significant judgments include determining whether we are acting as the principal in a transaction, primarily as it relates to transactions with alliances and partners, and whether separate contracts are considered part of one arrangement. We also use judgment to assess whether collectability is reasonably assured before we recognize any revenue. We base our judgment on the creditworthiness of the customer, their historical payment experience and the market and economic conditions affecting the customer.

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
Goodwill and Other Intangible Assets
Goodwill represents the excess of the purchase consideration over the fair value of assets and liabilities of businesses acquired. Goodwill is not subject to regular periodic amortization. Instead, the carrying amount of goodwill is tested for impairment at least annually at December 31, and between annual tests if events or circumstances warrant such a test. An impairment loss would be recognized if the carrying amount exceeded the fair value.
We assess recoverability of goodwill at the reporting unit level. A reporting unit is an operating segment or a component of an operating segment which is a business and for which discrete financial information is available and reviewed by a segment manager. Our reporting units are North America and Latin America Partnership within the Americas segment, and United Kingdom, European Partnerships, Greater China, India and Asia Pacific Partnerships within the Non-Americas segment. During the fourth quarter of 2016, we shifted our business model in Benelux and Latin America to our Worldwide Network partnership model in connection with the divestiture of the domestic operations of Benelux and Latin America. As a result, the former Benelux and Latin America reporting units through the divestiture dates were eliminated and we currently report our new partnership businesses in Benelux and Latin America within the European Partnerships and Latin America Partnership reporting units, respectively.
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
We determine the fair value of our reporting units based on the market approach and also in certain instances use the income approach to further validate our results. Under the market approach, we estimate the fair value based on market multiples of current year Earnings before Interest, Taxes, Depreciation and Amortization (“EBITDA”) for each individual reporting unit. We use judgment in identifying the relevant comparable company market multiples (i.e., recent divestitures/acquisitions, facts and circumstances surrounding the market, dominance, growth rate, etc.). As of our most recent impairment analysis at December 31, 2016, the EBITDA multiples used to determine the individual reporting unit’s fair value range from 8 to 12. For the income approach, we use the discounted cash flow method (“DCF”) to estimate the fair value of a reporting unit. The projected cash flows are based on management’s most recent view of the long-term outlook for each reporting unit. Factors specific to each reporting unit could include revenue growth, profit margins, terminal value, capital expenditures projections, assumed tax rates, discount rates and other assumptions deemed reasonable by management. For our 2016 year-end impairment analysis, we also applied the DCF approach to estimate the fair value for the India reporting unit and derived the reporting unit fair value using an equal weighting of the two valuation approaches (see below discussion for further detail).
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

As a reasonableness check, we reconcile the estimated fair values derived in the valuations for the total Company based on the individual reporting units to our total enterprise value (calculated by multiplying the closing price of our common stock on December 31, 2016 by the number of shares outstanding at that time, adjusted for the value of the Company’s debt).
At December 31, 2016, the estimated fair values of our reporting units exceeded the respective carrying values by amounts ranging from 13% to well over 100%. Our India reporting unit was at the low end of the range and our largest reporting unit, North America, was at the high end of the range at December 31, 2016. We also further estimated the fair value for the India reporting unit by applying the DCF method to validate the fair value derived from the market approach. We applied a discount rate of 15% and a terminal growth rate of 5% to the most recent projected cash flows generated from the reporting unit. The carrying value of goodwill for India is immaterial.
The allocated goodwill by reportable segment is as follows:

	As of December 31, 2016		As of December 31, 2015
(in millions)	Number of Reporting Units	Goodwill	Number of Reporting Units	Goodwill
Americas	2	$550.5	2	$562.6
Non-Americas	5	101.4	6	141.4
Consolidated Total		$651.9		$704.0
Indefinite-lived intangibles other than goodwill, are also assessed annually for impairment at December 31 of each year, or, under certain circumstances which indicate there may be an impairment. An impairment loss is recognized if the carrying value exceeds the fair value. The estimated fair value is determined by utilizing the expected present value of the future cash flows of the assets. We perform both qualitative and quantitative impairment tests to compare the fair value of the indefinite-lived intangible asset with its carrying value. For the recently acquired indefinite-lived intangible assets from acquisitions, we perform a qualitative impairment test based on macroeconomic and market conditions, industry considerations, overall performance and other relevant factors. For other indefinite-lived intangible assets, we may also perform a quantitative impairment test primarily using an income approach based on projected cash flows.
No impairment charges related to goodwill and indefinite-lived intangibles have been recognized for the years ended December 31, 2016, 2015 and 2014.
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
Consolidated Revenue
The following table presents our revenue by segment:

	For the Years Ended December 31,
	2016	2015	2014
	(Amounts in millions)
Revenue:
Americas	$1,416.1	$1,329.1	$1,260.3
Non-Americas	287.6	308.0	324.2
Total Revenue	$1,703.7	$1,637.1	$1,584.5
The following table presents our total revenue by customer solution set:

	For the Years Ended December 31,
	2016	2015	2014
	(Amounts in millions)
Revenue:
Risk Management Solutions	$1,011.8	$978.3	$962.1
Sales & Marketing Solutions	691.9	658.8	622.4
Total Revenue	$1,703.7	$1,637.1	$1,584.5
Year Ended December 31, 2016 vs. Year Ended December 31, 2015
Total revenue increased $66.6 million, or 4% (5% increase before the effect of foreign exchange), for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The increase in total revenue was driven by an increase in Americas total revenue of $87.0 million, or 7% (both after and before the effect of foreign exchange), partially offset by a decrease in Non-Americas total revenue of $20.4 million, or 7% (1% decrease before the effect of foreign exchange).
Total revenue was impacted by the divestiture of our operations in Benelux (which we divested in November 2016) and Latin America (which we divested in September 2016). Prior to the divestiture, Benelux contributed $48.2 million and $58.7 million of revenue during the years ended December 31, 2016 and 2015, respectively. Prior to the divestiture, Latin America contributed $8.7 million and $10.0 million of revenue during the years ended December 31, 2016 and 2015, respectively.
We acquired a 100% equity interest in DBCC during the second quarter of 2015 and a 100% equity interest in NetProspex during the first quarter of 2015. In accordance with ASC 805, “Business Combinations,” deferred revenue at the acquisition date was recorded at fair value based on the estimated cost to provide the related services plus a reasonable profit margin on such costs. The impact of the deferred revenue fair value adjustment was a reduction of $3.1 million and $19.9 million for the years ended December 31, 2016 and 2015, respectively.
The increase in total revenue is primarily attributed to:

•
Increased revenue associated with our acquisition of Dun & Bradstreet Credibility Corp. (“DBCC”), which was completed during the second quarter of 2015, net of the impact of the deferred revenue fair value adjustment;

•	Growth in our Integration Manager and Optimizer products, driven primarily by increased spend by our larger strategic customers;

•	Increased revenue associated with Credit-on-Self products and certain of our other Risk Management Solutions driven by our emerging businesses channel; and

•	Increased revenue through our third-party alliances and our D&B Direct offering;

partially offset by:

•	The negative impact of foreign exchange;

•	Decreased revenue of our DNBi and Hoover's subscription plans primarily due to a decline in sales in prior periods; and

•	More of our revenue is being deferred out as we shift more of our sales to newer, embedded products where revenue is recognized over time.
While revenue from our alliances increased in 2016 as compared to 2015, it increased at a slower rate. For 2017, we expect this trend to continue.
Customer Solution Sets
On a customer solution set basis, total revenue reflects:

•
A $33.5 million, or 3% increase (5% increase before the effect of foreign exchange), in Risk Management Solutions. The increase was driven by an increase in revenue in Americas of $42.0 million, or 6% (both after and before the effect of foreign exchange), partially offset by a decrease in revenue in Non-Americas of $8.5 million, or 3%, (2% increase before the effect of foreign exchange); and

•
A $33.1 million, or 5% increase (6% increase before the effect of foreign exchange), in Sales & Marketing Solutions. The increase was driven by an increase in revenue in Americas of $45.0 million, or 8% (both after and before the effect of foreign exchange), partially offset by a decrease in revenue in Non-Americas of $11.9 million, or 19% (13% decrease before the effect of foreign exchange).

Year Ended December 31, 2015 vs. Year Ended December 31, 2014
Total revenue increased $52.6 million, or 3% (5% increase before the effect of foreign exchange), for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The increase in total revenue was primarily driven by an increase in Americas total revenue of $68.8 million, or 5% (6% increase before the effect of foreign exchange), and an increase in Non-Americas total revenue of $16.2 million, or 5% (3% increase before the effect of foreign exchange).
Non-Americas total revenue was impacted by the ceasing of operations in our Ireland Small Corporate Registry Business during the year ended December 31, 2014.
The increase in total revenue is primarily attributed to:

•
Increased revenue associated with our acquisitions of DBCC, which was completed during the second quarter of 2015, and NetProspex, which was completed during the first quarter of 2015. Revenue includes revenue from DBCC and NetProspex since their respective acquisition dates of $71.2 million and $17.6 million, respectively, for the year ended December 31, 2015, net of the impact of the deferred revenue fair value adjustment of $18.2 million and $1.7 million, respectively;

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

Customer Solution Sets
On a customer solution set basis, total revenue reflects:

•
A $16.2 million, or 2% increase (5% increase before the effect of foreign exchange), in Risk Management Solutions. The increase was driven by an increase in revenue in Americas of $32.0 million, or 5% (both after and before the effect of foreign exchange), partially offset by a decrease in revenue in Non-Americas of $15.8 million, or 6% (2% increase before the effect of foreign exchange); and

•
A $36.4 million, or 6% increase (7% increase before the effect of foreign exchange), in Sales & Marketing Solutions. The increase was driven by an increase in revenue in Americas of $36.8 million, or 7% (both after and before the effect of foreign exchange), partially offset by a decrease in revenue in Non-Americas of $0.4 million, or 1% (7% increase before the effect of foreign exchange).

Recent Developments
United Kingdom's Proposed Exit from the European Union
In June 2016, voters in the United Kingdom (“U.K.”) approved a non-binding referendum in favor of the U.K.’s withdrawal from membership in the European Union (“EU”), which is commonly referred to as “Brexit.” An immediate consequence of the Brexit vote was an adverse impact to global markets, including currency markets which experienced a sharp drop in the value of the British pound. Longer term, Brexit will require negotiations regarding the future terms of the U.K.’s relationship with the EU, which could result in the U.K. losing access to certain aspects of the single EU market and the global trade deals negotiated by the EU on behalf of its members. The Brexit vote and the perceptions as to the impact of the withdrawal of the U.K. may adversely affect business activity, political stability and economic conditions in the U.K., the Eurozone, the EU and elsewhere. While we have not experienced any material impact from Brexit on our underlying business to date, we cannot predict its future implications, which will in part depend on the outcome of the trade negotiations referenced above. For the three year period 2014 through 2016, the U.K. contributed an annual average of approximately 7% of total company revenue and 10% of consolidated operating income. See further discussion in “Liquidity and Financial Position.”
In January 2017, the U.K. Supreme Court stated that the non-binding referendum result does not authorize the Government to apply to leave the EU, and Parliament must now vote on whether the U.K. leaves the EU. It is widely believed that the vote will reflect the referendum result and notice to leave the EU will be served in March 2017.
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
For the years ended December 31, 2016, 2015 and 2014, we incurred $2.0 million, $1.6 million and $3.7 million, respectively, of legal and other professional fees related to matters in China.

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
Consolidated Operating Costs
The following table presents our consolidated operating costs and operating income:

	For the Years Ended December 31,
	2016	2015	2014
	(Amounts in millions)
Operating Expenses	$542.6	$544.7	$530.1
Selling and Administrative Expenses	711.2	664.4	575.6
Depreciation and Amortization	68.6	58.7	52.5
Restructuring Charge	22.1	32.3	14.9
Operating Costs	$1,344.5	$1,300.1	$1,173.1
Operating Income	$359.2	$337.0	$411.4
Operating Expenses
Year Ended December 31, 2016 vs. Year Ended December 31, 2015
Operating expenses decreased $2.1 million, or less than 1%, for the year ended December 31, 2016, compared to the year ended December 31, 2015. The decrease was primarily due to the following:

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

Selling and Administrative Expenses
Year Ended December 31, 2016 vs. Year Ended December 31, 2015
Selling and administrative expenses increased $46.8 million, or 7%, for the year ended December 31, 2016, compared to the year ended December 31, 2015. The increase was primarily due to the following:

•	Increased costs associated with our acquisition of DBCC during the second quarter of 2015;

•
Increased costs associated with the accrual for legal matters recorded in the second quarter of 2016. See Note 13 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further detail; and

•	Increased costs resulting from our strategic investments;

partially offset by:

•	Lower costs as a result of management restructuring initiatives taken in the fourth quarter of 2015 and January 2016; and

•	The positive impact of foreign exchange.
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
For our pension plans globally, we had a net periodic pension cost of $5.2 million, $18.1 million and $18.7 million for the years ended December 31, 2016, 2015 and 2014, respectively. The decrease in net periodic pension costs in each of 2016 and 2015, as compared to the respective prior year was due to the following:

•
Interest cost decreased in 2016, compared to the prior year, primarily due to the impact associated with the following change in accounting estimate. Effective January 1, 2016, we changed the approach used to measure service and interest cost components of net periodic benefit costs for our pension and postretirement benefit plans. Previously we measured service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the plan obligations (“Traditional Approach”). Starting in 2016, we elected to measure service and interest costs by applying the specific spot rates along that yield curve to the plans’ liability cash flows (“Spot Rate Approach”). We believe the new approach provides a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows and their corresponding spot rates on the yield curve. This change does not affect the measurement of our plan obligations and it was reflected as a change in accounting estimate which was applied prospectively. The weighted average discount rate in effect using the Spot Rate Approach for the U.S. Qualified Plan was 3.04%, 85 basis points lower than the discount rate derived from using the Traditional Approach. Interest cost decreased in 2015 compared to 2014 primarily due to a lower discount rate used to measure the U.S. plans’ pension cost in 2015. The discount rate used to measure the pension cost for our U.S. plans using the Traditional Approach was 3.89%, 3.60% and 4.44%, respectively, for the years ended December 31, 2016, 2015 and 2014.

•
The actuarial loss amortization included in annual pension expense was also a major factor in driving the pension costs to fluctuate from year to year. Actuarial loss amortization was largely impacted by the discount rate, amortization period and plan experience (for example, the lower the discount rate, the higher the loss amortization). Actuarial loss amortization included in annual pension expense for all global plans was $38.8 million, $42.5 million and $36.1 million for the years ended December 31, 2016, 2015 and 2014, respectively, of which $35.9 million, $39.0 million and $32.7 million were attributable to our U.S. plans for the years ended December 31, 2016, 2015 and 2014, respectively. Lower actuarial loss amortization in 2016 compared to 2015 was primarily due to the higher discount rate applied to our U.S. plans at January 1, 2016. Higher actuarial loss amortization in the U.S. plans for 2015 was a result of the adoption of new mortality tables which assume a longer life expectancy of plan participants and a lower discount rate at January 1, 2015.

•
Expected return on plan assets included in annual pension expense for all global plans was $96.5 million, $102.6 million and $100.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. The expected return on plan assets was determined by multiplying the expected long-term rate of return assumption by the market-related value of plan assets. The market-related value of plan assets recognizes asset gains and losses over five years to reduce the effects of short-term market fluctuations on net periodic cost. The decrease of the expected return on plan assets for 2016 was primarily driven by a lower long-term rate of return assumption at January 1, 2016. For 2016, we used a long-term rate of return assumption of 7.25%, compared to 7.75% for both 2015 and 2014. Higher expected return on plan assets in 2015 compared to 2014 was due to the higher market-related value of plan assets at January 1, 2015, primarily as a result of asset performance and a company contribution of $10 million to our U.S. Qualified Plan in December 2014.

We expect that the net pension cost in 2017 will be approximately $6 million for all of our global pension plans, most of which will be attributable to the U.S. plans. This compares to a net pension cost of $5.2 million in 2016, of which $4.5 million and $0.7 million were attributable to the U.S. plans and non-U.S. plans, respectively. For our U.S. plans, the pension cost in 2017 is primarily impacted by a lower expected return on plan assets driven by a lower long-term rate of return assumption at January 1, 2017. For 2017, we will use a long-term rate of return of 7.00%, compared to 7.25% for 2016. This decrease in income is partially offset by a lower interest cost driven by a lower discount rate at January 1, 2017. The weighted average discount rate applied to the projected benefit obligation for our U.S. plans at January 1, 2017 is 3.74%, a 15 basis points decrease from the 3.89% discount rate used for 2016.
We had postretirement benefit income of $2.1 million, $1.6 million and $2.0 million for the years ended December 31, 2016, 2015 and 2014, respectively. Higher postretirement benefit income in 2016 compared to the prior year period was primarily due to better actual plan experience as well as a change in assumptions at January 1, 2016 (i.e. higher discount rate). Lower postretirement benefit income in 2015 compared to 2014 was primarily attributable to the lower amortization of prior service credits, primarily due to prior service credits being fully amortized at various points of time (discussed below). These prior service credits were established as a result of plan amendments.

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

We expect postretirement benefit income will be approximately $1 million in 2017. The decrease in postretirement benefit income in 2017, as compared to 2016, is primarily due to lower amortization of the prior service credits as the remaining prior service credits will be fully amortized in the second quarter of 2017.
Plan changes were accounted for as plan amendments under ASC 715-60-35, “Compensation-Retirement Benefits.”

We had expense associated with our 401(k) Plan of $11.0 million, $10.5 million and $8.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. Higher expense in each of 2016 and 2015 as compared to the respective prior year was primarily due to higher company matching contributions associated with higher compensation. We consider net pension cost and postretirement benefit income to be part of our compensation costs, and, therefore, they are included in operating expenses and in selling and administrative expenses, based upon the classifications of the underlying compensation costs. See the discussion of “Critical Accounting Policies and Estimates - Pension and Postretirement Benefit Obligations,” above, and Note 10 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K.
Stock-Based Compensation
For the years ended December 31, 2016, 2015 and 2014, we recognized total stock-based compensation expense (e.g., restricted stock, stock options, etc.) of $21.2 million, $14.7 million and $11.2 million, respectively.
For the years ended December 31, 2016, 2015 and 2014, we recognized expense associated with our restricted stock unit programs of $19.9 million, $13.3 million and $9.5 million, respectively. The increase for the year ended December 31, 2016, as compared to the year ended December 31, 2015 was primarily due to our increased use of performance-based restricted stock units, awards related to the 2015 acquisition of DBCC and NetProspex as well as higher than anticipated forfeitures in 2015. The increase for the year ended December 31, 2015 as compared to the year ended December 31, 2014 was primarily due to changes in our executive compensation program beginning in 2013 where more emphasis was placed on grants of longer-term performance-based restricted stock units, as well as higher grant date fair values related to the 2015 performance-based restricted stock unit awards, partially offset by the impact of higher forfeitures in 2015.
For the years ended December 31, 2016, 2015 and 2014, we recognized expense associated with our Employee Stock Purchase Plan (“ESPP”) of $1.2 million, $0.9 million and $0.8 million, respectively. The increase for the year ended December 31, 2016 as compared to the year ended December 31, 2015 was primarily due to the implementation in November 2015 of our new 2015 ESPP, which includes a lookback provision.
For the years ended December 31, 2016, 2015 and 2014, we recognized expense associated with our stock option programs of $0.1 million, $0.5 million, and $0.9 million, respectively. The decrease in expense in 2016 and 2015 as compared to the respective prior period was primarily due to changes in our executive compensation program beginning in 2013 where the annual grants of stock options were replaced by grants of longer-term performance-based restricted stock units.
We consider these costs to be part of our compensation costs and, therefore, they are included in operating expenses and in selling and administrative expenses, based upon the classifications of the underlying compensation costs.
Depreciation and Amortization
Depreciation and amortization increased $9.9 million, or 17%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015. This increase was primarily due to our acquisition of DBCC during the second quarter of 2015 and an increase in our technology investments, partially offset by the completion of the depreciable lives of certain assets.
Depreciation and amortization increased $6.2 million, or 12%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. This increase was primarily due to our acquisitions of DBCC during the second quarter of 2015 and NetProspex during the first quarter of 2015, partially offset by the completion of the depreciable lives of certain assets.
Restructuring Charge
We recorded restructuring charges of $22.1 million, $32.3 million, and $14.9 million for the years ended December 31, 2016, 2015 and 2014, respectively. See Note 3 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further detail.

Interest Income (Expense) – Net
The following table presents our “Interest Income (Expense) – Net”:

	For the Years Ended December 31,
	2016	2015	2014
	(Amounts in millions)
Interest Income	$1.8	$1.6	$1.6
Interest Expense	(53.1)	(51.0)	(43.3)
Interest Income (Expense) - Net	$(51.3)	$(49.4)	$(41.7)
Interest income increased $0.2 million, or 15% for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The increase in interest income was primarily attributable to higher average amounts of invested cash. Interest income remained flat for the year ended December 31, 2015 as compared to the year ended December 31, 2014.
Interest expense increased $2.1 million, or 4%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The increase in interest expense was primarily attributable to higher average interest rates on our outstanding debt balances. Interest expense increased $7.7 million, or 18%, for the year ended December 31, 2015 as compared to the year ended December 31, 2014. The increase in interest expense was primarily attributable to higher amounts of average outstanding debt.

Other Income (Expense) – Net
The following table presents our “Other Income (Expense) – Net”:

	For the Years Ended December 31,
	2016	2015	2014
	(Amounts in millions)
Loss on Sale of Businesses (a)	$(95.1)	$—	$—
Effect of Legacy Tax Matters (b)	(1.7)	(6.9)	(28.6)
Miscellaneous Other Income (Expense) - Net (c)	(7.5)	(0.7)	(0.9)
Other Income (Expense) - Net	$(104.3)	$(7.6)	$(29.5)

(a)
Loss on Sale of Businesses for the year ended December 31, 2016 was related to the divestitures of our operations in Benelux and Latin America. See Note 17 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further detail.

(b)
During the years ended December 31, 2016 and 2015, we recognized the reduction of a contractual receipt under a tax allocation agreement between Moody's Corporation and Dun & Bradstreet as a result of the expiration of a statute of limitations for the 2012 and 2011 tax years, respectively. During the year ended December 31, 2014, we recognized the reduction of a contractual receipt under a tax allocation agreement between Moody’s Corporation and Dun & Bradstreet as a result of the effective settlement of audits for the 2007 - 2009 tax years and the expiration of a statute of limitations for the 2010 tax year.

(c)
Miscellaneous Other Expense increased during the year ended December 31, 2016 as compared to the year ended December 31, 2015 primarily due to an impairment charge recorded in the fourth quarter of 2016 related to a change in our assessment of the recoverability of a non-operating asset as a result of a decline in the projected cash flows.

Provision for Income Taxes

Effective Tax Rate for the Year Ended December 31, 2014	16.0%
Impact of Legacy Tax Matters (1)	10.7
Impact of Release of Uncertain Tax Positions	3.9
Impact of Income Earned in Jurisdictions with Low Tax Rates	(6.2)
Impact of Nondeductible Charges	0.7
Impact of Tax Credits and Deductions	4.9
Impact of Earnings Repatriation (2)	(1.1)
Impact of Change in State Tax	(1.1)
Other	(1.3)
Effective Tax Rate for the Year Ended December 31, 2015	26.5%
Impact of Legacy Tax Matters (3)	3.0
Impact of Release of Uncertain Tax Positions	0.6
Impact of Income Earned in Jurisdictions with Low Tax Rates	0.6
Impact of Nondeductible Charges (4)	5.6
Impact of Tax Credits and Deductions (5)	(4.3)
Impact of Prior Year Earnings Repatriation	1.1
Impact of Change in State Tax	0.2
Impact of Sale of Benelux and Latin America (6)	15.1
Other	0.6
Effective Tax Rate for the Year Ended December 31, 2016	49.0%
(1) The impact was due to the release of uncertain tax positions in 2015 as a result of the expiration of the statute of limitations for the 2011 tax year. The impact is unfavorable as a result of a lower release of uncertain tax positions in 2015 as compared to 2014.
(2) The impact was due to the recognition of a U.S. tax benefit on the repatriation of the 2015 and prior year earnings, in the amount of $132.5 million, from the Company’s subsidiaries in Canada and Japan. Of the $132.5 million, $123.0 million was distributed in the fourth quarter of 2015 and $2.5 million was distributed in the second quarter of 2016 with the remaining $7.0 million to be distributed in future periods. The tax benefit was due to the recognition of foreign tax credits in excess of the U.S. taxes due on the repatriation. This remittance was effected to partially offset the funding requirement associated with acquisitions in 2015.
(3) The impact was due to the release of uncertain tax positions in 2016 as a result of the expiration of the statute of limitations for the 2012 tax year. The impact is unfavorable as a result of a lower release of uncertain tax positions in 2016 as compared to 2015.
(4) The impact was primarily due to the reserve for the China matter recorded in the second quarter of 2016 which may not be deductible.
(5) The impact was primarily due to incremental foreign tax credits available to reduce our U.S. tax liability.
(6) The impact was due to the non-deductible loss associated with the release of cumulative foreign currency translation as part of the divestitures of our operations in Benelux and Latin America in 2016.
Discontinued Operations
In June 2015, we divested our business in ANZ for $169.8 million, which was part of our Non-Americas segment. Accordingly, we have reclassified the historical financial results of our business in ANZ as discontinued operations for all periods presented as set forth in this Annual Report. As of December 31, 2015, we received proceeds of $159.7 million, inclusive of a working capital adjustment of $0.7 million with no additional proceeds in 2016. For the year ended December 31, 2016, we recorded a total loss on disposal of business of $4.1 million, reflecting the increase of escrow reserve. For the year ended December 31, 2015, we recorded a total loss of $37.5 million. See Note 17 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further detail.

Earnings per Share
Basic earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding restricted stock unit awards, stock options, and contingently issuable shares using the treasury stock method. See Note 1 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further detail on our accounting policies related to EPS.
The following table sets forth our EPS:

	For the Years Ended December 31,
	2016	2015	2014
Basic Earnings (Loss) Per Share of Common Stock:
Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$2.78	$5.66	$7.79
Income (Loss) from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	(0.11)	(0.98)	0.27
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders	$2.67	$4.68	$8.06
Diluted Earnings (Loss) Per Share of Common Stock:
Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$2.76	$5.61	$7.71
Income (Loss) from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	(0.11)	(0.97)	0.28
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders	$2.65	$4.64	$7.99
For the year ended December 31, 2016, both basic and diluted EPS attributable to Dun & Bradstreet common shareholders decreased 43% compared with the year ended December 31, 2015. The decrease was primarily due to a decrease of 42% in Net Income Attributable to Dun & Bradstreet common shareholders which was primarily due to the loss on the divestiture of our operations in Benelux and Latin America primarily resulting from the recognition of a cumulative foreign currency translation loss as well as the accrual for legal matters recorded in the second quarter of 2016. See Note 17 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further detail on the divestiture of our operations in Benelux and Latin America. See Note 13 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further detail on the accrual for legal matters.
For the year ended December 31, 2015, both basic and diluted EPS attributable to Dun & Bradstreet common shareholders decreased 42%, compared with the year ended December 31, 2014. The decrease was primarily due to a decrease of 43% in Net Income Attributable to Dun & Bradstreet common shareholders which was primarily due to: (i) lower net income from continuing operations mainly related to the effective settlement of audits for the 2007 - 2009 tax years resulting in higher income in 2014; and (ii) the loss on the divestiture of the business in ANZ in 2015, partially offset by a 1% reduction in the weighted average number of basic and diluted shares outstanding resulting from our total share repurchases in the prior year.
Segment Results
Since January 1, 2015, we have managed and reported our business through two segments:

•	Americas, which currently consists of our operations in the U.S., Canada, and our Latin America Worldwide Network (we divested our Latin America operations in September 2016); and

•
Non-Americas, which currently consists of our operations in the U.K., Greater China, India and our European and Asia Pacific Worldwide Networks (we divested our operations in both the Netherlands and Belgium in November 2016 and our Australian operations in June 2015).

Prior to January 1, 2015, we managed and reported our business through the following three segments:

•	North America, which consisted of our operations in the U.S. and Canada;

•	Asia Pacific, which primarily consisted of our operations in Australia, Greater China, India and Asia Pacific Worldwide Network; and

•	Europe and other International Markets, which primarily consisted of our operations in the U.K., the Netherlands, Belgium, Latin America and our European Worldwide Network.
Americas
Americas is our largest segment representing 83%, 81%, and 80% of our total revenue for the years ended December 31, 2016, 2015 and 2014, respectively.
During the year ended December 31, 2016, we divested our operations in Latin America. See Note 17 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further detail.
The following table presents our Americas revenue by customer solution set and Americas operating income:

	For the Years Ended December 31,
	2016	2015	2014
	(Amounts in millions)
Revenue:
Risk Management Solutions	$775.4	$733.4	$701.4
Sales & Marketing Solutions	640.7	595.7	558.9
Americas Total Revenue	$1,416.1	$1,329.1	$1,260.3
Operating Income	$429.5	$369.3	$404.8
Year Ended December 31, 2016 vs. Year Ended December 31, 2015
Americas Overview
Americas total revenue increased $87.0 million, or 7% (both after and before the effect of foreign exchange), for the year ended December 31, 2016 as compared to the year ended December 31, 2015. We acquired a 100% equity interest in DBCC during the second quarter of 2015 and a 100% equity interest in NetProspex during the first quarter of 2015. The impact of the deferred revenue fair value adjustment was a reduction of $3.1 million and $19.9 million for the years ended December 31, 2016 and 2015, respectively. See Note 18 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further details.
Americas total revenue was impacted by the divestiture of our Latin America operations during the fourth quarter of 2016. Prior to the divestiture, Latin America contributed $8.7 million and $10.0 million of revenue during the years ended December 31, 2016 and 2015, respectively.
Americas Customer Solution Sets
On a customer solution set basis, the $87.0 million increase in total revenue for the year ended December 31, 2016, as compared to the year ended December 31, 2015, reflects:
Risk Management Solutions
An increase in Risk Management Solutions of $42.0 million, or 6% (both after and before the effect of foreign exchange), attributable to:
Trade Credit, which accounted for 67% of total Americas Risk Management Solutions, decreased 2% (both after and before the effect of foreign exchange) primarily attributable to:

•	Decreased revenue associated with our legacy Trade Credit products;

•
Declining DNBi sales performance in prior periods resulting in lower revenue for the year due to the ratable nature of DNBi. While DNBi retention continued to be in the low 90% range, and the increase in pricing continued to be in the low single digits, we were not generating enough new customers to offset normal attrition;

partially offset by:

•	Increased revenue associated with certain of our other Risk Management Solutions driven by our emerging businesses channel; and

•	Increased revenue associated with our acquisition of DBCC, which was completed during the second quarter of 2015, net of the impact of the deferred revenue fair value adjustment.

Other Enterprise Risk Management, which accounted for 33% of total Americas Risk Management Solutions, increased 27% (both after and before the effect of foreign exchange), primarily due to:

•	Increased revenue associated with our acquisition of DBCC, which was completed during the second quarter of 2015, net of the impact of the deferred revenue fair value adjustment;

•	Increased revenue associated with Credit-on-Self products, driven by our emerging businesses channel;

•	Increased revenue associated with Supply Management and Compliance Solutions driven by new business; and

•	Increased revenue from other usage based solutions such as D&B Direct.
Sales & Marketing Solutions
An increase in Sales & Marketing Solutions of $45.0 million, or 8% (both after and before the effect of foreign exchange) primarily due to:
Traditional Prospecting Solutions, which accounted for 23% of total Americas Sales & Marketing Solutions, increased less than 1% (both after and before the effect of foreign exchange). The increase was primarily due to:

•	Increased revenue associated with our acquisition of DBCC, which was completed during the second quarter of 2015, net of the impact of the deferred revenue fair value adjustment;
partially offset by:

•	Decreased revenue in Hoover's, primarily due to declining sales performance in prior periods. The product had not been a focus of investment; and

•	Decreased revenue in our education marketing business due to lower customer spend.
Advanced Marketing Solutions, which accounted for 77% of total Americas Sales & Marketing Solutions, increased 10% (both after and before the effect of foreign exchange). The increase was primarily due to:

•	Growth in our Integration Manager and Optimizer products, driven primarily by increased spend by our larger strategic customers;

•	Increased revenue through our third-party alliances and our D&B Direct offering; and

•	Increased revenue from Audience Solutions, which is our new product offering in the digital marketing space.
Americas Operating Income
Americas operating income for the year ended December 31, 2016 was $429.5 million, compared to $369.3 million for the year ended December 31, 2015, an increase of $60.2 million, or 16%. The increase in operating income was primarily attributable to:

•	The impact of the acquisition of DBCC during the second quarter of 2015, as well as revenue growth from our existing business; and

•	Lower costs as a result of management restructuring initiatives taken in the fourth quarter of 2015 and January 2016;
partially offset by:

•	Increased costs (e.g., amortization of intangibles) as a result of the acquisition of DBCC during the second quarter of 2015;

•	Increased data and compensation costs.

Year Ended December 31, 2015 vs. Year Ended December 31, 2014
Americas Overview
Americas total revenue increased $68.8 million, or 5% (6% increase before the effect of foreign exchange), for the year ended December 31, 2015 as compared to the year ended December 31, 2014. We acquired a 100% equity interest in DBCC during the second quarter of 2015 and a 100% equity interest in NetProspex during the first quarter of 2015. The impact of the deferred revenue fair value adjustment was a reduction of $19.9 million for the year ended December 31, 2015. See Note 18 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further details.
Americas Customer Solution Sets
On a customer solution set basis, the $68.8 million increase in total revenue for the year ended December 31, 2015, as compared to the year ended December 31, 2014, reflects:
Risk Management Solutions
An increase in Risk Management Solutions of $32.0 million, or 5% (both after and before the effect of foreign exchange) primarily attributable to:
Trade Credit, which accounted for 72% of total Americas Risk Management Solutions, decreased 3% (2% decrease before the effect of foreign exchange) primarily attributable to:

•
Declining sales performance in prior quarters of DNBi. Due to the ratable nature of DNBi revenue, DNBi revenue was down 2% (1% decrease before the effect of foreign exchange) during the year ended December 31, 2015 compared to a 4% decline (both after and before the effect of foreign exchange) during the year ended December 31, 2014. While DNBi retention continued to be in the low 90% range, and the increase in pricing continued to be in the low single digits, we were not generating enough new customers to offset normal attrition;

•	The negative impact of foreign exchange; and

•	Decreased revenue due to certain customers shifting from subscription-based plans to usage-based plans;
partially offset by:

•	Increased revenue associated with our acquisition of DBCC, which was completed during the second quarter of 2015.
Other Enterprise Risk Management, which accounted for 28% of total Americas Risk Management Solutions, increased 31% (both after and before the effect of foreign exchange), primarily due to:

•	Increased revenue associated with our acquisition of DBCC, which was completed during the second quarter of 2015; and

•	Growth and higher usage of our D&B Direct product;

partially offset by:

•	Decreased customer spend for certain supply chain products.
Sales & Marketing Solutions
An increase in Sales & Marketing Solutions of $36.8 million, or 7% (both after and before the effect of foreign exchange) primarily due to:
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

Advanced Marketing Solutions, which accounted for 75% of total Americas Sales & Marketing Solutions, increased 8% (both after and before the effect of foreign exchange). The increase was primarily due to:

•	Increased revenue associated with our acquisition of NetProspex, which was completed during the first quarter of 2015;

•	Growth in our DaaS offerings (e.g., CRM alliances and D&B Direct); and

•	Growth in our D&B Optimizer product;
partially offset by:

•
Decreased commitment spend within our third-party alliances primarily due to a loss of a certain customer account, competition and a shift in customer needs, which lowered our revenue from these alliances.

Americas Operating Income

Americas operating income for the year ended December 31, 2015 was $369.3 million, compared to $404.8 million for the year ended December 31, 2014, a decrease of $35.5 million or 9%. The decrease in operating income was primarily attributable to:

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
Non-Americas
Non-Americas represented 17%, 19% and 20% of our total revenue for the years ended December 31, 2016, 2015 and 2014, respectively.
During the year ended December 31, 2016, we divested our operations in Benelux. See Note 17 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further detail.
During the year ended December 31, 2015, we divested our business in ANZ and reclassified the historical financial results of our business in ANZ as discontinued operations for all periods presented as set forth in this Annual Report on Form 10-K.
During the year ended December 31, 2014, we ceased the operations in our Ireland Small Corporate Registry Business.
The following table presents our Non-Americas revenue by customer solution set and Non-Americas operating income.

	For the Years Ended December 31,
	2016	2015	2014
	(Amounts in millions)
Revenue:
Risk Management Solutions	$236.4	$244.9	$260.7
Sales & Marketing Solutions	51.2	63.1	63.5
Non-Americas Total Revenue	$287.6	$308.0	$324.2
Operating Income (Loss)	$59.4	$83.1	$87.0
Year Ended December 31, 2016 vs. Year Ended December 31, 2015
Non-Americas Overview
Non-Americas total revenue decreased $20.4 million, or 7% (1% decrease before the effect of foreign exchange), for the year ended December 31, 2016 as compared to the year ended December 31, 2015.

Non-Americas total revenue was impacted by the divestiture of our Benelux operations during the fourth quarter of 2016. Benelux contributed $48.2 million and $58.7 million of revenue during the years ended December 31, 2016 and 2015, respectively.
Non-Americas Customer Solution Sets
On a customer solution set basis, the $20.4 million decrease in Non-Americas revenue for the year ended December 31, 2016, as compared to the year ended December 31, 2015, reflects:
Risk Management Solutions
A decrease in Risk Management Solutions of $8.5 million, or 3% (2% increase before the effect of foreign exchange) primarily due to:
Trade Credit, which accounted for 72% of total Non-Americas Risk Management Solutions, decreased 7% (1% decrease before the effect of foreign exchange) primarily attributable to:

•	The negative impact of foreign exchange;

•	Decreased transactional usage and decreased project revenue of various risk products in most markets; and

•	The divestiture of our Benelux operations during the fourth quarter of 2016;
partially offset by:

•	An increase in purchases by our Worldwide Network partners primarily for technology and fulfillment services.
Other Enterprise Risk Management, which accounted for 28% of total Non-Americas Risk Management Solutions, increased 6% (11% increase before the effect of foreign exchange) primarily attributable to:

•	Increased usage of various risk products across most markets, by new and existing customers; and

•	An increase in purchases by our Worldwide Network partners primarily for technology and fulfillment services.
partially offset by:

•	The negative impact of foreign exchange; and

•	The divestiture of our Benelux operations during the fourth quarter of 2016.

Sales & Marketing Solutions
A decrease in Sales & Marketing Solutions of $11.9 million, or 19% (13% decrease before the effect of foreign exchange) primarily due to:
Traditional Prospecting Solutions, which accounted for 32% of total Non-Americas Sales & Marketing Solutions, decreased 9% (5% decrease before the effect of foreign exchange) primarily attributed to decreased project revenue in our marketing business in certain markets and the negative impact of foreign exchange.
Advanced Marketing Solutions, which accounted for 68% of total Non-Americas Sales & Marketing Solutions, decreased 23% (16% decrease before the effect of foreign exchange) primarily attributed to:

•	Decreased project revenue primarily due to our decision to end the relationship with a competitor in Europe who was buying our data;

•	The negative impact of foreign exchange; and

•	The divestiture of our Benelux operations during the fourth quarter of 2016;
partially offset by:

•	An increase in purchases by our Worldwide Network partners primarily for fulfillment services and product usage.

Non-Americas Operating Income

Non-Americas operating income for the year ended December 31, 2016 was $59.4 million, compared to operating income of $83.1 million for the year ended December 31, 2015, a decrease of $23.7 million. The decrease was primarily due to:

•	Decreased revenue;

•	Increased compensation, technology and data costs;

•	The negative impact of foreign exchange; and

•	An impairment charge related to certain intangible assets in our Greater China operations, comprised of customer relationships, database and trademark;
partially offset by:

•	Decreased costs associated with the divestiture of our Benelux operations during the fourth quarter of 2016.
Year Ended December 31, 2015 vs. Year Ended December 31, 2014
Non-Americas Overview
Non-Americas total revenue decreased $16.2 million, or 5% (3% increase before the effect of foreign exchange), for the year ended December 31, 2015 as compared to the year ended December 31, 2014.
Non-Americas total revenue was impacted by the ceasing of operations of our Ireland Small Corporate Registry Business, during the year ended December 31, 2014.
Non-Americas Customer Solution Sets
On a customer solution set basis, the $16.2 million decrease in Non-Americas total revenue for the year ended December 31, 2015, as compared to the year ended December 31, 2014, reflects:
Risk Management Solutions
A decrease in Risk Management Solutions of $15.8 million, or 6% (2% increase before the effect of foreign exchange) primarily due to:
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
Interest Rate Risk Management
Our objective in managing our exposure to interest rates is to limit the impact of interest rate changes on our earnings, cash flows and financial position, and to lower our overall borrowing costs. To achieve these objectives, we maintain a policy that floating-rate debt be managed within a minimum and maximum range of our total debt exposure. To manage our exposure and limit volatility, we may use fixed-rate debt, floating-rate debt and/or interest rate swaps. We recognize all derivative instruments as either assets or liabilities at fair value in the consolidated balance sheets. As of December 31, 2016, we did not have any interest rate derivatives outstanding.
A 100 basis point increase/decrease in the weighted average interest rate on our outstanding debt subject to rate variability would result in an incremental increase/decrease in annual interest expense of approximately $5.7 million and $5.0 million, respectively, for the year ended December 31, 2016.

Foreign Exchange Risk Management
We have numerous offices in various countries outside of the U.S. and conduct operations in several countries through minority equity investments and strategic relationships with local providers. Our operations outside of the U.S. generated approximately 19% and 22% of our total revenue for the years ended December 31, 2016 and 2015, respectively. Approximately 28% and 38% of our assets for the years ended December 31, 2016 and 2015, respectively, were located outside of the U.S.
Our objective in managing our exposure to foreign currency fluctuations is to reduce the volatility caused by foreign exchange rate changes on the earnings, cash flows and financial position of our international operations. We follow a policy of hedging balance sheet positions denominated in currencies other than the functional currency applicable to each of our various subsidiaries. In addition, we are subject to foreign exchange risk associated with our international earnings and net investments in our foreign subsidiaries. We use short-term, foreign exchange forward and, from time to time, option contracts to execute our hedging strategies. Typically, these contracts have maturities of 12 months or less. These contracts are denominated primarily in the British pound sterling, the Euro, Canadian dollar and the Hong Kong dollar. The gains and losses on the forward contracts associated with the balance sheet positions are recorded in “Other Income (Expense) – Net” in the consolidated statements of operations and comprehensive income and are essentially offset by the losses and gains on the underlying foreign currency transactions.
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
At December 31, 2016 and 2015, we did not have any foreign exchange option contracts outstanding. At December 31, 2016 and 2015, the notional amounts of our foreign exchange forward contracts were $280.1 million and $326.8 million, respectively.
Realized gains and losses associated with these contracts were $44.0 million and $55.6 million, respectively, at December 31, 2016; $31.0 million and $46.9 million, respectively, at December 31, 2015; and $15.1 million and $23.0 million, respectively, at December 31, 2014. Unrealized gains and losses associated with these contracts were $1.5 million and $1.4 million, respectively, at December 31, 2016; $0.5 million and $0.3 million, respectively, at December 31, 2015; and $0.4 million and $0.1 million, respectively, at December 31, 2014.
If exchange rates to which we are exposed under our outstanding foreign exchange forward contracts were to increase, on average, 10% from year-end 2016 levels, the unrealized losses on our foreign exchange forward contracts would be approximately $14 million, excluding the expected gains on the underlying hedged items. If exchange rates, on average, were to decrease 10% from year-end 2016 levels, the unrealized gains on our foreign exchange forward contracts would be approximately $14 million, excluding the expected losses on the underlying hedged items. However, the estimated potential gains and losses on these contracts would substantially be offset by changes in the dollar equivalent value of the underlying hedged items.
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
In June 2016, voters in the U.K. approved a non-binding referendum in favor of the U.K.’s withdrawal from membership in the EU, which is commonly referred to as “Brexit.” An immediate consequence of the Brexit vote was an adverse impact to global markets, including currency markets which experienced a sharp drop in the value of the British pound. Longer term, Brexit will require negotiations regarding the future terms of the U.K.’s relationship with the EU, which could result in the U.K. losing access to certain aspects of the single EU market and the global trade deals negotiated by the EU on behalf of its members. The Brexit vote and the perceptions as to the impact of the withdrawal of the U.K. may adversely affect business activity, political stability and economic conditions in the U.K., the Eurozone, the EU and elsewhere. Our liquidity has not been impacted by the current credit environment and management does not expect that it will be materially impacted in the near future. Management continues to closely monitor our liquidity, the credit markets and our financial counterparties. However, management cannot predict with any certainty the impact to us of any further disruption in the credit environment.
Our $1 billion revolving credit facility, which matures July 2019, requires the maintenance of interest coverage and total debt to Earnings Before Interest, Income Taxes, Depreciation and Amortization (“EBITDA”) ratios which are defined in the credit agreement. On May 14, 2015, we amended the facility to modify the total debt to EBITDA ratio from 4.0:1.0 to 4.5:1.0 for any fiscal quarter that ends before December 31, 2016. For fiscal quarters ending on or after December 31, 2016, the total debt to EBITDA ratio reverts to 4.0:1.0. We were in compliance with the $1 billion revolving credit facility financial and non-financial covenants at December 31, 2016 and at December 31, 2015. At December 31, 2016 and December 31, 2015, we had $199.8 million and $382.2 million, respectively, in borrowings outstanding under our $1 billion revolving credit facility.
As of December 31, 2016, $342.9 million of our $352.6 million cash and cash equivalents on the consolidated balance sheet were held by our foreign operations. We maintain the $342.9 million foreign cash and cash equivalents balance within our foreign operations since we have sufficient liquidity in the United States to satisfy our ongoing domestic funding requirements. The cash held by foreign subsidiaries is permanently invested overseas and is generally used to finance the subsidiaries' operational activities and future foreign investments. We have not provided for U.S. deferred income taxes or foreign withholding taxes on the remaining approximately $548 million of undistributed earnings of our non-U.S. subsidiaries as of December 31, 2016, since we intend to reinvest these earnings indefinitely. If U.S. taxes and applicable withholding taxes have not already been previously provided (e.g., previously taxed earnings), we would be required to accrue and pay additional U.S. and applicable withholding taxes in order to repatriate these undistributed earnings. In the third quarter of 2016, we classified our operations in Benelux and Latin America as assets held for sale in connection with their announced divestitures and repatriated any cash held at those operations prior to completing the disposals in the fourth quarter of 2016.
In December 2015, we remitted to the United States $163.0 million of cash that had been held by our foreign operations, comprising dividends of $123.0 million and borrowings from foreign subsidiaries of $40.0 million. An additional $2.5 million was distributed in the second quarter of 2016 with the remaining $7.0 million to be distributed in future periods. This remittance was effected to partially offset the funding requirement associated with the acquisitions of DBCC and NetProspex in 2015, which had totaled $444.2 million. Given the timing, these acquisitions were funded initially through a combination of borrowings under the Company’s $1 billion revolving credit facility and cash on hand, and subsequently with more permanent financing in the form of senior notes with a face value of $300 million that mature on June 15, 2020. See Note 5 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for a discussion of the tax impacts related to the $163.0 million remittance.
Cash Provided by Operating Activities from Continuing Operations

Net cash provided by operating activities was $322.7 million, $336.8 million and $297.4 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Year ended December 31, 2016 vs. Year Ended December 31, 2015
Net cash provided by operating activities decreased by $14.1 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. This decrease was primarily driven by:

•	Increased restructuring payments in 2016 as compared to the prior year; and

•	Increased interest payments as compared to the prior year;
partially offset by:

•	The net decrease in other working capital during the period.
Year ended December 31, 2015 vs. Year Ended December 31, 2014
Net cash provided by operating activities increased by $39.4 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. This increase was primarily driven by:

•	Increased collections in 2015 as compared to the prior year; and

•	Lower tax payments in 2015 as compared to the prior year;
partially offset by:

•	Increased strategic investments in 2015 (e.g., compensation and data expenses) to drive long-term growth of our business; and

•	Increased acquisition-related costs in 2015 as compared to the prior year.
Cash Used in Investing Activities from Continuing Operations
Net cash used in investing activities was $58.1 million, $371.1 million and $63.3 million for the years ended December 31, 2016, 2015 and 2014, respectively.

Year ended December 31, 2016 vs. Year Ended December 31, 2015
Net cash used in investing activities decreased by $313.0 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. This improvement was primarily driven by:

•
Payment of $444.2 million in the prior year period for the acquisition of DBCC for $320.0 million and NetProspex for $124.2 million. See Note 18 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K;

partially offset by:

•
Net proceeds of $13.0 million from the sale of our Benelux operations during the year ended December 31, 2016 as compared to net proceeds of $159.8 million from the sale of our ANZ business during the prior year period. See Note 17 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K.

Year ended December 31, 2015 vs. Year Ended December 31, 2014
Net cash used in investing activities increased by $307.8 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. This increase was primarily driven by:

•
Payment of $444.2 million for the acquisition of DBCC for $320.0 million and NetProspex for $124.2 million during the year ended December 31, 2015, as compared to smaller acquisitions in the aggregate of $8.3 million during the year ended December 31, 2014. See Note 18 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K; and

•	Increased additions to computer software in 2015 as compared to the prior year period;
partially offset by:

•
Net proceeds of $159.8 million from the sale of our ANZ business and our property in Parsippany, N.J. during the year ended December 31, 2015. See Note 17 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further information on the sale of our ANZ business. See Note 1 and Note 7 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further information on the sale of our Parsippany, N.J. building.

Cash (Used in) Provided by Financing Activities from Continuing Operations
Net cash (used in) provided by financing activities was $(224.9) million, $110.7 million and $(144.4) million for the years ended December 31, 2016, 2015 and 2014. As set forth below, these changes primarily relate to contractual obligations, share repurchases, stock-based programs and dividends.
Contractual Obligations
Debt
In June 2015, we issued senior notes with a face value of $300 million that mature on June 15, 2020, bearing interest at a fixed annual rate of 4.00%, payable semi-annually. The proceeds were used in June 2015 to repay borrowings outstanding under our $1 billion revolving credit facility, a portion of which had earlier been drawn in connection with the acquisition of DBCC. In addition, in connection with the issuance, we incurred underwriting and other fees of $2.9 million. We did not issue senior notes during the years ended December 31, 2016 and 2014.

Term Loan Facility
On May 14, 2015, we entered into a delayed draw unsecured term loan facility which provided for borrowings in the form of up to two drawdowns in an aggregate principal amount of up to $400 million at any time up to and including November 15, 2015 (the “term loan facility”). The term loan facility matures five years from the date of the initial drawdown. Proceeds under the term loan facility were designated to be used for general corporate purposes including the refinancing of the 2.875% senior notes that matured in November 2015 and the repayment of borrowings outstanding under the $1 billion revolving credit facility. Borrowings under the term loan facility bear interest at a rate of LIBOR plus a spread of 137.5 basis points. Our initial draw down under the term loan facility in the amount of $400 million was made in November 2015, establishing a facility maturity of November 2020. We also committed to repay the borrowings in prescribed installments over the five year period. We made scheduled repayments of $20.0 million and $5.0 million during the years ended December 31, 2016 and 2015, respectively. We had $375.0 million of borrowings outstanding under the term loan facility at December 31, 2016, of which $22.5 million and $352.5 million were classified within “Short-Term Debt” and “Long-Term Debt,” respectively. We had $395.0 million of borrowings outstanding under the term loan facility at December 31, 2015, of which $20.0 million and $375.0 million were classified within “Short-Term Debt” and “Long-Term Debt,” respectively. The associated weighted average interest rates were 2.03% and 1.73% for the years ended December 31, 2016 and 2015, respectively.
The term loan facility requires the maintenance of interest coverage and total debt to EBITDA ratios, which are defined in the term loan facility credit agreement and which are generally identical to those contained in the $1 billion revolving credit facility. We were in compliance with the term loan facility financial and non-financial covenants at December 31, 2016 and 2015.
Revolving Credit Facility
We had $199.8 million, $382.2 million and $604.5 million of borrowings outstanding under the $1 billion revolving credit facility at December 31, 2016, 2015 and 2014, respectively. We borrowed under this facility from time to time during the years ended December 31, 2016, 2015 and 2014 to supplement the timing of receipts in order to fund our working capital needs. During the year ended December 31, 2015, we also accessed the facility to fund our purchase of NetProspex and a portion of the consideration for our purchase of DBCC.
Share Repurchases
Our share repurchases were as follows:

	For the Years Ended December 31,
Program	2016		2015		2014
	Shares	$ Amount	Shares	$ Amount	Shares		$ Amount

Share Repurchase Programs	—	$—	—	$—	1,570,326	(a)	$165.0
Repurchases to Mitigate the Dilutive Effect of the Shares Issued Under Our Stock Incentive Plans and Employee Stock Purchase Plan (“ESPP”)	—	—	—	—	541,326	(b)	60.0
Total Repurchases	—	$—	—	$—	2,111,652		$225.0

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

In August 2014, our Board of Directors approved a $100 million share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and Employee Stock Purchase Program, and to be used for discretionary share repurchases from time to time. The $100 million share repurchase program will remain open until it has been fully utilized. There is currently no definitive timeline under which the program will be completed. As of December 31, 2016, we had not yet commenced share repurchases under this program.
Stock-based Programs

Net proceeds from stock-based awards during the years ended December 31, 2016, 2015 and 2014 were $44.0 million, $8.4 million and $7.7 million, respectively. The increase for the year ended December 31, 2016, as compared to the year ended December 31, 2015 was primarily driven by higher stock option exercise activity in 2016 as compared to 2015.
Dividends
The total amount of dividends paid during the years ended December 31, 2016, 2015 and 2014 was $70.5 million, $66.7 million and $64.0 million, respectively.
Future Liquidity—Sources and Uses of Funds
Contractual Cash Obligations

Contractual Obligations(a)	Total	2017	2018	2019	2020	2021	Thereafter	All Other
	(Amounts in millions)
Current and Long-Term Debt(1)	$1,796.3	$523.9	$68.7	$278.6	$598.9	$13.1	$313.1	$—
Operating Leases(2)	$200.8	$31.7	$29.9	$27.2	$25.7	$24.2	$62.1	$—
Obligations to Outsourcers(2)	$357.7	$140.2	$80.1	$48.7	$39.7	$33.2	$15.8	$—
Pension and Other Postretirement Benefits Payments/Contributions(3)	$544.4	$31.2	$19.0	$45.6	$52.9	$42.4	$353.3	$—
Unrecognized Tax Benefits(4)	$5.6	$—	$—	$—	$—	$—	$—	$5.6
(a) Because their future cash flows are uncertain, other noncurrent liabilities are excluded from the table.
(1) See Note 6 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further detail.
(2) See Note 12 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further detail.

(3)
Represents projected contributions to our U.S. Qualified and Non-U.S. defined benefit plans as well as projected benefit payments related to our unfunded plans, including the U.S. Non-Qualified Plans and our postretirement benefit plans. The projected contributions are estimated based on the same assumptions used to measure our benefit obligation at the end of 2016 and include benefits attributable to estimated future employee service. A closed group approach is used in calculating the projected benefit payments, assuming only the participants who are currently in the valuation population are included in the projection and the projected benefits continue for up to approximately 99 years. These estimates will change as a result of changes in the economy, as well as other mandated assumption changes that could occur in future years.

(4) We have a total amount of unrecognized tax benefits of $7.0 million for the year ending December 31, 2016. Although we do not anticipate payments within the next twelve months for these matters, these could require the aggregate use of cash totaling approximately $5.6 million. As we cannot make reliable estimates regarding the timing of the cash flows by period, we have included unrecognized tax benefits within the “All Other” column in the table above.
Capital Structure
Every year we examine our capital structure and review our liquidity and funding plans. During 2017, we will continue to focus on Total Shareholder Return.
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
Disruptions in the economic environment, from time to time, may have a significant adverse impact on commercial and financial institutions and our liquidity could be impacted as a result. Management continues to closely monitor our liquidity, the credit markets and our financial counterparties. However, management cannot predict with any certainty the impact to us of any future disruption in the credit environment.
Share Repurchases
There is currently no definitive timeline under which the $100 million share repurchase program will be completed. As of December 31, 2016, we had not yet commenced share repurchases under this program.
Dividends
In February 2017, the Board of Directors approved the declaration of a dividend of $0.5025 per share of common stock for the first quarter of 2017. This cash dividend will be payable on March 10, 2017 to shareholders of record at the close of business on February 23, 2017.
Fixed-Rate Note
Our senior notes with a face value of $450 million mature on December 1, 2017 (the “2017 notes”).  We currently intend to refinance the 2017 notes prior to their stated maturity and we anticipate that the new issuance will bear a higher rate of interest than the 2017 notes, given the current interest rate environment.
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
Pension Plan and Postretirement Benefit Plan Contribution Requirements
For financial statement reporting purposes, the net funded status of our pension plans, as determined in accordance with GAAP, had a deficit of $246.2 million, $277.9 million and $13.8 million for the U.S. Qualified Plan, the U.S. Non-Qualified Plans and the non-U.S. plans, respectively, at December 31, 2016, as compared to a deficit of $248.3 million, $279.8 million and $22.1 million for the U.S. Qualified Plan, the U.S. Non-Qualified Plans and the non-U.S. plans, respectively, at December 31, 2015. The improvement in the net funded status for our global plans at December 31, 2016 was primarily due to better plan asset performance in 2016, partially offset by higher actuarial losses mainly as a result of lower discount rates applied to our global plans at December 31, 2016. See Note 10 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K.

During fiscal year 2016, we were not required to, and we did not make contributions to the U.S. Qualified Plan, which is our largest pension plan. Under funding regulations associated with the Pension Protection Act of 2006 (“PPA 2006”), as amended by the Moving Ahead for Progress in the 21st Century Act (“MAP-21”), the Highway and Transportation Funding Act (“HATFA”) and the Bipartisan Budget Act of 2015 (“BBA 2015”), the plan was considered “fully funded” for the 2015 plan year. We do not expect to make any required contributions to the U.S. Qualified Plan in 2017 for the 2016 plan year based on the preliminary calculation of the minimum funding requirements as defined in the Pension Protection Act of 2006, as amended by the MAP-21, HATFA and BBA 2015. Final funding requirements for the 2016 plan year will be determined based on our January 2017 funding actuarial valuation. However, we may consider making voluntary contributions to the U.S. Qualified Plan in 2017. We expect to continue to make cash contributions to our other pension plans during 2017. The expected 2017 contributions to these other plans are approximately $29 million, compared to $27.6 million in 2016. In addition, we expect to make benefit payments related to our postretirement benefit plan of approximately $2 million during 2017, compared to $1.4 million in 2016. See the Contractual Cash Obligations table above for projected contributions and benefit payments beyond 2016.
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
Fair Value Measurements
Our non-financial assets and liabilities include long-lived assets held and used, goodwill and intangible assets. These assets are recognized at fair value when they are deemed to be impaired. We incurred impairment charges during the year ended December 31, 2016. See Note 1 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further details.
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

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are identifying the following important factors that, individually or in the aggregate, could cause actual results to differ materially from those contained in any forward-looking statements made by us; any such statement is qualified by reference to the following cautionary factors: (i) reliance on third parties to support critical components of our business model; (ii) our ability to protect our information technology infrastructure against cyber-attack and unauthorized access; (iii) risks associated with potential violations of the Foreign Corrupt Practices Act and similar laws; (iv) customer demand for our products; (v) the successful implementation of our business strategy; (vi) the integrity and security of our global database and data centers; (vii) our ability to maintain the integrity of our brand and reputation; (viii) our ability to renew large contracts and the related revenue recognition and timing thereof; (ix) the impact of macro-economic challenges on our customers and vendors; (x) future laws or regulations with respect to the collection, compilation, storage, use, cross-border transfer, publication and/or sale of information and adverse publicity or litigation concerning the commercial use of such information; (xi) our ability to acquire and successfully integrate other businesses, products and technologies; (xii) adherence by third-party members of our Dun & Bradstreet Worldwide Network, or other third parties who license and sell under the Dun & Bradstreet name, to our quality standards and to the renewal of their agreements with Dun & Bradstreet; (xiii) the effects of foreign and evolving economies, exchange rate fluctuations, legislative or regulatory requirements and the implementation or modification of fees or taxes to collect, compile, store, use, transfer cross-border, publish and/or sell data; and (xiv) the other factors described under the headings “Risk Factors,” “Management’s Discussion and Analysis,” “Legal Proceedings” and elsewhere in this Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and the Company’s other reports or documents filed or furnished with the Securities and Exchange Commission.

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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2016.
The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders:
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, cash flows, and shareholders’ equity (deficit) present fairly, in all material respects, the financial position of The Dun & Bradstreet Corporation and its subsidiaries at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing on page 57. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP
New York, NY
February 23, 2017

THE DUN & BRADSTREET CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Years Ended
	December 31,
	2016	2015	2014
	(Amounts in millions, except per share data)
Revenue	$1,703.7	$1,637.1	$1,584.5
Operating Expenses	542.6	544.7	530.1
Selling and Administrative Expenses	711.2	664.4	575.6
Depreciation and Amortization	68.6	58.7	52.5
Restructuring Charge	22.1	32.3	14.9
Operating Costs	1,344.5	1,300.1	1,173.1
Operating Income	359.2	337.0	411.4
Interest Income	1.8	1.6	1.6
Interest Expense	(53.1)	(51.0)	(43.3)
Other Income (Expense) – Net	(104.3)	(7.6)	(29.5)
Non-Operating Income (Expense) – Net	(155.6)	(57.0)	(71.2)
Income Before Provision for Income Taxes and Equity in Net Income of Affiliates	203.6	280.0	340.2
Less: Provision for Income Taxes	99.9	74.2	54.3
Equity in Net Income of Affiliates	2.8	2.7	1.9
Net Income (Loss) from Continuing Operations	106.5	208.5	287.8
Less: Net (Income) Loss Attributable to the Noncontrolling Interest	(5.0)	(4.3)	(3.5)
Net Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet	101.5	204.2	284.3
Income from Discontinued Operations, Net of Income Taxes (1)	—	2.1	10.1
Loss on Disposal of Business, Net of Income Taxes	(4.1)	(37.5)	—
Income (Loss) from Discontinued Operations, Net of Income Taxes	(4.1)	(35.4)	10.1
Net Income (Loss) Attributable to Dun & Bradstreet	$97.4	$168.8	$294.4
Basic Earnings (Loss) Per Share of Common Stock:
Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$2.78	$5.66	$7.79
Income (Loss) from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	(0.11)	(0.98)	0.27
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders	$2.67	$4.68	$8.06
Diluted Earnings (Loss) Per Share of Common Stock:
Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$2.76	$5.61	$7.71
Income (Loss) from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	(0.11)	(0.97)	0.28
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders	$2.65	$4.64	$7.99
Weighted Average Number of Shares Outstanding-Basic	36.5	36.1	36.5
Weighted Average Number of Shares Outstanding-Diluted	36.8	36.4	36.9
Cash Dividend Paid Per Common Share	$1.93	$1.85	$1.76
Other Comprehensive Income, Net of Income Taxes:
Net Income (Loss) from Continuing Operations	$106.5	$208.5	$287.8
Income (Loss) from Discontinued Operations, Net of Income Taxes	(4.1)	(35.4)	10.1
Net Income (Loss)	102.4	173.1	297.9
Foreign Currency Translation Adjustments, no Tax Impact	24.9	(59.0)	(46.9)
Defined Benefit Pension Plans:
Prior Service Costs, Net of Tax Benefit (Expense) (2)	(0.9)	(0.9)	1.8
Net Actuarial Gain (Loss), Net of Tax Benefit (Expense) (3)	(8.7)	15.8	(138.3)
Derivative Financial Instruments, Net of Tax Benefit (Expense) (4)	—	—	(0.1)
Total Other Comprehensive Income (Loss)	15.3	(44.1)	(183.5)
Comprehensive Income (Loss), Net of Income Taxes	117.7	129.0	114.4
Less: Comprehensive (Income) Loss Attributable to the Noncontrolling Interest	(4.4)	(3.6)	(3.3)
Comprehensive Income (Loss) Attributable to Dun & Bradstreet	$113.3	$125.4	$111.1

(1)	Tax Benefit (Expense) of $2.2 million and $1.7 million during the years ended December 31, 2015 and 2014, respectively.

(2)	Tax Benefit (Expense) of $0.4 million, $0.5 million and $(1.1) million during the years ended December 31, 2016, 2015 and 2014, respectively.

(3)	Tax Benefit (Expense) of $4.3 million, $(9.6) million and $84.9 million during the years ended December 31, 2016, 2015 and 2014, respectively.

(4)	Tax Benefit (Expense) of $(0.1) million during the year ended December 31, 2014.

The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION CONSOLIDATED BALANCE SHEETS

	December 31,
	2016	2015
	(Amounts in millions, except per share data)
ASSETS
Current Assets
Cash and Cash Equivalents	$352.6	$365.7
Accounts Receivable, Net of Allowance of $23.6 at December 31, 2016 and $20.6 at December 31, 2015	543.6	523.5
Other Receivables	11.3	13.7
Prepaid Taxes	3.3	6.4
Deferred Income Tax	—	12.0
Other Prepaids	32.1	36.7
Other Current Assets	1.5	1.6
Total Current Assets	944.4	959.6
Non-Current Assets
Property, Plant and Equipment, Net of Accumulated Depreciation of $50.6 at December 31, 2016 and $54.3 at December 31, 2015	39.4	27.2
Computer Software, Net of Accumulated Amortization of $321.2 at December 31, 2016 and $348.1 at December 31, 2015	108.1	102.6
Goodwill	651.9	704.0
Deferred Income Tax	110.9	93.8
Other Receivables	1.9	4.2
Other Intangibles (Note 15)	296.1	326.2
Other Non-Current Assets	56.5	48.9
Total Non-Current Assets	1,264.8	1,306.9
Total Assets	$2,209.2	$2,266.5
LIABILITIES
Current Liabilities
Accounts Payable	$46.7	$31.3
Accrued Payroll	113.6	108.8
Accrued Income Tax	44.5	28.7
Short-Term Debt	22.5	20.0
Other Accrued and Current Liabilities (Note 15)	154.6	122.6
Deferred Revenue	628.1	647.8
Total Current Liabilities	1,010.0	959.2
Pension and Postretirement Benefits	541.8	558.0
Long-Term Debt	1,594.5	1,797.0
Liabilities for Unrecognized Tax Benefits	4.9	8.3
Other Non-Current Liabilities	45.8	49.3
Total Liabilities	3,197.0	3,371.8
Contingencies (Note 13)
EQUITY
DUN & BRADSTREET SHAREHOLDERS’ EQUITY (DEFICIT)
Series A Junior Participating Preferred Stock, $0.01 par value per share, authorized - 0.5 shares; outstanding - none	—	—
Preferred Stock, $0.01 par value per share, authorized - 9.5 shares; outstanding - none (Note 8)	—	—
Series Common Stock, $0.01 par value per share, authorized - 10.0 shares; outstanding - none	—	—
Common Stock, $0.01 par value per share, authorized - 200.0 shares; issued - 81.9 shares	0.8	0.8
Capital Surplus	317.6	292.2
Retained Earnings	2,959.6	2,932.8
Treasury Stock, at cost, 45.1 shares at December 31, 2016 and 45.8 shares at December 31, 2015	(3,330.4)	(3,377.1)
Accumulated Other Comprehensive Income (Loss)	(949.6)	(965.5)
Total Dun & Bradstreet Shareholders’ Equity (Deficit)	(1,002.0)	(1,116.8)
Noncontrolling Interest	14.2	11.5
Total Equity (Deficit)	(987.8)	(1,105.3)
Total Liabilities and Shareholders’ Equity (Deficit)	$2,209.2	$2,266.5

The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2016	2015	2014
	(Amounts in millions)
Cash Flows from Operating Activities:
Net Income	$102.4	$173.1	$297.9
Less:
Loss on Disposal of Business, Net of Income Taxes	(4.1)	(37.5)	—
Income from Discontinued Operations	—	2.1	10.1
Net Income from Continuing Operations, Net of Income Taxes	$106.5	$208.5	$287.8
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	68.6	58.7	52.5
Amortization of Unrecognized Pension Loss	35.8	39.8	32.9
Loss from Sales of Businesses	95.1	—	—
Impairment of Assets	11.6	6.7	7.3
Income Tax Benefit from Stock-Based Awards	14.2	7.0	4.4
Excess Tax Benefit on Stock-Based Awards	(7.2)	(3.0)	(1.6)
Equity Based Compensation	21.2	14.7	11.2
Restructuring Charge	22.1	32.3	14.9
Restructuring Payments	(32.7)	(20.9)	(15.4)
Changes in Deferred Income Taxes, Net	5.7	12.7	(67.7)
Changes in Accrued Income Taxes, Net	9.4	(16.7)	10.2
Changes in Current Assets and Liabilities, Net of Acquisitions:
(Increase) Decrease in Accounts Receivable	(45.8)	(24.5)	(7.5)
(Increase) Decrease in Other Current Assets	7.1	4.7	(5.2)
Increase (Decrease) in Deferred Revenue	8.0	41.4	(11.9)
Increase (Decrease) in Accounts Payable	18.6	1.8	(5.6)
Increase (Decrease) in Accrued Liabilities	53.7	1.4	21.6
Increase (Decrease) in Other Accrued and Current Liabilities	—	(0.6)	—
Changes in Non-Current Assets and Liabilities, Net of Acquisitions:
(Increase) Decrease in Other Long-Term Assets	(3.9)	14.3	37.8
Net Increase (Decrease) in Long-Term Liabilities	(67.0)	(39.6)	(65.0)
Net, Other Non-Cash Adjustments	1.7	(1.9)	(3.3)
Net Cash Provided by Operating Activities from Continuing Operations	322.7	336.8	297.4
Net Cash Provided by Operating Activities from Discontinued Operations	—	6.4	18.1
Net Cash Provided by Operating Activities	322.7	343.2	315.5
Cash Flows from Investing Activities:
Proceeds from Sales of Businesses and Property, Net of Cash Divested and Transaction Costs	13.0	159.8	—
Payments for Acquisitions of Businesses, Net of Cash Acquired	—	(444.2)	(8.3)
Proceeds from Maturity and (Payment) for Debt Security Investment	0.5	(6.3)	—
Cash Settlements of Foreign Currency Contracts	(11.4)	(15.6)	(7.7)
Capital Expenditures	(14.4)	(12.8)	(9.8)
Additions to Computer Software and Other Intangibles	(45.8)	(52.0)	(37.4)
Net, Other	—	—	(0.1)
Net Cash Used in Investing Activities from Continuing Operations	(58.1)	(371.1)	(63.3)
Net Cash Used in Investing Activities from Discontinued Operations	—	(5.4)	(6.7)
Net Cash Used in Investing Activities	(58.1)	(376.5)	(70.0)
Cash Flows from Financing Activities:
Payments for Purchases of Treasury Shares	—	—	(225.0)
Net Proceeds from Stock-Based Awards	44.0	8.4	7.7
Payment of Bond Issuance Costs	—	(4.7)	(1.4)
Payment of Debt	—	(300.0)	—
Proceeds from Issuance of Long-Term Debt	—	298.8	—
Payments of Dividends	(70.5)	(66.7)	(64.0)
Proceeds from Borrowings on Credit Facilities	439.8	1,509.2	1,109.1
Proceeds from Borrowings on Term Loan Facilities	—	400.0	—
Payments of Borrowings on Credit Facilities	(622.2)	(1,731.5)	(971.1)
Payments of Borrowings on Term Loan Facilities	(20.0)	(5.0)	—
Excess Tax Benefit on Stock-Based Awards	7.2	3.0	1.6
Payment for Capital Lease and Other Long-Term Financing Obligation	(0.2)	(0.2)	(0.6)
Net, Other	(3.0)	(0.6)	(0.7)
Net Cash (Used in) Provided by Financing Activities from Continuing Operations	(224.9)	110.7	(144.4)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(52.8)	(31.1)	(17.6)
Increase (Decrease) in Cash and Cash Equivalents	(13.1)	46.3	83.5
Cash and Cash Equivalents, Beginning of Period	365.7	319.4	235.9
Cash and Cash Equivalents, End of Period	352.6	365.7	319.4
Cash and Cash Equivalents of Discontinued Operations, End of Period	—	—	3.1
Cash and Cash Equivalents of Continuing Operations, End of Period	$352.6	$365.7	$316.3
Supplemental Disclosure of Cash Flow Information:
Cash Paid for:
Income Taxes, Net of Refunds	$70.5	$71.2	$107.5
Interest	$51.8	$49.9	$42.4

The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

			For the Years Ended December 31, 2016, 2015 and 2014
			(Amounts in millions, except per share data)
	Common Stock ($0.01 Par Value)	Capital Surplus	Retained Earnings	Treasury Stock	Cumulative Translation Adjustment	Defined Benefit Postretirement Plans	Derivative Financial Instrument	Total Dun & Bradstreet Shareholders’ Equity (Deficit)	Noncontrolling Interest	Total Equity (Deficit)
Balance, January 1, 2014	$0.8	$270.0	$2,600.9	$(3,181.3)	$(186.7)	$(552.2)	$0.1	$(1,048.4)	$6.1	$(1,042.3)
Net Income	—	—	294.4	—	—	—	—	294.4	3.5	297.9
Payment to Noncontrolling Interest	—	—	—	—	—	—	—	—	(0.7)	(0.7)
Equity-Based Plans	—	9.3	—	13.9	—	—	—	23.2	—	23.2
Treasury Shares Acquired	—	—	—	(225.0)	—	—	—	(225.0)	—	(225.0)
Pension Adjustments, net of tax benefit of $83.8	—	—	—	—	—	(136.5)	—	(136.5)	—	(136.5)
Dividend Declared	—	—	(64.2)	—	—	—	—	(64.2)	—	(64.2)
Change in Cumulative Translation Adjustment	—	—	—	—	(46.7)	—	—	(46.7)	(0.2)	(46.9)
Derivative Financial Instruments, net of tax expense of $0.1	—	—	—	—	—	—	(0.1)	(0.1)	—	(0.1)
Balance, December 31, 2014	$0.8	$279.3	$2,831.1	$(3,392.4)	$(233.4)	$(688.7)	$—	$(1,203.3)	$8.7	$(1,194.6)
Net Income	—	—	168.8	—	—	—	—	168.8	4.3	173.1
Payment to Noncontrolling Interest	—	—	—	—	—	—	—	—	(0.8)	(0.8)
Equity-Based Plans	—	12.9	—	15.3	—	—	—	28.2	—	28.2
Pension Adjustments, net of tax expense of $9.1	—	—	—	—	—	14.9	—	14.9	—	14.9
Dividend Declared	—	—	(67.1)	—	—	—	—	(67.1)	—	(67.1)
Change in Cumulative Translation Adjustment	—	—	—	—	(58.3)	—	—	(58.3)	(0.7)	(59.0)
Balance, December 31, 2015	$0.8	$292.2	$2,932.8	$(3,377.1)	$(291.7)	$(673.8)	$—	$(1,116.8)	$11.5	$(1,105.3)
Net Income	—	—	97.4	—	—	—	—	97.4	5.0	102.4
Payment to Noncontrolling Interest	—	—	—	—	—	—	—	—	(1.7)	(1.7)
Equity-Based Plans	—	25.4	—	46.7	—	—	—	72.1	—	72.1
Pension Adjustments, net of tax benefit of $4.7	—	—	—	—	—	(9.6)	—	(9.6)	—	(9.6)
Dividend Declared	—	—	(70.6)	—	—	—	—	(70.6)	—	(70.6)
Change in Cumulative Translation Adjustment	—	—	—	—	25.5	—	—	25.5	(0.6)	24.9
Balance, December 31, 2016	$0.8	$317.6	$2,959.6	$(3,330.4)	$(266.2)	$(683.4)	$—	$(1,002.0)	$14.2	$(987.8)

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
Dun & Bradstreet® is the world’s leading source of commercial data, analytics and insight on businesses. Our global commercial database as of December 31, 2016 contained approximately 265 million business records. We transform commercial data into valuable insight which is the foundation of our global solutions that customers rely on to make critical business decisions.
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
All intercompany transactions and balances have been eliminated in consolidation.
Since January 1, 2015, we have managed and reported our business through two segments:

•	Americas, which currently consists of our operations in the United States (“U.S.”), Canada, and our Latin America Worldwide Network (we divested our Latin America operations in September 2016); and

•
Non-Americas, which currently consists of our operations in the United Kingdom (“U.K.”), Greater China, India and our European and Asia Pacific Worldwide Networks (we divested our operations in both the Netherlands and Belgium (“Benelux”) in November 2016 and our Australian operations in June 2015).

Prior to January 1, 2015, we managed and reported our business through the following three segments:

•	North America (which consisted of our operations in the U.S. and Canada);

•	Asia Pacific, which primarily consisted of our operations in Australia, Greater China, India and Asia Pacific Worldwide Network; and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

•	Europe and other International Markets, which primarily consisted of our operations in the U.K., the Netherlands, Belgium, Latin America and our European Worldwide Network.
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
The prior period consolidated balance sheet was adjusted associated with the adoption of Accounting Standards Update (“ASU”) No. 2015-03 “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” in the first quarter of 2016. The impact was an adjustment of $7.1 million to the consolidated balance sheet at December 31, 2015. See Note 2 and Note 6 to the consolidated financial statements included in this Annual Report on Form 10-K for further detail.
Our quarterly financial statements are prepared on the same basis as the audited annual financial statements, and include all adjustments, which include only normal recurring adjustments, necessary for the fair presentation of our results of operations for these periods.
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
We also provide certain technology services as part of our Worldwide Network arrangements.  Historically, technology services were not classified as revenue as we viewed them as ancillary in nature.  As we continue to shift our Non-Americas businesses into the Worldwide Network partnership model and as a result of the divestitures of our operations in Benelux and Latin America, such technology services now represent activities that constitute part of our ongoing and central operations.  Accordingly, starting in the third quarter of 2016 we began to classify the technology services as revenue.
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
We determine VSOE of a deliverable by monitoring the price at which we sell the deliverable on a stand-alone basis to third parties or from the stated renewal rate for the elements contained in the initial arrangement. In certain instances, we are not able to establish VSOE for all deliverables in an arrangement with multiple elements. This may be due to us infrequently selling each element separately, not pricing products or services within a reasonable range, or only having a limited sales history. Where we are unable to establish VSOE, we may use the price at which we or a third party sell a similar product to similarly situated customers on a stand-alone basis. Generally, our offerings contain a level of differentiation such that comparable pricing of solutions with similar functionality or delivery cannot be obtained. Furthermore, we are rarely able to reliably determine what similar competitors’ selling prices are on a stand-alone basis. Therefore, we typically are not able to determine TPE of selling price.
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
Deferred revenue consists of amounts billed in excess of revenue recognized on sales of our information solutions and generally relates to deferral of subscription revenue and also includes the amount of deferred revenue related to updates to data

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

files. Deferred revenue is included in current liabilities in the balance sheet and is subsequently recognized as revenue in accordance with our revenue recognition policies.
We record revenue on a net basis for those sales where we act as an agent in the transaction.
Sales Cancellations. In determining sales cancellation allowances, we analyze historical trends, customer-specific factors and current economic trends. Based on this information, we record an allowance as a reduction of revenue as appropriate.
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
Accounts Receivable and Allowance for Bad Debts. Accounts receivable are recorded at the invoiced amount and do not bear interest. The allowance for bad debts reflects our best estimate of probable losses inherent in the accounts receivable balance. We estimate the allowance based on the aging of accounts receivable, historical experience, known troubled accounts, customer creditworthiness and other currently available evidence.
Property, Plant and Equipment. Property, plant and equipment are stated at cost less accumulated depreciation, except for property, plant and equipment that have been impaired for which the carrying amount is reduced to the estimated fair value at the impairment date. Property, plant and equipment are generally depreciated using the straight-line method. Buildings are depreciated over a period of 40 years. Equipment, including furniture, is depreciated over a period of three to ten years. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

life of the improvement. Property, plant and equipment depreciation and amortization expense for the years ended December 31, 2016, 2015 and 2014 was $9.3 million, $7.8 million and $6.8 million, respectively.
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
The computer software amortization expense for the years ended December 31, 2016, 2015 and 2014 was $30.8 million, $28.5 million and $38.4 million, respectively. As of December 31, 2016, we acquired $1.4 million of computer software, which was included in accounts payable and accrued liabilities on the accompanying consolidated balance sheet as of December 31, 2016, and was therefore excluded from the consolidated statement of cash flows for the year ended December 31, 2016.
Goodwill and Other Intangible Assets. Goodwill represents the excess of the purchase consideration over the fair value of assets and liabilities of businesses acquired. Goodwill is not subject to regular periodic amortization. Instead, the carrying amount of goodwill is tested for impairment at least annually at December 31, and between annual tests if events or circumstances warrant such a test. An impairment loss would be recognized if the carrying amount exceeded the fair value.
We assess recoverability of goodwill at the reporting unit level. A reporting unit is an operating segment or a component of an operating segment which is a business and for which discrete financial information is available and reviewed by a segment manager. Our reporting units are North America and Latin America Partnership within the Americas segment, and United Kingdom, European Partnerships, Greater China, India and Asia Pacific Partnerships within the Non-Americas segment. During the fourth quarter of 2016, we shifted our business model in Benelux and Latin America to our Worldwide Network partnership model in connection with the divestiture of the domestic operations of Benelux and Latin America. As a result, the former Benelux and Latin America reporting units through the divestiture dates were eliminated and we currently report our new partnership businesses in Benelux and Latin America within the European Partnerships and Latin America Partnership reporting units, respectively.
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
Indefinite-lived intangibles other than goodwill, are also assessed annually for impairment in the fourth quarter of each year, or, under certain circumstances which indicate there may be an impairment. An impairment loss is recognized if the carrying value exceeds the fair value. The estimated fair value is determined by utilizing the expected present value of the future cash flows of the assets. We perform both qualitative and quantitative impairment tests to compare the fair value of the indefinite-lived intangible asset with its carrying value. For the recently acquired indefinite-lived intangible assets from acquisitions, we perform a qualitative impairment test based on macroeconomic and market conditions, industry considerations, overall performance and other relevant factors. For other indefinite-lived intangible assets, we may also perform a quantitative impairment test primarily using an income approach based on projected cash flows.
No impairment charges were recognized related to goodwill and indefinite-lived intangible assets for the fiscal years ended December 31, 2016, 2015 and 2014.
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
Other intangibles amortization expense for the years ended December 31, 2016, 2015 and 2014 were $28.5 million, $22.4 million and $7.3 million, respectively.
Expected future amortization of acquired intangible assets as of December 31, 2016 is as follows:

Total	2017	2018	2019	2020	2021	Thereafter
$137.7	$24.4	$24.3	$24.0	$23.2	$19.6	$22.2
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
During the year ended December 31, 2016, we recorded a loss of $95.1 million related to the divestiture of our operations in Benelux and Latin America based on Level II inputs. The loss was recorded in “Other Income (Expense) - Net” in the consolidated statements of operations. See Note 17 to our consolidated financial statements included in this Annual Report on Form 10-K for further detail.
During the fourth quarter of 2016, we recorded an impairment charge of $9.2 million in our Americas segment, of which $2.5 million was related to technology and software assets associated with certain terminated projects and $6.7 million was related to a change in our assessment of the recoverability of a non-operating asset as a result of a decline in the projected cash flows. We determined the fair value of these assets to be zero based on Level III inputs. In addition there was no alternative use for the technology and software assets. Of the $9.2 million charge, $1.8 million was included in “Operating Costs,” $0.7 million was included in “Selling & Administrative Expenses” and $6.7 million was included in “Other Income (Expense) - Net.”
During the fourth quarter of 2016, we recorded an impairment charge of $2.4 million in our Non-Americas segment related to certain intangible assets in our Greater China operations, comprised of customer relationships, database and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

trademark. The charge was in connection with our management review to realign strategic priorities in the region.  As a result, our management decided to sunset certain product offerings. We determined the fair value of the intangibles associated with these sunset products and services to be zero based on Level III inputs. The charge was included in “Selling & Administrative Expenses.”
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
During the years ended December 31, 2016 and 2015, we recorded a loss of $4.1 million and $37.5 million, respectively, related to the divestiture of our business in ANZ based on Level III and Level II fair value inputs, respectively (see “Fair Value of Financial Instruments” below for discussion on level inputs). We have reclassified the historical financial results of the ANZ business as discontinued operations. The loss was reflected in the results of the discontinued operations. See Note 17 to our consolidated financial statements included in this Annual Report on Form 10-K for further detail.
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
In December 2014, we entered into a sale arrangement for $8.5 million for this property. We had ceased to depreciate the above asset group since the third quarter of 2014 and reported the asset group as assets held for sale until the completion of the transaction in December 2015. We received final sales proceeds of $8.3 million in December 2015.
Income Taxes and Tax Contingencies. In determining income for financial statement purposes, we must make certain estimates and judgments. These estimates and judgments affect the determination of the recoverability of certain deferred tax assets and the calculation of certain tax liabilities, which arise from temporary differences between the tax and financial statement recognition of revenue and expense and net operating losses.
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
Foreign Currency Translation. For all operations outside the U.S. where we have designated the local currency as the functional currency, assets and liabilities are translated using the end-of-year exchange rates, and revenues and expenses are translated using average exchange rates for the year. For those countries where we designate the local currency as the functional currency, translation adjustments are accumulated in a separate component of shareholders’ equity. Foreign currency transaction gains and losses are recognized in earnings in the consolidated statement of operations and comprehensive income. We recorded foreign currency transaction losses of $1.2 million for the year ended December 31, 2016. We recorded foreign currency transaction gains of $1.1 million and less than $0.1 million for the years ended December 31, 2015 and 2014, respectively.
Earnings Per Share (“EPS”) of Common Stock. Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share is computed based on the weighted average number of common shares outstanding plus the dilutive effect of common shares potentially issuable in connection with awards outstanding under our stock incentive plans (i.e., restricted stock units, stock options and contingently issuable shares) for the period. Contingently issuable shares are shares that issuance is contingent upon the satisfaction of certain conditions other than just service. Our performance-based restricted stock units are deemed to be contingently issuable shares. In the case of a net loss, the dilutive effect of the awards outstanding under our stock incentive plans are not included in the computation of the diluted loss per share as the effect of including these shares in the calculation would be anti-dilutive. The dilutive effect of awards outstanding under our stock incentive plans reflected in diluted earnings per share is calculated under the treasury stock method.
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
For performance-based restricted stock units which have performance conditions, the fair market value is estimated by using the average of the high and low prices of our common stock on the date of grant. Compensation cost recognized over the performance period is based on the expected outcome of the performance condition. For performance-based restricted stock units which have market conditions, the fair market value is estimated on the date of grant using a Monte Carlo valuation model, which estimates possible outcomes of the market conditions. Incorporated into the fair value of these awards is the possibility that the market conditions may not be satisfied. Compensation cost related to awards with market conditions are recognized regardless of whether the market condition is satisfied, provided that the requisite service has been satisfied. The Monte Carlo valuation model requires that we make assumptions about the stock price volatility, dividend yield, expected term of the award and risk-free interest rates. Our expected stock price volatility assumption is derived from the historical volatility of our common stock or for certain awards, a blend of historical volatility and, when available, implied volatility of our common stock. The expected dividend yield assumption is determined by dividing our most recent quarterly dividend payment by the average of the stock price from the three months preceding the grant date. The result is then annualized and compounded. Our expected term assumption is based on the period from date of grant through the end of the performance evaluation period. Our risk-free interest rate assumption corresponds to the expected term and is based on the U.S. Treasury yield curve in effect at the time of grant.

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
We recognize all such financial instruments on the balance sheet at their fair values, as either assets or liabilities, with an offset to earnings or other comprehensive earnings, depending on whether the derivative is designated as part of an effective hedge transaction and, if it is, the type of hedge transaction. If a derivative instrument meets certain hedge accounting criteria, it is designated as one of the following on the date it is entered into:
Fair Value Hedge – A hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment. For fair value hedge transactions, both the effective and ineffective portions of the changes in the fair value of the derivative and changes in the fair value of the item being hedged are recorded in current earnings.
Cash Flow Hedge – A hedge of the exposure to variability in the cash flows of a recognized asset, liability or a forecasted transaction. For cash flow hedge transactions, the effective portion of the changes in fair value of derivatives are reported as other comprehensive income (“OCI”) and are recognized in earnings in the period during which the hedged transaction affects earnings. Amounts excluded from the effectiveness calculation and any ineffective portions of the change in fair values of the derivative are recognized in earnings.
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
Recently Adopted Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-17 “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” This standard requires entities to present deferred tax assets and deferred tax liabilities to be classified as noncurrent in the balance sheet. The standard is effective for fiscal years and the interim periods within those fiscal years beginning after December 15, 2016. The guidance can be applied either prospectively or retrospectively. In the period that the ASU is adopted, an entity will need to disclose the nature of and the reason for the change in accounting principle. If the new guidance is applied prospectively, the entity should disclose that prior balance sheets were not retrospectively adjusted. If the new guidance is applied retrospectively, the entity will need to disclose the quantitative effects of the change on the prior balance sheets presented. Early adoption was permitted. We adopted this standard in the first quarter of 2016 on a prospective basis and the prior period consolidated balance sheet was not retrospectively adjusted.
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
In April 2015, the FASB issued ASU No. 2015-03. The new standard requires debt issuance costs related to a recognized debt liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability in a manner consistent with the treatment for debt discounts. The amendments in this update do not affect the recognition and measurement guidance for debt issuance costs. In addition, the ASU requires that the amortization of debt issuance costs be reported as interest expense. The standard was effective for fiscal years and the interim periods within those fiscal years beginning on or after December 15, 2015. The guidance should be applied retrospectively to all prior periods presented in the financial statements, subject to the disclosure requirements for a change in an accounting principle. Early adoption was permitted for financial statements that have not been previously issued. The adoption of this authoritative guidance did not have a material impact on our consolidated financial statements. See Note 6 to the consolidated financial statements included in this Annual Report on Form 10-K for further detail.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Recently Issued Accounting Pronouncements
In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The standard simplifies the accounting for goodwill impairments by eliminating step 2 from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. An entity will still have the option to perform a qualitative assessment to determine if a quantitative impairment assessment is necessary for the reporting unit. If the reporting unit passes the qualitative assessment, there is no impairment and no further analysis is required. An entity applies the same one-step impairment test to all reporting units, including those with zero or negative carrying amounts; however, the entity is required to disclose the amount of goodwill allocated to reporting units with zero or negative carrying amounts along with the reportable segment that includes the reporting unit. An entity must consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit. The standard is effective for annual and any interim impairment tests for periods beginning after December 15, 2019. Early adoption is allowed for all entities as of January 1, 2017, for annual and any interim impairment tests occurring after January 1, 2017. We do not expect the adoption of this authoritative guidance to have a material impact on our consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” The standard provides a framework to use in determining when a set of assets and activities is a business. The standard requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If the fair value meets this threshold, the set of transferred assets and activities is not a business. The standard also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017. Entities must apply the guidance prospectively to any transactions occurring within the period of adoption. Early adoption is permitted in any interim or annual reporting period for which financial statements have not yet been issued or have not been made available for issuance. We do not expect the adoption of this authoritative guidance to have a material impact on our consolidated financial statements.
In December 2016, the FASB issued ASU No. 2016-19, “Technical Corrections and Improvements.” The standard addresses the differences between the original guidance, such as legacy FASB statements, and the guidance in the ASC and clarifies certain existing guidance by updating wording and correcting references. The standard also simplifies the ASC through minor structural changes to headings or minor editing of text and makes improvements that are not expected to have a significant impact on current accounting practices. Most of the amendments do not require transition guidance and are effective upon issuance. There are certain amendments that clarify existing guidance or correct references in the ASC that could potentially result in changes in current practice. The transition guidance must be applied prospectively, except for the amendment related to internal-use software license fees paid in a cloud-computing arrangement, which may be applied either prospectively or retrospectively. These amendments are effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016. We do not expect the adoption of this authoritative guidance to have a material impact on our consolidated financial statements.
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
New Revenue Recognition Standard:
In May 2014, the FASB issued ASU No. 2014-09, which outlines a single comprehensive model to use in accounting for revenue arising from contracts with customers and supersedes and replaces nearly all existing GAAP revenue recognition guidance, including industry-specific guidance. The authoritative guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. The five steps are: (i) identify the contract with the customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations; and (v) recognize revenue when or as each performance obligation is satisfied. The authoritative guidance applies to all contracts with customers except those that are within the scope of other topics in the FASB ASC. The authoritative guidance requires significantly expanded disclosures about revenue recognition and was initially effective for fiscal years and the interim periods within these fiscal years beginning on or after December 15, 2016. In August 2015, the FASB issued ASU No. 2015-14 “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” This standard defers for one year the effective date of ASU No. 2014-09. The deferral will result in this standard being effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017. Earlier application is permitted

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

only as of annual reporting periods beginning after December 15, 2016 including interim reporting periods within that reporting period.
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
In May 2016, the FASB issued ASU No. 2016-11, “Revenue Recognition (Topic 605) and Derivatives and Hedging (Topic 815): Rescission of SEC Guidance Because of Accounting Standards Updates 2014-09 and 2014-16 Pursuant to Staff Announcements at the March 3, 2016 EITF Meeting (SEC Update)” which rescinds certain SEC guidance from the FASB Accounting Standards Codification in response to announcements made by the SEC staff at the EITF’s March 3, 2016, meeting.
In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients,” which amends certain aspects of ASU No. 2014-09 such as assessing collectibility, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition.
In December 2016, the FASB issued ASU No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers,” which clarifies certain aspects of the revenue recognition guidance, including allowing entities to not make quantitative disclosures about remaining performance obligations in certain cases and requiring entities that use any of the new or previously existing optional exemptions to expand their qualitative disclosures. The amendments do not change any of the principles in ASU No. 2014-09.
We will adopt the new revenue guidance on January 1, 2018 and apply the modified retrospective transition method. We are currently assessing the impact of the adoption of this authoritative guidance on our consolidated financial statements and anticipate this standard will have a material impact on our consolidated financial statements. While we are continuing to assess all potential impacts of the standard, we currently believe the most significant changes relate to how we identify performance obligations for certain data products, accounting for non-cancelable multi-year contracts, determining our receivable, net contract asset or liability for each contract, capitalization and amortization of sales commissions and additional disclosures (i.e., unsatisfied performance obligations in non-cancelable multi-year contracts).
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
During the year ended December 31, 2016, we recorded a $22.1 million restructuring charge. This charge was comprised of:

•
Severance and termination costs of $21.8 million in accordance with the provisions of ASC 712-10. Approximately 380 employees were impacted. Of these 380 employees, 355 employees exited the Company in 2016 and 25 employees will exit the Company in 2017. The cash payments for these employees will be substantially completed by the end of the first quarter of 2017; and

•	Contract termination, lease termination obligations and other exit costs including those to consolidate or close facilities of $0.3 million.

During the year ended December 31, 2015, we recorded a $32.3 million restructuring charge. This charge was comprised of:

•
Severance and termination costs of $30.9 million in accordance with the provisions of ASC 712-10. Approximately 380 employees were impacted. Of these 380 employees, 375 employees exited the Company in 2015 and 5 employees exited the Company in 2016. The cash payments for these employees were substantially completed by the end of the third quarter of 2016; and

•	Contract termination, lease termination obligations and other exit costs including those to consolidate or close facilities of $1.4 million.
During the year ended December 31, 2014, we recorded a $14.9 million restructuring charge. This charge was comprised of:

•
Severance and termination costs of $13.0 million in accordance with the provisions of ASC 712-10. Approximately 155 employees were impacted. Of these 155 employees, 145 employees exited the Company in 2014 and 10 employees exited the Company in 2015. The cash payments for these employees were substantially completed by the end of the second quarter of 2015; and

•	Contract termination, lease termination obligations and other exit costs including those to consolidate or close facilities of $1.9 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

The following tables set forth, in accordance with ASC 712-10 and/or ASC 420-10, the restructuring reserves and utilization:

	Severance and Termination	Contract Termination, Lease Termination Obligations and Other Exit Costs	Total
Restructuring Charges:
Balance Remaining as of January 1, 2014	$5.8	$4.6	$10.4
Charge Taken during the Year Ended December 31, 2014	13.0	1.9	14.9
Payments during the Year Ended December 31, 2014	(10.7)	(4.7)	(15.4)
Balance Remaining as of December 31, 2014	$8.1	$1.8	$9.9
Charge Taken during the Year Ended December 31, 2015	30.9	1.4	32.3
Payments during the Year Ended December 31, 2015	(20.4)	(0.9)	(21.3)
Balance Remaining as of December 31, 2015	$18.6	$2.3	$20.9
Charge Taken during the Year Ended December 31, 2016	21.8	0.3	22.1
Payments during the Year Ended December 31, 2016	(32.1)	(0.9)	(33.0)
Balance Remaining as of December 31, 2016	$8.3	$1.7	$10.0

For initiatives taken during the years ended December 31, 2015 and 2014, all actions were substantially completed as of December 31, 2016.
Note 4. Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (“AOCI”) as of December 31, 2016 and 2015:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Total
December 31, 2014	$(233.4)	$(688.7)	$(922.1)
Other Comprehensive Income Before Reclassifications	(85.1)	(9.9)	(95.0)
Amounts Reclassified From Accumulated Other Comprehensive Income, net of tax	26.8	24.8	51.6
December 31, 2015	$(291.7)	$(673.8)	$(965.5)
Other Comprehensive Income Before Reclassifications	(64.0)	(33.4)	(97.4)
Amounts Reclassified From Accumulated Other Comprehensive Income, net of tax	89.5	23.8	113.3
December 31, 2016	$(266.2)	$(683.4)	$(949.6)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

The following table summarizes the reclassifications out of AOCI as of December 31, 2016, 2015 and 2014:

Details About Accumulated Other Comprehensive Income Components	Affected Line Item in the Statement Where Net Income is Presented	Amount Reclassified from Accumulated Other Comprehensive Income
		For the Years Ended December 31,
		2016	2015	2014
Foreign Currency Translation Adjustments:
Sale of Business	Discontinued Operations: Loss on Disposal of Business, Net of Income Taxes	$—	$26.8	$—
	Other Income (Expense) - Net	$89.5	$—	$—

Defined Benefit Pension Plans:
Amortization of Prior Service Costs	Selling and Administrative Expenses	$(0.9)	$(0.9)	$(1.5)
	Operating Expenses	(0.5)	(0.5)	(0.6)
Amortization of Actuarial (Gain) Loss	Selling and Administrative Expenses	25.0	26.9	24.9
	Operating Expenses	12.2	14.3	10.1
Total Before Tax		35.8	39.8	32.9
Tax (Expense) Benefit		(12.0)	(15.0)	(12.5)
Total After Tax		$23.8	$24.8	$20.4

Total Reclassifications for the Period, Net of Tax		$113.3	$51.6	$20.4

Note 5. Income Taxes

Income before provision for income taxes consisted of:

	For the Years Ended December 31,
	2016	2015	2014
U.S.	$159.5	$167.8	$220.4
Non-U.S.	44.1	112.2	119.8
Income Before Provision for Income Taxes, and Equity in Net Income of Affiliates	$203.6	$280.0	$340.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

The provision for income taxes consisted of:

	For the Years Ended December 31,
	2016	2015	2014
Current Tax Provision:
U.S. Federal	$47.8	$23.6	$2.6
State and Local	5.9	6.7	11.6
Non-U.S.	26.1	18.2	21.6
Total Current Tax Provision	$79.8	$48.5	$35.8
Deferred Tax Position:
U.S. Federal	$16.2	$19.6	$6.5
State and Local	1.4	1.0	4.3
Non-U.S.	2.5	5.1	7.7
Total Deferred Tax Provision	$20.1	$25.7	$18.5
Provision for Income Taxes	$99.9	$74.2	$54.3

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and our effective tax rate for financial statement purposes:

	For the Years Ended December 31,
	2016	2015	2014
Statutory Tax Rate	35.0%	35.0%	35.0%
State and Local Taxes, net of U.S. Federal Tax Benefits	2.2	2.0	3.1
Nondeductible Charges (1)	7.8	3.4	4.2
Impact of Sale of Benelux and Latin America (2)	15.1	—	—
U.S. Taxes on Foreign Income	1.7	2.3	1.5
Non-U.S. Taxes	(5.8)	(6.5)	(1.5)
Valuation Allowance	(0.2)	(1.0)	—
Interest	1.0	(0.9)	(2.0)
Tax Credits and Deductions	(5.4)	(1.1)	(5.0)
Tax Impact of Earnings Repatriation (3)	—	(1.0)	—
Tax Contingencies Related to Uncertain Tax Positions	(0.4)	(1.0)	(4.3)
Impact of Legacy Tax Matters (4)	(1.6)	(4.6)	(15.3)
Other	(0.4)	(0.1)	0.3
Effective Tax Rate	49.0%	26.5%	16.0%
(1) The impact for 2016 was primarily due to the reserve for the China matter recorded in the second quarter of 2016 which may not be deductible.
(2) The impact for 2016 was due to the non-deductible loss associated with the release of cumulative foreign currency translation as part of the divestitures of our operations in Benelux and Latin America in 2016.

(3)
The impact for 2015 was due to the recognition of a U.S. tax benefit on the repatriation of the 2015 and prior year earnings, in the amount of $132.5 million, from the Company’s subsidiaries in Canada and Japan. Of the $132.5 million, $123.0 million was distributed in the fourth quarter of 2015 and $2.5 million was distributed in the second quarter of 2016 with the remaining $7.0 million to be distributed in future periods. The tax benefit is as a result of the recognition of foreign tax credits in excess of the U.S. taxes due on the repatriation.

(4) The impact for 2016 was due to the release of reserves for uncertain tax positions as a result of the expiration of the statute of limitations for the 2012 tax year. The impact for 2015 was due to the release of reserves for uncertain tax positions as a result of the expiration of the statute of limitations for the 2011 tax year. The impact for 2014 was due to the release of reserves for uncertain tax positions as a result of the effective settlement of audits for the 2007 - 2009 tax years and the expiration of the statute of limitations for the 2010 tax year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Income taxes paid were $71.7 million, $72.8 million and $108.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. Income taxes refunded were $1.2 million, $1.6 million and $1.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Deferred tax assets (liabilities) are comprised of the following:

	December 31,
	2016	2015
Deferred Tax Assets:
Operating Losses	$30.6	$34.0
Restructuring Costs	3.0	7.6
Bad Debts	5.6	4.1
Accrued Expenses	12.3	11.8
Capital Loss and Credit Carryforwards	12.3	19.4
Pension and Postretirement Benefits	211.6	214.4
Other	3.8	2.0
Total Deferred Tax Assets	279.2	293.3
Valuation Allowance	(33.2)	(38.3)
Net Deferred Tax Assets	$246.0	$255.0
Deferred Tax Liabilities:
Intangibles	$(129.9)	$(145.5)
Fixed Assets	(4.1)	(3.7)
Foreign Exchange	(4.1)	(4.9)
Other	(0.6)	(1.0)
Total Deferred Tax Liabilities	$(138.7)	$(155.1)
Net Deferred Tax Assets	$107.3	$99.9
During 2015, a tax benefit of $3.0 million was recorded related to a repatriation of 2015 and prior year earnings, in the amount of $132.5 million, from the Company’s subsidiaries in Canada and Japan. Of the $132.5 million, $123.0 million was distributed in the fourth quarter of 2015 and $2.5 million was distributed in the second quarter of 2016 with the remaining $7.0 million to be distributed in future periods. The tax benefit was due to the recognition of foreign tax credits in excess of the U.S. taxes due on the repatriation. This remittance was affected to partially offset the funding requirement associated with acquisitions in 2015.
We have not provided for U.S. deferred income taxes or foreign withholding taxes on the remaining approximately $548 million of undistributed earnings of our other non-U.S. subsidiaries as of December 31, 2016, since we intend to reinvest these earnings indefinitely. Additionally, we have not determined the tax liability if such earnings were remitted to the U.S., as the determination of such liability is not practicable due to the availability of U.S. foreign tax credits.
We have federal, state and local, and foreign tax loss carryforwards, the tax effect of which was $30.6 million as of December 31, 2016. Approximately $19.2 million of these tax benefits have an indefinite carry-forward period. The remainder of $11.4 million expires at various times between 2017 and 2035. Additionally, we have non-U.S. capital loss carryforwards, the tax effect of which was $11.2 million, $17.2 million and $11.0 million for the years ended December 31, 2016, 2015 and 2014, respectively.
We have established valuation allowances against non-U.S. net operating losses and capital loss carryforwards in the amounts of $31.9 million, $37.5 million and $35.4 million for the years ended December 31, 2016, 2015 and 2014, respectively, because in the opinion of our management, the non-U.S. net operating losses and capital loss carryforwards are more likely than not to expire before we can utilize them.
For the year ended December 31, 2016, we decreased our unrecognized tax benefits by $2.1 million (net of increases). The decrease primarily relates to a settlement with a foreign tax jurisdiction and expiration of applicable statute of limitations. The total amount of gross unrecognized tax benefits as of December 31, 2016, 2015 and 2014 were $7.0 million, $9.1 million and $26.1 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

We or one of our subsidiaries file income tax returns in the U.S. federal, and various state, local and foreign jurisdictions. In the U.S. federal jurisdiction, we are no longer subject to examination by the Internal Revenue Service (“IRS”) for years prior to 2013. In state and local jurisdictions, with a few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2012. In foreign jurisdictions, with a few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2011.
The following is a reconciliation of the gross unrecognized tax benefits:

Gross Unrecognized Tax Benefits as of January 1, 2014	$101.5
Additions for Prior Years’ Tax Positions	2.0
Additions for Current Year’s Tax Positions	0.5
Settlements with Taxing Authority	(3.9)
Reduction due to CTA	(0.1)
Reduction in Prior Years’ Tax Positions (1)	(57.1)
Reduction Due to Expired Statute of Limitations (2)	(16.8)
Gross Unrecognized Tax Benefits as of December 31, 2014	26.1
Additions for Prior Years’ Tax Positions	0.5
Additions for Current Year’s Tax Positions	0.4
Settlements with Taxing Authority	(0.3)
Reduction in Prior Years’ Tax Positions	(0.2)
Reduction Due to Expired Statute of Limitations (3)	(17.4)
Gross Unrecognized Tax Benefits as of December 31, 2015	9.1
Additions for Prior Years’ Tax Positions	5.8
Additions for Current Year's Tax Positions	0.4
Settlements with Taxing Authority	(1.9)
Reduction in Prior Years’ Tax Positions	(0.7)
Reduction Due to Expired Statute of Limitations (4)	(5.7)
Gross Unrecognized Tax Benefits as of December 31, 2016	$7.0

(1)	The decrease is primarily due to the release of reserves for uncertain tax positions as a result of the effective settlement of audits for the 2007 - 2009 tax years.

(2)	The decrease is primarily due to the release of reserves as a result of the expiration of the statute of limitations for the 2010 tax year.

(3)	The decrease is primarily due to the release of reserves as a result of the expiration of the statute of limitations for the 2011 tax year.

(4)	The decrease is primarily due to the release of reserves as a result of the expiration of the statute of limitations for the 2012 tax year.
The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $6.5 million, net of tax benefits.
We recognize accrued interest expense related to unrecognized tax benefits in the Provision for Income Taxes line in the consolidated statement of operations and other comprehensive income. The total amount of interest expense, net of tax benefits, recognized for the years ended December 31, 2016, 2015 and 2014 was $0.3 million, $0.5 million and $1.1 million, respectively. The total amount of accrued interest as of December 31, 2016 and 2015 was $0.4 million and $0.5 million, net of tax benefits, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Note 6. Notes Payable and Indebtedness
Our borrowings are summarized in the following table:

		December 31, 2016			December 31, 2015
	Maturity	Principal Amount	Debt Issuance Costs and Discount*	Carrying Value	Principal Amount	Debt Issuance Costs and Discount*	Carrying Value

Debt Maturing Within One Year:
Term Loan Facility		$22.5	$—	$22.5	$20.0	$—	$20.0
Total Short-Term Debt		$22.5	$—	$22.5	$20.0	$—	$20.0

Debt Maturing After One Year:
Five Year 3.25% senior notes (1) (2)	December 1, 2017	$450.0	$0.6	$449.4	$450.0	$1.3	$448.7
Ten Year 4.375% senior notes (1) (2)	December 1, 2022	300.0	3.2	296.8	300.0	3.7	296.3
Five Year 4.00% senior notes (1) (3)	June 15, 2020	300.0	2.7	297.3	300.0	3.5	296.5
Term Loan Facility	November 13, 2020	352.5	1.3	351.2	375.0	1.7	373.3
Revolving Credit Facility	July 23, 2019	199.8	—	199.8	382.2	—	382.2
Commercial Paper Program		—	—	—	—	—	—
Total Long-Term Debt		$1,602.3	$7.8	$1,594.5	$1,807.2	$10.2	$1,797.0
* Represents unamortized portion of debt issuance costs and discounts.
(1) The notes contain certain covenants that limit our ability to create liens, enter into sale and leaseback transactions and consolidate, merge or sell assets to another entity. We were in compliance with these non-financial covenants at December 31, 2016 and 2015. The notes do not contain any financial covenants.
(2) The interest rates are subject to an upward adjustment if our debt ratings decline three levels below the Standard & Poor’s® and/or Fitch® BBB+ credit ratings that we held on the date of issuance. After a rate adjustment, if our debt ratings are subsequently upgraded, the adjustment(s) would reverse. The maximum adjustment is 2.00% above the initial interest rates and the rates cannot adjust below the initial interest rates. As of December 31, 2016, no such adjustments to the interest rates were required.
(3) The interest rate is subject to an upward adjustment if our debt ratings decline one level below the Standard & Poor’s BBB- credit rating and/or two levels below the Fitch BBB credit rating that we held on the date of issuance. After a rate adjustment, if our debt ratings are subsequently upgraded, the adjustment(s) would reverse. The maximum adjustment is 2.00% above the initial interest rate and the rate cannot adjust below the initial interest rate. As of December 31, 2016, no such adjustment to the interest rate was required.

In the first quarter of 2016, we adopted ASU No. 2015-03. As required, the guidance was applied retrospectively to all prior periods. Accordingly, we have reclassified balances related to debt issuance costs from “Other Non-Current Assets” to “Long-Term Debt” for all prior periods. Debt issuance costs are presented as a direct deduction from the carrying amount of the related debt liability. At December 31, 2016 and 2015, the impact to our consolidated balance sheet was $5.3 million and $7.1 million, respectively.
In accordance with ASC 470, “Debt,” a short-term obligation that will be refinanced with successive short-term obligations may be classified as non-current as long as the cumulative period covered by the financing agreement is uninterrupted and extends beyond one year. In addition, a short-term obligation shall be excluded from current liabilities if the entity has both the intention and ability to refinance the obligation on a long-term basis. Accordingly, the outstanding balance of the five year 3.25% senior notes was classified as “Long-Term Debt” as of December 31, 2016 and the revolving credit facility was classified as “Long-Term Debt” as of December 31, 2016 and 2015.
Term Loan Facility

On May 14, 2015, we entered into a delayed draw unsecured term loan facility which provided for borrowings in the form of up to two drawdowns in an aggregate principal amount of up to $400 million at any time up to and including

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

November 15, 2015 (the “term loan facility”). The term loan facility matures five years from the date of the initial drawdown. Proceeds under the term loan facility were designated to be used for general corporate purposes including the refinancing of the 2.875% senior notes that matured in November 2015 and the repayment of borrowings outstanding under the $1 billion revolving credit facility. Borrowings under the term loan facility bear interest at a rate of LIBOR plus a spread of 137.5 basis points. Our initial draw down under the term loan facility in the amount of $400 million was made in November 2015, establishing a facility maturity of November 2020. We also committed to repay the borrowings in prescribed installments over the five year period. Repayments expected to be made within one year are classified as “Short-Term Debt” and the remaining outstanding balance is classified as “Long-Term Debt.” The weighted average interest rates associated with the outstanding balances as of December 31, 2016 and 2015 were 2.03% and 1.73%, respectively.
The term loan facility requires the maintenance of interest coverage and total debt to Earnings Before Interest, Income Taxes, Depreciation and Amortization (“EBITDA”) ratios, which are defined in the term loan facility credit agreement and which are generally identical to those contained in the $1 billion revolving credit facility. We were in compliance with the term loan facility financial and non-financial covenants at December 31, 2016 and 2015.
Revolving Credit Facility and Commercial Paper Program

We currently have a $1 billion revolving credit facility maturing in July 2019. Borrowings under the $1 billion revolving credit facility bear interest at a rate of LIBOR plus a spread of 110.0 basis points. The revolving credit facility requires the maintenance of interest coverage and total debt to EBITDA ratios which are defined in the $1 billion revolving credit facility credit agreement. We were in compliance with the $1 billion revolving credit facility financial and non-financial covenants at December 31, 2016 and 2015. The weighted average interest rates associated with the outstanding balances as of December 31, 2016 and 2015 were 2.07% and 1.51%, respectively.

We borrowed under this facility from time to time during the years ended December 31, 2016 and 2015 to supplement the timing of receipts in order to fund our working capital. We also borrowed under this facility during the year ended December 31, 2015 to fund the acquisition of NetProspex and a portion of the consideration for Dun & Bradstreet Credibility Corp (“DBCC”). This facility also supports our commercial paper program. Under this program, we may issue from time to time unsecured promissory notes in the commercial paper market in private placements exempt from registration under the Securities Act of 1933, as amended, for a cumulative face amount not to exceed $800 million outstanding at any one time and with maturities not exceeding 364 days from the date of issuance. Outstanding commercial paper would effectively reduce the amount available for borrowing under our $1 billion revolving credit facility. We did not borrow under our commercial paper program during the years ended December 31, 2016 and 2015.
Other
We were contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties totaling $2.6 million at both December 31, 2016 and 2015.
Interest paid for all outstanding debt totaled $51.8 million, $49.9 million and $42.4 million during the years ended December 31, 2016, 2015 and 2014, respectively.
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
By their nature, all such instruments involve risk, including the credit risk of non-performance by counterparties. However, at December 31, 2016 and 2015, there was no significant risk of loss in the event of non-performance of the counterparties to these financial instruments. We control our exposure to credit risk through monitoring procedures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Our trade receivables do not represent a significant concentration of credit risk at December 31, 2016 and 2015, because we sell to a large number of customers in different geographical locations and industries.
Interest Rate Risk Management
Our objective in managing our exposure to interest rates is to limit the impact of interest rate changes on our earnings, cash flows and financial position, and to lower our overall borrowing costs. To achieve these objectives, we maintain a policy that floating-rate debt be managed within a minimum and maximum range of our total debt exposure. To manage our exposure and limit volatility, we may use fixed-rate debt, floating-rate debt and/or interest rate swaps. We recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. As of December 31, 2016 and 2015, we did not have any interest rate derivatives outstanding.
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
As of December 31, 2016 and 2015, the notional amounts of our foreign exchange forward contracts were $280.1 million and $326.8 million, respectively.
Realized gains and losses associated with these contracts were $44.0 million and $55.6 million, respectively, for the year ended December 31, 2016; $31.0 million and $46.9 million, respectively, for the year ended December 31, 2015; and $15.1 million and $23.0 million, respectively, for the year ended December 31, 2014. Unrealized gains and losses associated with these contracts were $1.5 million and $1.4 million, respectively, at December 31, 2016; $0.5 million and $0.3 million, respectively, at December 31, 2015; and $0.4 million and $0.1 million, respectively, at December 31, 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Fair Values of Derivative Instruments in the Consolidated Balance Sheets

	Asset Derivatives				Liability Derivatives
	December 31, 2016		December 31, 2015		December 31, 2016		December 31, 2015
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other Current Assets	$1.5	Other Current Assets	$0.5	Other Accrued & Current Liabilities	$1.4	Other Accrued & Current Liabilities	$0.3
Total derivatives not designated as hedging instruments		$1.5		$0.5		$1.4		$0.3
Total Derivatives		$1.5		$0.5		$1.4		$0.3
The Effect of Derivative Instruments on the Consolidated Statements of Operations and Comprehensive Income

Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		For the Year Ended December 31,
		2016	2015	2014
Foreign exchange forward contracts	Non-Operating Income (Expenses) – Net	$(11.7)	$(16.0)	$(7.6)
Foreign exchange option contracts	Non-Operating Income (Expenses) – Net	$—	$(0.1)	$—
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and December 31, 2015, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value. Level inputs, as defined by authoritative guidance, are as follows:

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
The following table summarizes fair value measurements by level at December 31, 2016 for assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Balance at December 31, 2016
Assets:
Cash Equivalents (1)	$238.3	$—	$—	$238.3
Other Current Assets:
Foreign Exchange Forwards (2)	$—	$1.5	$—	$1.5
Liabilities:
Other Accrued and Current Liabilities:
Foreign Exchange Forwards (2)	$—	$1.4	$—	$1.4
Contingent Consideration (3)	$—	$—	$—	$—
Other Non-Current Liabilities
Contingent Consideration (3)	$—	$—	$—	$—

(1)	Cash equivalents represent fair value as it consists of highly liquid investments with an initial term from the date of purchase by the Company to maturity of three months or less.

(2)	Primarily represents foreign currency forward contracts. Fair value is determined utilizing a market approach and considers a factor for nonperformance in the valuation.

(3)
Relates to our contingent consideration liability associated with the acquisition of DBCC in the second quarter of 2015. In October 2016, there was an amendment to the Earnout Agreement, replacing it with a service-based award. As a result, in the fourth quarter of 2016 we reversed the balance of the contingent consideration liability of $9.1 million and accrued $14.0 million related to the service-based award associated with 2016. Both adjustments were reflected in “Operating Costs” in our Americas segment in the fourth quarter of 2016. See Note 18 to the consolidated financial statements included in this Annual Report on Form 10-K for further detail.

There were no transfers between Levels 1 and 2 for the year ended December 31, 2016. There were no transfers in or transfers out of Level 3 in the fair value hierarchy for the year ended December 31, 2016.

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
At December 31, 2016 and 2015, the fair value of cash and cash equivalents, accounts receivable, other receivables and accounts payable approximated carrying value due to the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on valuation models using discounted cash flow methodologies with market data inputs from globally recognized data providers and third-party quotes from major financial institutions (categorized as Level II in the fair value hierarchy), are as follows:

	Balance at December 31,
	2016		2015
	Carrying Amount (Asset) Liability	Fair Value (Asset) Liability	Carrying Amount (Asset) Liability	Fair Value (Asset) Liability
Short-term and Long-term Debt	$1,043.5	$1,063.1	$1,041.5	$1,051.3
Revolving Credit Facility	$199.8	$200.2	$382.2	$386.6
Term Loan Facility	$373.7	$383.6	$393.3	$409.7
Items Measured at Fair Value on a Nonrecurring Basis
In addition to assets and liabilities that are recorded at fair value on a recurring basis, we are required to record assets and liabilities at fair value on a nonrecurring basis as required by GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges.
During the year ended December 31, 2016, we recorded a loss of $95.1 million related to the divestiture of our operations in Benelux and Latin America based on Level II inputs. The loss was recorded in “Other Income (Expense) - Net” in the consolidated statements of operations. See Note 17 to our consolidated financial statements included in this Annual Report on Form 10-K for further detail.
During the fourth quarter of 2016, we recorded an impairment charge of $9.2 million in our Americas segment, of which $2.5 million was related to technology and software assets associated with certain terminated projects and $6.7 million was related to a change in our assessment of the recoverability of a non-operating asset as a result of a decline in the projected cash flows. We determined the fair value of these assets to be zero based on Level III inputs. In addition there was no alternative use for the technology and software assets. Of the $9.2 million charge, $1.8 million was included in “Operating Costs,” $0.7 million was included in “Selling & Administrative Expenses” and $6.7 million was included in “Other Income (Expense) - Net.”

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

During the fourth quarter of 2016, we recorded an impairment charge of $2.4 million in our Non-Americas segment related to certain intangible assets in our Greater China operations, comprised of customer relationships, database and trademark. The charge was in connection with our management review to realign strategic priorities in the region.  As a result, our management decided to sunset certain product offerings. We determined the fair value of the intangibles associated with these sunset products and services to be zero based on Level III inputs. The charge was included in “Selling & Administrative Expenses.”
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
During the years ended December 31, 2016 and 2015, we recorded a loss of $4.1 million and $37.5 million, respectively, related to the divestiture of our business in ANZ based on Level III and Level II fair value inputs, respectively. We have reclassified the historical financial results of the ANZ business as discontinued operations at December 31, 2015. The loss was reflected in the results of the discontinued operations. See Note 17 to our consolidated financial statements included in this Annual Report on Form 10-K for further detail.
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
In December 2014, we entered into a sale arrangement for $8.5 million for this property. We had ceased to depreciate the above asset group since the third quarter of 2014 and reported the asset group as assets held for sale until the completion of the transaction in December 2015. We received final sales proceeds of $8.3 million in December 2015.
Note 8. Capital Stock
The total number of shares of all classes of stock that we have authority to issue under our Certificate of Incorporation is 220,000,000 shares, of which 200,000,000 shares, par value $0.01 per share, represent Common Stock (the “Common Stock”); 10,000,000 shares, par value $0.01 per share, represent Preferred Stock (the “Preferred Stock”); and 10,000,000 shares, par value $0.01 per share, represent Series Common Stock (the “Series Common Stock”). The Preferred Stock and the Series Common Stock can be issued with varying terms, as determined by our Board of Directors. Our Board of Directors has designated 500,000 shares of the Preferred Stock as Series A Junior Participating Preferred Stock, par value $0.01 per share, and 1,400,000 shares of the Preferred Stock as Series B Preferred Stock (the “Series B Preferred Stock”), par value $0.01 per share. We previously issued and subsequently canceled 1,345,757 shares of the Series B Preferred Stock.
Note 9. Earnings Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of common shares outstanding during the period, plus the dilutive effect of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

outstanding restricted stock unit awards, stock options, and contingently issuable shares using the treasury stock method. See Note 1 to our consolidated financial statements included in this Annual Report on Form 10-K for further detail on our accounting policies related to EPS.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	For the Years Ended December 31,
	2016	2015	2014
Income from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders – Basic and Diluted	$101.5	$204.2	$284.3
Income (Loss) from Discontinued Operations – Net of Income Taxes	(4.1)	(35.4)	10.1
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders – Basic and Diluted	$97.4	$168.8	$294.4
Weighted Average Number of Shares Outstanding – Basic	36.5	36.1	36.5
Dilutive Effect of Our Stock Incentive Plans	0.3	0.3	0.4
Weighted Average Number of Shares Outstanding – Diluted	36.8	36.4	36.9
Basic Earnings (Loss) Per Share of Common Stock:
Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$2.78	$5.66	$7.79
Income (Loss) from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	(0.11)	(0.98)	0.27
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders	$2.67	$4.68	$8.06
Diluted Earnings (Loss) Per Share of Common Stock:
Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$2.76	$5.61	$7.71
Income (Loss) from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	(0.11)	(0.97)	0.28
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders	$2.65	$4.64	$7.99
The weighted average number of shares outstanding used in the computation of diluted earnings (loss) per share excludes the effect of outstanding common shares potentially issuable totaling 14,651 shares, 77,607 shares and 19,320 shares at December 31, 2016, 2015 and 2014, respectively. These potentially issuable common shares were not included in the calculation of diluted earnings (loss) per share because their effect would be anti-dilutive.
Our share repurchases were as follows:

	For the Years Ended December 31,
Program	2016		2015		2014
	Shares	$ Amount	Shares	$ Amount	Shares		$ Amount

Share Repurchase Programs	—	$—	—	$—	1,570,326	(a)	$165.0
Repurchases to Mitigate the Dilutive Effect of the Shares Issued Under Our Stock Incentive Plans and Employee Stock Purchase Plan (“ESPP”)	—	—	—	—	541,326	(b)	60.0
Total Repurchases	—	$—	—	$—	2,111,652		$225.0

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

In August 2014, our Board of Directors approved a $100 million share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and ESPP, and to be used for discretionary share repurchases from time to time. The $100 million share repurchase program will remain open until it has been fully utilized. There is currently no definitive timeline under which the program will be completed. As of December 31, 2016, we had not yet commenced share repurchases under this program.
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
We also maintain supplemental and excess plans in the United States (“U.S. Non-Qualified Plans”) to provide additional retirement benefits to certain key employees of the Company. These plans are unfunded, pay-as-you-go plans. The U.S. Qualified Plan and the U.S. Non-Qualified Plans account for approximately 71% and 14% of our pension obligation, respectively, at December 31, 2016.
Effective June 30, 2007, we amended the U.S. Qualified Plan and one of the U.S. Non-Qualified Plans, known as the U.S. Pension Benefit Equalization Plan (the “PBEP”). Any pension benefit that had been accrued through such date under the two plans was “frozen” at its then current value and no additional benefits, other than interest on such amounts, will accrue under the U.S. Qualified Plan and the PBEP. Effective April 2011, we amended our Executive Retirement Plan to close the plan to new participants. Our employees in certain of our international operations are also provided with retirement benefits through defined benefit plans, representing the remaining balance of our pension obligations.

We also provide various health care benefits for retirees, U.S. based employees, hired before January 1, 2004, who retire with 10 years of vesting service after age 45, are eligible to receive benefits. Postretirement benefit costs and obligations are determined actuarially. In July 2014, we amended our post-65 retiree health plan to eliminate our group-based retiree medical and prescription plans effective December 31, 2014. Effective January 1, 2015, we provide eligible retirees and dependents age 65 or older access to coverage in the individual Medicare market. We also provide an annual contribution towards retirees’ premiums and other out-of-pocket costs.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Benefit Obligation and Plan Assets
The following table sets forth the changes in our benefit obligations and plan assets for our pension and postretirement plans. The table also presents the line items in the consolidated balance sheets where the related assets and liabilities are recorded:

	Pension Plans		Postretirement Benefit Obligations
	2016	2015	2016	2015
Change in Benefit Obligation:
Benefit Obligation at January 1	$(1,989.1)	$(2,093.4)	$(17.2)	$(21.3)
Service Cost	(3.0)	(4.2)	(0.7)	(0.8)
Interest Cost	(59.7)	(73.8)	(0.4)	(0.5)
Benefits Paid	103.1	100.0	2.3	4.9
Direct Subsidies Received	—	—	—	(3.9)
Settlement	1.8	—	—	—
Divestitures	1.2	—	—	—
Plan Participant Contributions	(0.3)	(0.4)	(0.9)	(1.5)
Actuarial (Loss) Gain	(19.4)	(4.8)	0.4	5.3
Assumption Change	(48.7)	72.0	0.1	0.6
Effect of Changes in Foreign Currency Exchange Rates	49.9	15.5	—	—
Benefit Obligation at December 31	$(1,964.2)	$(1,989.1)	$(16.4)	$(17.2)
Change in Plan Assets:
Fair Value of Plan Assets at January 1	$1,438.9	$1,516.9	$—	$—
Actual Return on Plan Assets	112.5	13.5	—	—
Employer Contributions	27.6	22.2	1.4	(0.5)
Direct Subsidies Received	—	—	—	3.9
Plan Participant Contributions	0.3	0.4	0.9	1.5
Settlement	(1.7)	—	—	—
Divestitures	(0.9)	—	—	—
Benefits Paid	(103.1)	(100.0)	(2.3)	(4.9)
Effect of Changes in Foreign Currency Exchange Rates	(47.3)	(14.1)	—	—
Fair Value of Plan Assets at December 31	$1,426.3	$1,438.9	$—	$—
Net Funded Status of Plan	$(537.9)	$(550.2)	$(16.4)	$(17.2)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

	Pension Plans		Postretirement Benefit Obligations
	At December 31,
	2016	2015	2016	2015
Amounts Recorded in the Consolidated Balance Sheets:
Prepaid Pension Costs	$2.1	$1.7	$—	$—
Pension and Postretirement Benefits	(519.2)	(534.6)	(14.7)	(15.2)
Accrued Payroll	(20.8)	(17.3)	(1.7)	(2.0)
Net Amount Recognized	$(537.9)	$(550.2)	$(16.4)	$(17.2)
Accumulated Benefit Obligation	$1,950.2	$1,977.0	N/A	N/A
Amount Recognized in Accumulated Other Comprehensive Income Consists of:
Actuarial Loss (Gain)	$1,132.5	$1,120.7	$(12.8)	$(14.0)
Prior Service Cost (Credit)	4.5	4.8	(0.9)	(2.5)
Total Amount Recognized - Pretax	$1,137.0	$1,125.5	$(13.7)	$(16.5)
Grantor Trusts are used to fund the U.S. Non-Qualified Plans. At December 31, 2016 and 2015, the balances in these trusts were $14.7 million and $9.4 million, respectively, and were included as components of “Other Non-Current Assets” in the consolidated balance sheets.
As of December 31, 2016 and 2015, our pension plans had aggregate actuarial losses that have not yet been included in the net periodic benefit cost of $1,132.5 million and $1,120.7 million, respectively. These losses represent the cumulative effect of demographic and investment experience, as well as assumption changes that have been made in measuring the plans’ liabilities. The deferred asset gain or loss that has not yet been reflected in the market-related value of plan assets is excluded in determining the loss amortization. Our pension plans had a deferred asset loss of $15.4 million at December 31, 2016, compared to a deferred asset loss of $12.5 million at December 31, 2015. The remaining actuarial gain or loss, to the extent it exceeds the greater of 10% of the projected benefit obligation or market-related value of plan assets, will be amortized into expense each year on a straight-line and plan-by-plan basis, over the remaining expected future working lifetime of active participants or the average remaining life expectancy of the participants if all or almost all of the plan participants are inactive. Currently, the amortization periods range from eight to 24 years for the U.S. plans and nine to 35 years for the non-U.S. plans. For our U.S. Qualified Plan and for certain of our non-U.S. plans, the amortization periods are the average life expectancy of all plan participants. This is as a result of almost all plan participants being deemed inactive. The postretirement benefit plan had $12.8 million and $14.0 million of unrecognized actuarial gains as of December 31, 2016 and 2015, respectively. The unrecognized actuarial gains will be amortized into expense in the same manner as described above. The amortization period is approximately eight years.
Underfunded or Unfunded Accumulated Benefit Obligations
At December 31, 2016 and 2015, our underfunded or unfunded accumulated benefit obligation and the related projected benefit obligation were as follows:

	2016	2015
Accumulated Benefit Obligation	$1,928.6	$1,956.1
Fair Value of Plan Assets	1,401.2	1,414.6
Unfunded Accumulated Benefit Obligation	$527.4	$541.5
Projected Benefit Obligation	$1,941.2	$1,966.5
The underfunded or unfunded accumulated benefit obligations at December 31, 2016 consisted of $517.3 million and $10.1 million related to our U.S. plans (including Qualified and non-Qualified Plans) and non-U.S. defined benefit plans, respectively. The underfunded or unfunded accumulated benefit obligations at December 31, 2015 consisted of $523.8 million and $17.7 million related to our U.S. plans (including Qualified and non-Qualified Plans) and non-U.S. defined benefit plans, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Net Periodic Pension Cost
The following table sets forth the components of net periodic pension cost associated with our pension plans and our postretirement benefit obligations:

	Pension Plans			Postretirement Benefit Obligations
	For the Years Ended December 31,
	2016	2015	2014	2016	2015	2014
Components of Net Periodic Cost (Income):
Service Cost	$3.0	$4.2	$3.5	$0.7	$0.8	$0.8
Interest Cost	59.7	73.8	78.9	0.4	0.5	0.7
Expected Return on Plan Assets	(96.5)	(102.6)	(100.2)	—	—	—
Amortization of Prior Service Cost (Credit)	0.2	0.2	0.3	(1.6)	(1.6)	(2.4)
Recognized Actuarial Loss (Gain)	38.8	42.5	36.1	(1.6)	(1.3)	(1.1)
Curtailment Charge	—	—	0.1	—	—	—
Net Periodic Cost (Income)	$5.2	$18.1	$18.7	$(2.1)	$(1.6)	$(2.0)
The following table sets forth other changes in plan assets and benefit obligations recognized in Other Comprehensive Income:

	Pension Plans		Postretirement Benefit Obligations
	At December 31,
	2016	2015	2016	2015
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Amortization of Actuarial (Loss) Gain, Before Tax (Benefit) Expense of $12.2 in 2016 and $15.7 in 2015	$(38.8)	$(42.5)	$1.6	$1.3
Amortization of Prior Service (Cost) Credit, Before Tax (Benefit) Expense of $(0.4) in 2016 and $(0.5) in 2015	$(0.2)	$(0.2)	$1.6	$1.6
Actuarial (Loss) Gain Arising During the Year, Before Tax (Benefit) Expense of $(16.5) in 2016 and $(6.1) in 2015	$(50.6)	$(21.9)	$0.4	$5.9
Prior Service Credit (Cost) Arising During the Year, No Tax Impact	$0.1	$0.1	$—	$0.1
The following table sets forth estimated 2017 amortization from AOCI:

		Postretirement Benefit Obligations
	Pension Plans
Estimated 2017 amortization from Accumulated Other Comprehensive Income
Actuarial Loss (Gain)	$40.1	$(1.5)
Prior Service Cost (Credit)	0.2	(0.9)
Total	$40.3	$(2.4)
We apply the long-term expected rate of return assumption to the market-related value of assets to calculate the expected return on plan assets, which is a major component of our annual net periodic pension expense. The market-related value of assets recognizes short-term fluctuations in the fair value of assets over a period of five years, using a straight-line amortization basis. The methodology has been utilized to reduce the effect of short-term market fluctuations on the net periodic pension cost. Since the market-related value of assets recognizes gains or losses over a five-year period, the future value of assets will be impacted as previously deferred gains or losses are amortized. At December 31, 2016 and 2015, the market-related value of assets of our pension plans was $1,441.7 million and $1,451.4 million, respectively, compared with the fair value of the plan assets of $1,426.3 million and $1,438.9 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Assumptions
The following table sets forth the significant weighted-average assumptions we used to determine the projected benefit obligation and the periodic benefit cost:

	Pension Plans			Postretirement Benefit Obligations
	2016	2015	2014	2016	2015	2014
Discount Rate for Determining Projected Benefit Obligation at December 31	3.62%	3.84%	3.62%	3.28%	3.26%	2.95%
Discount Rate in Effect for Determining Service Cost	3.88%	3.61%	4.41%	3.66%	N/A	N/A
Discount Rate in Effect for Determining Interest Cost	3.06%	3.61%	4.41%	2.61%	N/A	N/A
Weighted Average Expected Long-Term Return on Plan Assets	7.10%	7.39%	7.34%	N/A	N/A	N/A
Rate of Compensation Increase for Determining Projected Benefit Obligation at December 31	4.40%	5.97%	5.99%	N/A	N/A	N/A
Rate of Compensation Increase for Determining Net Pension Cost	6.29%	5.97%	5.78%	N/A	N/A	N/A
The expected long-term rate of return assumption was 7.25% for the year ended December 31, 2016 and 7.75% for each of the years ended December 31, 2015 and 2014 for the U.S. Qualified Plan, our principal pension plan. For the year ended December 31, 2017, we will apply a 7.00% expected long-term rate of return assumption to the U.S. Qualified Plan. This assumption is based on the plan’s 2016 target asset allocation of 50% equity securities, 45% debt securities and 5% alternative investments. The expected long-term rate of return assumption reflects long-term capital market return forecasts for the asset classes employed, assumed excess returns from active management within each asset class, the portion of plan assets that are actively managed, and periodic rebalancing back to target allocations. Current market factors such as inflation and interest rates are evaluated before the long-term capital market assumptions are determined. In addition, peer data and historical returns are reviewed to check for reasonableness. Although we review our expected long-term rate of return assumption annually, our plan performance in any one particular year does not, by itself, significantly influence our evaluation. Our assumption is generally not revised unless there is a fundamental change in one of the factors upon which it is based, such as the target asset allocation or long-term capital market return forecasts.
We use discount rates to measure the present value of pension plan obligations and postretirement health care obligations at year-end, as well as, to calculate next year’s pension income or cost. It is derived by using a yield curve approach which matches projected plan benefit payment streams with bond portfolios reflecting actual liability duration unique to the plans. The rate is adjusted at each remeasurement date, based on the factors noted above. Effective January 1, 2016, we changed the approach used to measure service and interest cost components of net periodic benefit costs for our pension and postretirement benefit plans. Previously, we measured service and interest costs utilizing a single weighted average discount rate derived from the yield curve used to measure the plan obligations. Beginning in 2016, we elected to measure service and interest costs by applying the specific spot rates along that yield curve to the plans’ liability cash flows (“Spot Rate Approach”). We believe the new approach provides a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows and their corresponding spot rates on the yield curve. This change does not affect the measurement of our plan obligations and it was accounted for as a change in accounting estimate, which was applied prospectively. This change in estimate reduced our 2016 pension and postretirement net periodic cost by approximately $14 million.
For the mortality assumption we used RP-2014 aggregate mortality table (“RP-2014”) together with mortality improvement projection scales MP-2016 and MP-2015 for our U.S. plans at December 31, 2016 and 2015, respectively. The adoption of the updated mortality improvement projection scales MP-2016 and MP-2015 resulted in a reduction of the projected benefit obligations for the U.S. plans of approximately $11 million and $21 million, respectively. We adopted RP-2014 at December 31, 2014, which was based on mortality tables issued by the Society of Actuaries in 2014 projecting longer life expectancy and reflecting a more rapid improvement in expected mortality in future years as compared to the previous mortality assumptions. As a result of this adoption, the projected benefit obligations increased by $116.3 million at December 31, 2014.

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
The following is a description of the valuation methodologies used for the investments measured at fair value, including the general classification of such investments pursuant to the valuation hierarchy. There have been no changes in the methodologies used at December 31, 2016 and 2015.
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
Real Estate Funds
The investment objective of this category is to exceed the National Council of Real Estate Investment Fiduciaries Open-End Diversified Core Index (“NCREIF ODCE Index”). The values of real estate properties are prepared by the fund managers giving consideration to the income, cost and sales comparison approaches of estimating property values. The underlying investments are valued using third parties. The investment valuations are obtained through appraisals using the income approach based on unobservable cash flows to be received from expected rents. The cost approach estimates the replacement cost of the building less depreciation, plus the land value. The sales comparison approach compares recent transactions to the appraised property. Real estate funds are valued quarterly at NAV. Investment holders can request redemption on a quarterly basis. The ability of the investment holder to redeem funds quarterly is subject to the availability of cash arising from net investment income, allocations and the sale of investments in the normal course of business. To the extent that redemption requests exceed the availability of cash, the real estate fund has uniform procedures to provide for cash payments, which may be deferred for such period as the real estate fund considers necessary in order to obtain the funds to be withdrawn. There were no unfunded withdrawal requests at December 31, 2016 or December 31, 2015.
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
The Venture Capital Fund
The venture capital fund is an investment that is structured as a conventional, private venture capital firm. The fund will target investments that are in early-stage technology companies. The fund expects to invest in seed stage development companies, principally in the software and technology-enabled businesses sector. The U.S. Plan has an additional unfunded commitment of $3,750,000 to the venture capital fund at December 31, 2016. This investment is classified as a Level III asset.
There were no transfers among the levels of the fair value hierarchy during the years ended December 31, 2016 and December 31, 2015.
The preceding methods may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the Company believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

The following table sets forth by level, within the fair value hierarchy, the plan assets at fair value as of December 31, 2016:

Asset Category	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Common and Preferred Stocks:
Consumer	$39.5	$—	$—	$39.5
Energy	64.1	—	—	64.1
Financial	80.0	—	—	80.0
Health Care	42.8	—	—	42.8
Industrial	22.5	—	—	22.5
Information Technology	15.3	—	—	15.3
Other	11.7	—	—	11.7
Preferred Stocks	3.7	—	—	3.7
Total Common and Preferred Stocks	$279.6	$—	$—	$279.6
Bonds:
Corporate Bonds	$—	$64.3	$—	$64.3
Other Bonds	—	24.7	—	24.7
Total Corporate and Other Bonds	$—	$89.0	$—	$89.0
U.S. Government Bonds and Notes	$75.7	$—	$—	$75.7
Foreign Government Bonds and Mortgage Backed Securities:
Foreign Government Bonds	—	3.7	—	3.7
U.S. Agency and Mortgage Backed Securities	—	53.3	—	53.3
Total Government Bonds and U.S. Agency and Mortgage Backed Securities	$75.7	$57.0	$—	$132.7
State and Local Obligations	—	5.5	—	5.5
Venture Capital Funds	—	—	1.0	1.0
Real Estate Investment Trusts	3.3	—	—	3.3
Short-Term Investment Funds	—	30.4	—	30.4
Total	$358.6	$181.9	$1.0	$541.5
Other Investments Measured at Net Asset Value (a)
Commingled Funds:
Commingled Equity Funds				$439.3
Commingled Fixed Income Funds				396.0
Total Commingled Funds Measured at Net Asset Value				835.3
Total Real Estate Funds Measured at Net Asset Value				49.5
Total Other Investments Measured at Net Asset Value				$884.8
Total Investments at Fair Value				$1,426.3

(a)	In accordance with ASU No. 2015-07, certain investments that are measured at fair value using the NAV per share practical expedient have not been classified in the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

The following table sets forth by level, within the fair value hierarchy, the plan assets at fair value as of December 31, 2015:

Asset Category	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Common and Preferred Stocks:
Consumer	$38.0	$—	$—	$38.0
Energy	12.7	—	—	12.7
Financial	74.2	—	—	74.2
Health Care	26.9	—	—	26.9
Industrial	37.0	—	—	37.0
Information Technology	59.8	—	—	59.8
Other	9.7	—	—	9.7
Preferred Stocks	4.1	—	—	4.1
Total Common and Preferred Stocks	$262.4	$—	$—	$262.4
Bonds:
Corporate Bonds	$—	$66.4	$—	$66.4
Other Bonds	—	23.5	—	23.5
Total Corporate and Other Bonds	$—	$89.9	$—	$89.9
U.S. Government Bonds and Notes	$68.2	$—	$—	$68.2
Foreign Government Bonds and Mortgage Backed Securities:
Foreign Government Bonds	—	2.6	—	2.6
U.S. Agency and Mortgage Backed Securities	—	47.7	—	47.7
Total Government Bonds and U.S. Agency and Mortgage Backed Securities	$68.2	$50.3	$—	$118.5
State and Local Obligations	—	6.1	—	6.1
Real Estate Investment Trusts	2.8	—	—	2.8
Short-Term Investment Funds	—	22.2	—	22.2
Total	$333.4	$168.5	$—	$501.9
Other Investments Measured at Net Asset Value (a)
Commingled Funds:
Commingled Equity Funds				$460.7
Commingled Fixed Income Funds				429.2
Total Commingled Funds Measured at Net Asset Value				889.9
Total Real Estate Funds Measured at Net Asset Value				47.1
Total Other Investments Measured at Net Asset Value				$937.0
Total Investments at Fair Value				$1,438.9

(a)	In accordance with ASU No. 2015-07, certain investments that are measured at fair value using the NAV per share practical expedient have not been classified in the fair value hierarchy.
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
We have formally identified the primary objective for each asset class within our plan. U.S. equities are held for their long-term capital appreciation and dividend income, which is expected to exceed the rate of inflation. Non-U.S. equities are held for their long-term capital appreciation, as well as diversification relative to U.S. equities and other asset classes. Fixed income instruments are held as a source of current income and to reduce overall Plan volatility. Additionally they are designed to provide a partial hedge relative to the interest rate sensitivity of the plan’s liabilities. Real estate investments are held as a hedge against unexpected inflation and are expected to provide a relatively high level of income. Real estate investments are also expected to provide diversification to the overall plan. Cash is held only to meet liquidity requirements.
Allocations
We employ a total return investment approach in which a mix of equity, debt and alternative (e.g., real estate) investments is used to achieve a competitive long-term rate of return on plan assets at a prudent level of risk. Our weighted average plan target asset allocation is 50% equity securities (range of 40% to 60%), 46% debt securities (range of 37% to 57%) and 4% alternative investments (range of 0% to 8%).
The following table sets forth the weighted average asset allocations and target asset allocations by asset category, as of the measurement dates of the plans:

	Asset Allocations		Target Asset Allocations
	As of December 31,
	2016	2015	2016	2015
Equity Securities	52%	51%	50%	50%
Debt Securities	44	46	46	47
Alternative Investments	4	3	4	3
Total	100%	100%	100%	100%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Contributions and Benefit Payments
We expect to contribute approximately $29 million to our U.S. Non-Qualified Plans and non-U.S. Pension Plans and approximately $2 million to our postretirement benefit plan for the year ended December 31, 2017. We did not make contributions in 2016 and do not expect to make any required contributions to the U.S. Qualified Plan in 2017 for the 2016 plan year based on the minimum funding requirements as defined in the Pension Protection Act of 2006 as amended. Final funding requirements for 2016 will be determined based on our January 2017 funding actuarial valuation. However, we may consider making voluntary contributions to the U.S. Qualified Plan in 2017.
The following table summarizes expected benefit payments from our pension plans and postretirement plans through 2026. Actual benefit payments may differ from expected benefit payments. These amounts are net of expected plan participant contributions:

	Pension Plans	Postretirement Benefits Plan
2017	$119.4	$1.8
2018	$118.4	$1.7
2019	$134.9	$1.6
2020	$126.6	$1.5
2021	$121.8	$1.5
2022 - 2026	$592.2	$7.2
Health Care Benefits
The following table presents healthcare trend assumptions used to determine the year end benefit obligation:

	2016	2015
Medical (1)	5.5%	5.5%
Prescription Drug (1)	9.5%	7.5%

(1)	The rates are assumed to decrease to 5.0% in 2026 and remain at that level thereafter.
Assumed health care cost trend rates have an effect on the amounts reported for the health care plans. A one-percentage-point change in the assumed health care cost trend rates would have the following effects:

	1% Point
	Increase	Decrease
Benefit Obligations at End of Year	$0.5	$(0.4)
Service Cost Plus Interest Cost	$—	$—
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
We had expense associated with our 401(k) Plan of $11.0 million, $10.5 million and $8.5 million for the years ended December 31, 2016, 2015 and 2014, respectively. Higher expense in 2016 and 2015 compared to the respective prior year periods was primarily due to higher company matching contributions associated with higher compensation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Note 11. Employee Stock Plans
Under our stock incentive plans certain employees and non-employee directors receive stock-based awards, such as, but not limited to, restricted stock units, restricted stock and stock options. As of December 31, 2016, 2015 and 2014, a total of 3,686,316 shares, 4,070,685 shares and 4,427,425 shares of our common stock, respectively, were available for future grants under our stock incentive plans. We also have an ESPP that allows all eligible employees to purchase shares of our common stock at a discount. See further discussion within this footnote under Employee Stock Purchase Plan.
The total stock-based compensation expense and expected tax benefit are as follows:

	For the Years Ended December 31,
	2016	2015	2014
Stock-based Compensation Expense:
Restricted Stock Units	$19.9	$13.3	$9.5
Stock Options	0.1	0.5	0.9
ESPP	1.2	0.9	0.8

Total Compensation Expense	$21.2	$14.7	$11.2

	For the Years Ended December 31,
	2016	2015	2014
Expected Tax Benefit:
Restricted Stock Units	$7.4	$5.0	$3.5
Stock Options	—	0.2	0.3

Total Expected Tax Benefit	$7.4	$5.2	$3.8
Restricted Stock Units
Our restricted stock unit programs include both performance-based awards and service-based awards. The performance-based awards have either a market condition or a performance condition. All awards generally contain a service-based condition. The compensation expense for our performance-based awards is recognized on a graded-vesting basis over the requisite service period. The expense for the performance-based awards with market conditions is recognized regardless of whether the market condition is satisfied, provided that the requisite service has been met. The expense for our performance-based awards with performance conditions is initially recognized assuming that the target level of performance will be achieved. Each reporting period we assess the probability of achieving the performance targets and if necessary adjust the compensation expense based on this assessment. Final compensation expense recognized will ultimately depend on the actual number of shares earned against the performance condition as well as fulfillment of the requisite service condition. The expense for our awards earned based solely on the fulfillment of the service-based condition is recognized on a straight-line basis over the requisite service periods.

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

	2016	2015	2014
Expected stock price volatility	24%	25%	26%
Expected dividend yield	2.0%	1.5%	1.6%
Expected term (in years)	3.0	3.0	3.0
Risk-free interest rate	0.97%	1.04%	0.64%
Fair value of LRSUs granted	$103.15	$156.01	$92.37
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

Performance Units with Market Condition - Beginning in 2013, certain employees were granted target awards of Performance Units which contained a market condition. The awards granted in 2016 and 2015 vest 100%, three years from the date of grant. Awards granted in 2014 vest in two substantially equal annual tranches beginning three years from the date of grant. The actual number of shares of our common stock ultimately received by the employee can range from zero to 200% of the target award depending on the Company’s three-year Total Shareholder Return performance relative to Standard & Poor’s 500 companies. As these awards contain a market condition, we have calculated the fair value on the date of grant using a Monte Carlo simulation model with the following weighted average assumptions:

	2016	2015	2014
Expected stock price volatility	24%	26%	27%
Expected dividend yield	2.0%	1.5%	1.6%
Expected term (in years)	2.8	2.8	2.8
Risk-free interest rate	0.96%	0.99%	0.60%
Fair value of Performance Units granted	$108.36	$172.99	$72.54
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
Performance Units with Performance Condition - Beginning in 2013, certain employees were granted target awards of Performance Units which contained a performance condition. The awards granted in 2016 and 2015 vest 100%, three years from the date of grant. Awards granted in 2014 vest in two substantially equal annual tranches beginning three years from the date of grant. The actual number of shares of our common stock ultimately received by the employee can range from zero to 200% of the target award depending on the Company’s three-year revenue compounded annual growth rate. The fair value is calculated by using the average of the high and low prices of our common stock on the date of grant.
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
Changes in our nonvested performance-based restricted stock units for the year ended December 31, 2016 are summarized as follows:

Performance-based Restricted Stock Units	Shares	Weighted Average Grant-Date Fair Value Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Nonvested Shares at December 31, 2015	247,908	$121.30	2.0	$25.8
Granted	149,132	$103.02
Adjustment For Shares Earned Against Target (1)	(10,790)	N/A
Vested	(59,808)	$106.40
Forfeited	(19,885)	$122.22
Nonvested Shares at December 31, 2016 (2)	306,557	$115.64	1.7	$37.2
(1) Represents share adjustment as a result of final performance against specified performance targets.
(2) Represents the number of shares expected to be issued based on achievement of grant date performance targets. The actual number of shares issued will depend on the company’s actual performance against specified targets during the performance periods.
Total unrecognized compensation expense related to nonvested performance-based restricted stock units at December 31, 2016 was $13.1 million. This expense is expected to be recognized over a weighted average period of 1.7 years. The weighted average grant date fair value per share of the performance-based restricted stock units granted during the years ended December 31, 2015 and 2014 were $148.93 and $90.73, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Changes in our nonvested service-based restricted stock units for the year ended December 31, 2016 are summarized as follows:

Service-based Restricted Stock Units	Shares	Weighted Average Grant-Date Fair Value Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Nonvested Shares at December 31, 2015	164,714	$108.39	1.6	$17.1
Granted	59,552	$102.90
Vested	(43,127)	$112.35
Forfeited	(11,883)	$110.53
Nonvested Shares at December 31, 2016	169,256	$105.30	1.2	$20.5
Total unrecognized compensation expense related to nonvested service-based restricted stock units at December 31, 2016 was $7.2 million. This expense is expected to be recognized over a weighted average period of 1.2 years. The weighted average grant date fair value per share of the service-based restricted stock units granted during the years ended December 31, 2015 and 2014 were $122.84 and $104.44, respectively.
The total fair value of all restricted stock units vesting during the years ended December 31, 2016, 2015 and 2014 were $10.6 million, $13.9 million and $7.5 million, respectively. The expected tax benefit associated with the tax deduction from the vesting of restricted stock units totaled $3.9 million, $5.1 million and $2.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Stock Option Programs
As of December 31, 2016, all of the outstanding stock options were vested and exercisable. Our stock options generally expire ten years from the date of grant. Beginning in 2013, the annual award of stock options to employees was replaced with an award of Leveraged Restricted Stock Units.
The fair value of each stock option award was calculated on the date of grant using the Black-Scholes option valuation model that used the weighted average assumptions in the following table:

	2016	2015	2014
Expected stock price volatility	N/A	23%	24%
Expected dividend yield	N/A	1.4%	1.6%
Expected term (in years)	N/A	7.0	7.0
Risk-free interest rate	N/A	2.20%	2.21%
Fair value of stock options granted	N/A	$30.25	$26.06
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Changes in stock options for the year ended December 31, 2016 are summarized as follows:

Stock Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2015	612,097	$81.58	4.2	$13.7

Granted	—	$—
Exercised	(532,966)	$81.13
Forfeited or expired	(675)	$82.80
Outstanding at December 31, 2016	78,456	$84.58	4.3	$2.9

Exercisable at December 31, 2016	78,456	$84.58	4.3	$2.9
Stock options outstanding at December 31, 2016 were originally granted during the years 2007 through 2015 and are exercisable over periods ending no later than 2025. At December 31, 2015 and 2014, stock options for 557,284 shares and 566,929 shares of our common stock, respectively, were exercisable.
The total intrinsic value of stock options exercised during the years ended December 31, 2016, 2015 and 2014 were $27.2 million, $5.3 million and $4.3 million, respectively.
The following table summarizes information about stock options outstanding at December 31, 2016:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
$60.49-$71.28	7,438	4.0	$66.80	7,438	$66.80
$77.00-$80.45	12,300	4.2	$80.35	12,300	$80.35
$82.64-$82.80	37,215	5.1	$82.80	37,215	$82.80
$88.04-$110.76	19,190	2.4	$92.44	19,190	$92.44
$125.76-$129.54	2,313	8.5	$127.63	2,313	$127.63
	78,456			78,456
As of December 31, 2016, there was no unrecognized compensation expense as all of our outstanding stock options were fully vested. The total fair value of stock options vested during the years ended December 31, 2016, 2015 and 2014 were $0.8 million, $1.6 million and $2.7 million, respectively.
Cash received from the exercise of Dun & Bradstreet stock options for the year ended December 31, 2016 was $39.3 million. The expected tax benefit associated with the tax deduction from the exercise of stock options totaled $10.3 million for the year ended December 31, 2016.
Employee Stock Purchase Plan
On May 6, 2015, our shareholders approved The Dun & Bradstreet Corporation 2015 Employee Stock Purchase Plan (“2015 ESPP”) which authorized the issuance of up to 1,000,000 shares of our common stock plus any shares remaining and available for issuance under The Dun & Bradstreet Corporation 2000 Employee Stock Purchase Plan (“2000 ESPP”). At December 31, 2016, 273,310 shares were remaining and available from the 2000 ESPP. At December 31, 2016, 1,223,272 shares of common stock (inclusive of the remaining shares from the 2000 ESPP) were available for future grants under the 2015 ESPP.
Under the terms of the 2015 ESPP, employees can acquire shares of our common stock at semi-annual intervals at a 15% discount and subject to certain limitations set forth in the 2015 ESPP. The purchase price is 85% of the lower of the average of the high and low prices or our stock (i) on the first trading day of the offering period or (ii) on the purchase date. The 2015

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

ESPP was implemented November 1, 2015 and the first purchase occurred on April 29, 2016. Under the 2015 ESPP, we sold 50,038 shares to employees for the year ended December 31, 2016.
Expense associated with the 2015 ESPP is based on the fair value of the first day of the offering period which is calculated using the Black-Scholes option valuation model that used the weighted average assumptions in the following table:

	2016	2015	2014
Expected stock price volatility	23%	21%	N/A
Expected dividend yield	1.6%	1.6%	N/A
Expected term (in years)	0.5	0.5	N/A
Risk-free interest rate	0.38%	0.80%	N/A
Fair value of options granted	$24.84	$23.32	N/A
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
Under the terms of the 2000 ESPP, employees purchased our common stock at a 15% discount from market value, subject to certain limitations as set forth in the 2000 ESPP. The purchase price of the stock on the date of purchase is 85% of the average of the high and low prices of our stock on the last trading day of the month. Under the 2000 ESPP, we sold 43,695 and 42,958 shares to employees for the years ended December 31, 2015 and 2014, respectively.
Cash received from employees participating in our ESPP for the year ended December 31, 2016 was $4.7 million.
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
We also lease certain computer and other equipment under operating leases that expire over the next three to five years, respectively. These computer and other equipment leases are frequently renegotiated as advancements in computer technology provide opportunities to lower costs and improve performance. Rental expenses under operating leases (cancelable and non-cancelable) were $32.4 million, $27.4 million, and $25.5 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Other Contractual Obligations
Acxiom Corporation and Ensono, L.P.
We currently outsource certain of our product and technology capabilities in North America and our fulfillment processes in Europe to Acxiom in order to increase the speed, data processing and matching capabilities for our global sales and marketing customers. At December 31, 2016, the agreement had a remaining term of one year through the end of 2017 with a remaining obligation of approximately $15 million.
We currently also have outsourcing agreements with Ensono, L.P. (as assignee of Acxiom) related to certain infrastructure management services for our North America markets and our data center operations in Ireland. The outsourcing services include data center operations, technology help desk and network management functions. The agreements were originally entered into with Acxiom which was assigned to Ensono Holdco, Inc. (or formerly known as Aspen Holdco, Inc.) effective July 31, 2015 due to the divestiture of Acxiom’s IT outsourcing business. Ensono Holdco, Inc. subsequently reassigned these agreements to its subsidiary Ensono, L.P. Effective January 1, 2017, we entered into a new five year agreement with Ensono L.P. with a minimum commitment of approximately $159 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

We incurred costs of approximately $81 million, $85 million and $83 million under all of these outsourcing agreements for the years ended December 31, 2016, 2015 and 2014, respectively. At December 31, 2016, total payments to Acxiom and Ensono, L.P. over the remaining terms of all contracts will aggregate to approximately $174 million, assuming no further extension.
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
We incurred costs of approximately $17 million and $10 million related to this agreement in 2016 and 2015, respectively. At December 31, 2016 total payments over the remaining term of the agreement through May 2018 will aggregate to approximately $28 million.
We can terminate the agreement at any time with six months’ prior written notice.
Convergys Customer Management Group
In December 2010, we entered into a six-year business process outsourcing agreement with Convergys Customer Management Group (“CCMG”) in order to enhance our customer contact center solution. The primary scope of the agreement includes the following services for our North America business: (i) Inbound Customer Service, which principally involves the receipt of, response to and resolution of inquiries received from customers; (ii) Outbound Customer Service, which principally involves the collection, compilation and verification of information contained in our databases; and (iii) Data Update Service, which principally involves the bulk or discrete updates to the critical data elements about companies in our databases. In December 2011, we also signed a separate five-year agreement related to the hosted telephony solution to support our small business customers’ telesales team. Effective January 1, 2015, these agreements were combined and modified, and the terms were extended through December 2022. During 2016, we modified the agreement to reduce our commitment and terminate the small business telephony service.
We incurred costs of approximately $18 million, $18 million, and $20 million for the years ended December 31, 2016, 2015, and 2014, respectively. At December 31, 2016 total payments to CCMG over the remaining terms of the above contracts will aggregate to approximately $89 million.
The agreements specify service level commitments required of CCMG for achievement of our customer satisfaction targets and our overall satisfaction. The agreements also specify a methodology for calculating credits to us if CCMG fails to meet certain service levels.
The following table quantifies our future contractual obligations as discussed above as of December 31, 2016:

Contractual Obligations	2017	2018	2019	2020	2021	Thereafter	Total
Operating Leases	$31.7	$29.9	$27.2	$25.7	$24.2	$62.1	$200.8
Obligations to Outsourcers	$140.2	$80.1	$48.7	$39.7	$33.2	$15.8	$357.7
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Note 13. Contingencies
We are involved in legal proceedings, claims and litigation arising in the ordinary course of business for which we believe that we have adequate reserves, and such reserves are not material to the consolidated financial statements. We record a liability when management believes that it is both probable that a liability has been incurred and we can reasonably estimate the amount of the loss. For such matters where management believes a liability is not probable but is reasonably possible, a liability is not recorded; instead, an estimate of loss or range of loss, if material individually or in the aggregate, is disclosed if reasonably estimable, or a statement will be made that an estimate of loss cannot be made. Once we have disclosed a matter that we believe is or could be material to us, we continue to report on such matter until there is finality of outcome or until we determine that disclosure is no longer warranted. Further, other than specifically stated below to the contrary, we believe our estimate of the aggregate range of reasonably possible losses, in excess of established reserves, for our legal proceedings was not material at December 31, 2016. In addition, from time to time, we may be involved in additional matters, which could become material and for which we may also establish reserve amounts, as discussed below. In accordance with ASC 450, “Contingencies,” or “ASC 450,” as of December 31, 2016, we have established a reserve of approximately $30 million with respect to the matters set forth below.
China Operations
On March 18, 2012, we announced we had temporarily suspended our Shanghai Roadway D&B Marketing Services Co. Ltd. (“Roadway”) operations in China, pending an investigation into allegations that its data collection practices may have violated local Chinese consumer data privacy laws. Thereafter, the Company decided to permanently cease the operations of Roadway. In addition, we have been reviewing certain allegations that we may have violated the Foreign Corrupt Practices Act and certain other laws in our China operations. As previously reported, we voluntarily contacted the Securities and Exchange Commission (“SEC”) and the United States Department of Justice (“DOJ”) to advise both agencies of our investigation, and we are continuing to meet with representatives of both the SEC and DOJ in connection therewith. Our investigation remains ongoing and is being conducted at the direction of the Audit Committee.
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
For the years ended December 31, 2016, 2015 and 2014, we incurred $2.0 million, $1.6 million and $3.7 million, respectively, of legal and other professional fees related to matters in China.
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
On September 16, 2015, plaintiff filed reply briefs in support of the motions for class certification. At the request of the parties, on October 30, 2015, the Court entered an order striking plaintiff’s class certification motions without prejudice and striking all upcoming deadlines while the parties negotiated a written settlement agreement. On February 11, 2016, the parties entered into a written settlement term sheet, and on May 16, 2016 the parties executed a settlement agreement, which was subject to Court approval. On May 17, 2016, plaintiff filed an Unopposed Motion for Preliminary Approval of the Class Action Settlement. On August 9, 2016, the Court denied plaintiff’s motion without prejudice and directed the parties to file either a renewed motion for preliminary approval of the class action settlement or a joint status report. On October 14, 2016, the parties entered into an amended settlement agreement, which amended some of the non-monetary terms of the agreement. On the same day, plaintiff filed with the Court the amended settlement agreement together with an unopposed renewed motion for preliminary approval of the amended settlement. On December 22, 2016, the Court denied plaintiff’s renewed motion and directed the parties to file either a renewed motion for preliminary approval of the class action settlement or a joint status report within 70 days. The parties plan to file a renewed motion for preliminary approval.
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
On March 4, 2014, in response to a direction from the Ohio court, Die-Mension withdrew its original complaint and filed an amended complaint. The amended complaint contains the same substantive allegations as the original complaint, but limits the purported class to small businesses in Ohio that purchased the CreditBuilder product. On March 12, 2014, DBCC agreed to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

waive service of the amended complaint and on March 13, 2014, the Company agreed to waive service. On May 5, 2014, the Company and DBCC filed a Joint Motion to Transfer the litigation to the Western District of Washington. On June 9, 2014, the Ohio court issued an order granting the Defendants’ Joint Motion to Transfer. On June 22, 2014, the case was transferred to the Western District of Washington. Pursuant to an order entered on December 17, 2014 by the Washington court, this case was coordinated for pre-trial discovery purposes with related cases transferred to the Western District of Washington. On January 6, 2015, the Court entered a stipulation and order setting forth the case management schedule. On January 15, 2015, Defendants filed motions to dismiss the amended complaint. In response, Die-Mension filed a second amended complaint on March 13, 2015. On April 3, 2015, Defendants filed motions to dismiss the second amended complaint, and on May 22, 2015, Die-Mension filed its oppositions to the motions. Defendants filed reply briefs on June 12, 2015. On July 17, 2015, Die-Mension filed motions for class certification against the Company and DBCC. On September 9, 2015, the Washington court entered an order denying the Company’s motion to dismiss, and on September 10, 2015, it entered an order granting DBCC’s motion to dismiss without prejudice. At the request of the parties, on October 30, 2015, the Court entered an order striking plaintiff’s class certification motions without prejudice and striking all upcoming deadlines while the parties negotiated a written settlement agreement. On February 11, 2016, the parties entered into a written settlement term sheet, and on May 16, 2016, the parties executed a settlement agreement, which was subject to Court approval. On May 17, 2016, plaintiff filed an Unopposed Motion for Preliminary Approval of the Class Action Settlement. On August 9, 2016, the Court denied plaintiff’s motion without prejudice and directed the parties to file either a renewed motion for preliminary approval of the class action settlement or a joint status report. On October 14, 2016, the parties entered into an amended settlement agreement, which amended some of the non-monetary terms of the agreement. On the same day, plaintiff filed with the Court the amended settlement agreement together with an unopposed renewed motion for preliminary approval of the amended settlement. On December 22, 2016, the Court denied plaintiff’s renewed motion and directed the parties to file either a renewed motion for preliminary approval of the class action settlement or a joint status report within 70 days. The parties plan to file a renewed motion for preliminary approval.
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
On March 31, 2014, the Company agreed to waive service of the complaint and on April 2, 2014, DBCC agreed to waive service. On June 13, 2014, the Company and DBCC filed a Joint Unopposed Motion to Transfer the litigation to the Western District of Washington. On July 2, 2014, the California court granted the Defendants’ Joint Motion to Transfer, and on July 8, 2014, the case was transferred to the Western District of Washington. Pursuant to an order entered on December 17, 2014 by the Washington court, this case was coordinated for pre-trial discovery purposes with related cases transferred to the Western District of Washington. On January 6, 2015, the Court entered a stipulation and order setting forth the case management schedule. On January 15, 2015, Defendants filed motions to dismiss the complaint. In response, plaintiffs filed an amended complaint on March 13, 2015. On April 3, 2015, Defendants filed motions to dismiss the amended complaint, and on May 22, 2015, plaintiffs filed their oppositions to the motions. Defendants filed reply briefs on June 12, 2015. On July 17, 2015, Plaintiffs filed motions for class certification against the Company and DBCC. On September 9, 2015, the Washington court entered an order denying the Company’s motion to dismiss. At the request of the parties, on October 30, 2015, the Court entered an order striking plaintiff’s class certification motions and DBCC’s motion to dismiss without prejudice and striking all upcoming deadlines while the parties negotiated a written settlement agreement. On February 11, 2016, the parties entered into a written settlement term sheet, and on May 16, 2016, the parties executed a settlement agreement, which was subject to Court approval. On May 17, 2016, plaintiffs filed an Unopposed Motion for Preliminary Approval of the Class Action Settlement. On August 9, 2016, the Court denied plaintiffs’ motion without prejudice and directed the parties to file either a renewed motion for preliminary approval of the class action settlement or a joint status report. On October 14, 2016, the parties entered into an amended settlement agreement, which amended some of the non-monetary terms of the agreement. On the same day, plaintiffs filed with the Court the amended settlement agreement together with an unopposed renewed motion for preliminary approval of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

the amended settlement. On December 22, 2016, the Court denied plaintiffs’ renewed motion and directed the parties to file either a renewed motion for preliminary approval of the class action settlement or a joint status report within 70 days. The parties plan to file a renewed motion for preliminary approval.
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
On June 18, 2014, DBCC agreed to waive service of the complaint and on June 26, 2014, the Company agreed to waive service of the complaint. On August 4, 2014, the Company and DBCC filed a Joint Unopposed Motion to Transfer the litigation to the Western District of Washington. On September 8, 2014, the North Carolina court granted the motion to transfer, and on September 9, 2014, the case was transferred to the Western District of Washington. Pursuant to an order entered on December 17, 2014 by the Washington court, this case was coordinated for pre-trial discovery purposes with related cases transferred to the Western District of Washington. On January 6, 2015, the Court entered a stipulation and order setting forth the case management schedule. On January 15, 2015, Defendants filed motions to dismiss the complaint. In response, Flow Sciences filed an amended complaint on March 13, 2015. On April 3, 2015, Defendants filed motions to dismiss the amended complaint, and on May 22, 2015, Flow Science filed its oppositions to the motions. Defendants filed reply briefs on June 12, 2015. On July 17, 2015, Flow Sciences filed motions for class certification against the Company and DBCC. On September 9, 2015, the Washington court entered an order denying the Company’s motion to dismiss and on October 19, 2015, it entered an order denying DBCC’s motion to dismiss. At the request of the parties, on October 30, 2015, the Court entered an order striking plaintiff’s class certification motions without prejudice and striking all upcoming deadlines while the parties negotiated a written settlement agreement. On February 11, 2016, the parties entered into a written settlement term sheet, and on May 16, 2016, the parties executed a settlement agreement, which was subject to Court approval. On May 17, 2016, plaintiff filed an Unopposed Motion for Preliminary Approval of the Class Action Settlement. On August 9, 2016, the Court denied plaintiff’s motion without prejudice and directed the parties to file either a renewed motion for preliminary approval of the class action settlement or a joint status report. On October 14, 2016, the parties entered into an amended settlement agreement, which amended some of the non-monetary terms of the agreement. On the same day, plaintiff filed with the Court the amended settlement agreement together with an unopposed renewed motion for preliminary approval of the amended settlement. On December 22, 2016, the Court denied plaintiff’s renewed motion and directed the parties to file either a renewed motion for preliminary approval of the class action settlement or a joint status report within 70 days. The parties plan to file a renewed motion for preliminary approval.
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
On June 26, 2014, the Company agreed to waive service of the complaint, and on July 2, 2014, DBCC agreed to waive service. On July 29, 2014, the Company and DBCC filed a Joint Unopposed Motion to Transfer the litigation to the Western District of Washington. On July 31, 2014, the New Jersey court granted the Defendants’ Joint Motion to Transfer, and the case was transferred to the Western District of Washington on August 20, 2014. Pursuant to an order entered on December 17, 2014

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

by the Washington court, this case was coordinated for pre-trial discovery purposes with related cases transferred to the Western District of Washington. On January 6, 2015, the Court entered a stipulation and order setting forth the case management schedule. On January 15, 2015, Defendants filed motions to dismiss the complaint. In response, Altaflo filed an amended complaint on March 13, 2015. On April 3, 2015, Defendants filed motions to dismiss the amended complaint, and on May 22, 2015, Altaflo filed its oppositions to the motions. Defendants filed reply briefs on June 12, 2015. On July 17, 2015, Altaflo filed motions for class certification against the Company and DBCC. On September 9, 2015, the Washington court entered an order denying the Company’s motion to dismiss, and on October 19, 2015, it entered an order granting DBCC’s motion to dismiss without prejudice. At the request of the parties, on October 30, 2015, the Court entered an order striking plaintiff’s class certification motions without prejudice and striking all upcoming deadlines while the parties negotiated a written settlement agreement. On February 11, 2016, the parties entered into a written settlement term sheet, and on May 16, 2016, the parties executed a settlement agreement, which was subject to Court approval. On May 17, 2016, plaintiff filed an Unopposed Motion for Preliminary Approval of the Class Action Settlement. On August 9, 2016, the Court denied plaintiff’s motion without prejudice and directed the parties to file either a renewed motion for preliminary approval of the class action settlement or a joint status report. On October 14, 2016, the parties entered into an amended settlement agreement, which amended some of the non-monetary terms of the agreement. On the same day, plaintiff filed with the Court the amended settlement agreement together with an unopposed renewed motion for preliminary approval of the amended settlement. On December 22, 2016, the Court denied plaintiff’s renewed motion and directed the parties to file either a renewed motion for preliminary approval of the class action settlement or a joint status report within 70 days. The parties plan to file a renewed motion for preliminary approval.
Our ultimate liability related to this matter is contingent upon our insurance coverage and we do not expect the impact will be material to our financial results (see further discussion of Sentry matter below).
Sentry Insurance, a Mutual Company v. The Dun & Bradstreet Corporation and Dun & Bradstreet, Inc., No. 2:15-cv-01952 (SRC) (D.N.J.)
On March 17, 2015, Sentry Insurance filed a Declaratory Judgment Action in the United States District Court for the District of New Jersey against The Dun & Bradstreet Corporation and Dun & Bradstreet, Inc. (collectively, the “Dun & Bradstreet”). The Complaint seeks a judicial declaration that Sentry, which issued a General Commercial Liability insurance policy (the “CGL Policy”), to Dun & Bradstreet, does not have a duty under the CGL Policy to provide Dun & Bradstreet with a defense or indemnification in connection with five putative class action complaints (the “Class Actions”) filed against the Company and DBCC. Against Dun & Bradstreet, the Class Actions complaints allege negligence, defamation and violations of state laws prohibiting unfair and deceptive practices in connection with DBCC’s marketing and sale of credit monitoring products. Sentry’s Complaint alleges that Dun & Bradstreet is not entitled to a defense or indemnification for any losses it sustains in the Class Actions because the underlying claims in the Class Actions fall within various exceptions in the CGL policy, including exclusions for claims: (i) that arise from Dun and Bradstreet’s provision of “professional services”; (ii) that are based on intentional or fraudulent acts; and (iii) that are based on conduct that took place prior to the beginning of the CGL Policy periods. We do not believe the exclusions are applicable under governing law interpreting similar provisions.
On March 26, 2015, Sentry filed and served an Amended Complaint which added several exhibits but did not otherwise materially differ from the original Complaint. Dun & Bradstreet filed an Answer to the Amended Complaint on April 16, 2015 and also asserted counterclaims. The coverage litigation was then temporarily stayed while the parties engaged in informal settlement discussions which did not resolve the matter.
On June 30, 2016, Dun & Bradstreet filed a motion to join National Union Fire Insurance Company of Pittsburgh (“National Union”) as an additional party due to National Union’s separate obligations under an errors & omissions policy to indemnify Dun & Bradstreet for its losses in the Class Actions. The motion to join National Union was granted and, on August 2, 2016, Dun & Bradstreet filed a Third Party Complaint. On October 31, 2016, National Union filed its Answer to Dun & Bradstreet’s Complaint.
A discovery conference with the Court was held on November 16, 2016, and a Joint Discovery Plan was entered by the Court. A discovery status conference with the Court was subsequently held on February 7, 2017. Discovery is now underway. The parties have agreed to participate in a mediation in an attempt to resolve the dispute before proceeding with additional fact discovery.
As discussed above, at the Court’s direction, the parties in the underlying Class Actions have negotiated amendments to the settlement agreement in the Class Actions and on October 14, 2016, plaintiffs file a renewed motion seeking preliminary approval of the amended class action settlement. On December 22, 2016, the Court denied that motion without prejudice and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

directed the parties in the underlying Class Actions to file either a renewed motion for preliminary approval of the class action settlement or a joint status report within 70 days. The parties plan to file a renewed motion for preliminary approval.
Previously, Dun & Bradstreet and National Union had discussed entering into an Interim Funding Agreement, under which National Union would fund the Dun & Bradstreet’s share of the settlement amount in the Class Actions (less the policy’s retention), with both the Dun & Bradstreet and National Union continuing to reserve their respective rights. The proposed Interim Funding Agreement has not been formally negotiated or finalized at this time.
Dun & Bradstreet is continuing to investigate the allegations in this matter, and discovery in this action is still in the early stages. In accordance with ASC 450 Contingencies, we therefore do not have sufficient information upon which to determine that a loss in connection with this matter is probable, reasonably possible or estimable, and thus no reserve has been established nor has a range of loss been disclosed.
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
Since January 1, 2015, we have managed and reported our business through two segments:

•	Americas, which currently consists of our operations in the U.S., Canada, and our Latin America Worldwide Network (we divested our Latin America operations in September 2016); and

•
Non-Americas, which currently consists of our operations in the U.K., Greater China, India and our European and Asia Pacific Worldwide Networks (we divested our operations in both the Netherlands and Belgium in November 2016 and our Australian operations in June 2015).

Prior to January 1, 2015, we managed and reported our business through the following three segments:

•	North America, which consisted of our operations in the U.S. and Canada;

•	Asia Pacific, which primarily consisted of our operations in Australia, Greater China, India and Asia Pacific Worldwide Network; and

•	Europe and other International Markets, which primarily consisted of our operations in the U.K., the Netherlands, Belgium, Latin America and our European Worldwide Network.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

	For the Years Ended December 31,
	2016	2015	2014
Revenue:
Americas	$1,416.1	$1,329.1	$1,260.3
Non-Americas	287.6	308.0	324.2
Consolidated Total	$1,703.7	$1,637.1	$1,584.5
Operating Income (Loss):
Americas	$429.5	$369.3	$404.8
Non-Americas	59.4	83.1	87.0
Total Segments	488.9	452.4	491.8
Corporate and Other (1)	(129.7)	(115.4)	(80.4)
Consolidated Total	359.2	337.0	411.4
Non-Operating Income (Expense) – Net	(155.6)	(57.0)	(71.2)
Income Before Provision for Income Taxes and Equity in Net Income of Affiliates	$203.6	$280.0	$340.2

Depreciation and Amortization (2):
Americas	$53.3	$44.9	$35.1
Non-Americas	9.6	10.2	14.6
Total Segments	62.9	55.1	49.7
Corporate and Other	5.7	3.6	2.8
Consolidated Total	$68.6	$58.7	$52.5

Capital Expenditures (3):
Americas	$4.3	$5.3	$7.9
Non-Americas	2.9	2.0	1.3
Total Segments	7.2	7.3	9.2
Corporate and Other	7.2	5.5	0.6
Consolidated Total	$14.4	$12.8	$9.8

Additions to Computer Software and Other Intangibles (4):
Americas	$31.7	$36.9	$22.8
Non-Americas	10.2	9.3	6.5
Total Segments	41.9	46.2	29.3
Corporate and Other	3.9	5.8	8.1
Consolidated Total	$45.8	$52.0	$37.4

	At December 31,
	2016	2015
Assets (5):
Americas	$1,432.6	$1,451.2
Non-Americas	555.9	787.1
Total Segments	1,988.5	2,238.3
Corporate and Other	220.7	28.2
Consolidated Total	$2,209.2	$2,266.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

(1)	The following table summarizes “Corporate and Other:”

	For the Years Ended December 31,
	2016	2015	2014
Corporate Costs (a)	$(78.7)	$(69.6)	$(62.0)
Restructuring Expense (b)	(22.1)	(32.3)	(14.9)
Acquisition/Divestiture Related Costs (c)	(1.0)	(11.3)	—
Accrual for Legal Matters (d)	(26.0)	—	—
Legal and Other Professional Fees and Shut-Down Costs Related to Matters in China	(1.9)	(2.2)	(3.5)
Total Corporate and Other	$(129.7)	$(115.4)	$(80.4)

(a) The increases in Corporate Costs for the years ended December 31, 2016 and 2015 as compared to the respective prior year periods were primarily due to higher compensation and office facility expenses as a result of office relocations.
(b) See Note 3 to the consolidated financial statements included in this Annual Report on Form 10-K.
(c) The acquisition-related costs (e.g., banker’s fees) for the year ended December 31, 2015 were primarily related to the acquisitions of NetProspex and DBCC.
(d) The accrual for legal matters for the year ended December 31, 2016 was related to litigation (Jeffrey A. Thomas v. Dun & Bradstreet Credibility Corp.), net of an indemnification from the DBCC acquisition escrows, and the ongoing SEC and DOJ investigation of our China operations. See Note 13 to the consolidated financial statements included in this Annual Report on Form 10-K.

(2)	Includes depreciation and amortization of Property, Plant and Equipment, Computer Software and Other Intangibles.
The increase of $9.9 million for the year ended December 31, 2016 as compared to the prior year period was primarily in the Americas segment as a result of the acquisition of DBCC in May 2015.
The increase of $6.2 million for the year ended December 31, 2015 as compared to the prior year period was primarily in the Americas segment as a result of the acquisition of DBCC and NetProspex, partially offset by the effect associated with the completion of the depreciable lives of certain assets.

(3)
The increase of $1.7 million in capital expenditures in the Corporate and Other segment for the year ended December 31, 2016 as compared to the prior year period was primarily related to the leasehold improvements due to office relocations.

The increase of $4.9 million in capital expenditures in the Corporate and Other segment for the year ended December 31, 2015 as compared to the prior year period was primarily related to the leasehold improvements associated with the additional office space for our Corporate headquarters.

(4)
The decrease of $6.2 million in additions to computer software and other intangibles for the year ended December 31, 2016 as compared to the year ended December 31, 2015 was mainly due to overall lower planned expenditures.

The increase of $14.6 million in additions to computer software and other intangibles for the year ended December 31, 2015 as compared to the year ended December 31, 2014 was mainly attributed to the increased expenditures on the enhancement of Dun & Bradstreet products and data management infrastructure mainly in the Americas segment.

(5)
The decrease in assets in the Americas segment to $1,432.6 million at December 31, 2016 from $1,451.2 million at December 31, 2015 was primarily attributable to a decrease in other intangible assets due to normal amortization, and a decrease in goodwill due to the divestiture of our Latin America operations, partially offset by an increase in accounts receivable driven by higher sales in 2016.

The decrease in assets in the Non-Americas segment to $555.9 million at December 31, 2016 from $787.1 million at December 31, 2015 was primarily driven by a lower cash balance mainly due to cash remitted in December 2015 from our foreign operations to the U.S., the divestiture of our operations in Benelux in 2016, and the negative impact of foreign currency translation.
The increase in assets in “Corporate and Other” to $220.7 million at December 31, 2016 from $28.2 million at December 31, 2015 was primarily driven by a net increase in cash primarily due to the cash remitted from our foreign operations to the U.S.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Supplemental Geographic and Customer Solution Set Information:

	At December 31,
	2016	2015
Goodwill (6):
Americas	$550.5	$562.6
Non-Americas	101.4	141.4
Consolidated Total	$651.9	$704.0
Other Intangibles
Americas (7)	$290.7	$315.8
Non-Americas	5.4	10.4
Consolidated Total	$296.1	$326.2
Other Long-Lived Assets (8):
Americas	$156.5	$135.5
Non-Americas	49.4	47.4
Consolidated Total	$205.9	$182.9
Total Long-Lived Assets	$1,153.9	$1,213.1

(6)
Goodwill in Americas decreased to $550.5 million at December 31, 2016 from $562.6 million at December 31, 2015. The decrease was primarily attributable to the divestiture of our operations in Latin America. See Note 17 to our consolidated financial statements included in this Annual Report on Form 10-K.

Goodwill in Non-Americas decreased to $101.4 million at December 31, 2016 from $141.4 million at December 31, 2015. This decrease was primarily due to the divestiture of our operations in Benelux, as well as negative impact of foreign currency translation.

(7)
Other intangibles in Americas decreased to $290.7 million at December 31, 2016 from $315.8 million at December 31, 2015. This decrease was primarily due to normal amortization for the year ended December 31, 2016.

Other intangibles in Non-Americas decreased to $5.4 million at December 31, 2016 from $10.4 million at December 31, 2015. This was primarily due to normal amortization and an asset impairment charge in China for the year ended December 31, 2016.

(8)
Other Long-lived assets in Americas increased to $156.5 million at December 31, 2016 from $135.5 million at December 31, 2015. This increase was primarily driven by an increase in leasehold improvements associated with office relocations in 2016, and an increase in a note receivable associated with the divestiture of our operations in Latin America.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

	For the Years Ended December 31,
	2016	2015	2014
Customer Solution Set Revenue:
Americas:
Risk Management Solutions	$775.4	$733.4	$701.4
Sales & Marketing Solutions	640.7	595.7	558.9
Americas Total Revenue	$1,416.1	$1,329.1	$1,260.3

Non-Americas:
Risk Management Solutions	$236.4	$244.9	$260.7
Sales & Marketing Solutions	51.2	63.1	63.5
Non-Americas Total Revenue	$287.6	$308.0	$324.2

Consolidated Total:
Risk Management Solutions	$1,011.8	$978.3	$962.1
Sales & Marketing Solutions	691.9	658.8	622.4
Consolidated Total Revenue	$1,703.7	$1,637.1	$1,584.5

Note 15. Supplemental Financial Data

Other Accrued and Current Liabilities:

	At December 31,
	2016	2015
Restructuring Accruals	$10.0	$20.9
Professional Fees (1)	39.3	29.1
Operating Expenses	40.2	45.0
Other Accrued Liabilities (2)	65.1	27.6
Other Accrued and Current Liabilities	$154.6	$122.6

(1)	The increase in professional fees at December 31, 2016 as compared with the prior year end was primarily related to technology spending as a result of our strategic investments.

(2)
The increase in other accrued liabilities at December 31, 2016 as compared with the prior year end was primarily related to the accrual for legal matters of approximately $30 million recorded during the year ended December 31, 2016. See Note 13 to the consolidated financial statements included in this Annual Report on Form 10-K for further detail.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Property, Plant and Equipment – Net:

	At December 31,
	2016	2015
Land	$1.0	$1.0
Buildings	1.6	1.7
Furniture	53.2	53.4
	55.8	56.1
Less: Accumulated Depreciation	35.8	38.1
	20.0	18.0
Leasehold Improvements, less:
Accumulated Amortization of $14.8 and $16.2 as of December 31, 2016 and 2015, respectively	19.4	9.2
Property, Plant and Equipment – Net (3)	$39.4	$27.2

(3)
The increase in Property, Plant and Equipment - Net at December 31, 2016 compared to prior year end was primarily due to an increase in leasehold improvements associated with office relocations mainly in our Texas and Massachusetts offices.

Other Income (Expense) – Net:

	For the Years Ended December 31,
	2016	2015	2014
Loss on Sale of Businesses (4)	$(95.1)	$—	$—
Effect of Legacy Tax Matters (5)	(1.7)	(6.9)	(28.6)
Miscellaneous Other Income (Expense) – Net (6)	(7.5)	(0.7)	(0.9)
Other Income (Expense) – Net	$(104.3)	$(7.6)	$(29.5)

(4)
Loss on Sale of Businesses for the year ended December 31, 2016 was related to the divestitures of our operations in Benelux and Latin America. See Note 17 to the consolidated financial statements included in this Annual Report on Form 10-K for further detail.

(5)
During the years ended December 31, 2016 and 2015, we recognized the reduction of a contractual receipt under a tax allocation agreement between Moody's Corporation and Dun & Bradstreet as a result of the expiration of a statute of limitations for the 2012 and 2011 tax years, respectively.

During the year ended December 31, 2014, we recognized the reduction of a contractual receipt under a tax allocation agreement between Moody’s Corporation and Dun & Bradstreet as a result of the effective settlement of audits for the 2007 - 2009 tax years and the expiration of a statute of limitations for the 2010 tax year.

(6)
Miscellaneous Other Expense increased during the year ended December 31, 2016 as compared to the year ended December 31, 2015 primarily due to an impairment charge recorded in the fourth quarter of 2016 related to a change in our assessment of the recoverability of a non-operating asset as a result of a decline in its projected cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Computer Software and Goodwill:

	Computer Software	Goodwill
January 1, 2015	$95.0	$428.1
Additions at Cost (7)	52.7	292.5
Amortization	(28.5)	—
Write-offs (8)	(11.2)	—
Other (9)	(5.4)	(16.6)
December 31, 2015	102.6	704.0
Additions at Cost (10)	46.1	—
Amortization	(30.8)	—
Write-offs (11)	(3.5)	—
Other (12)	(6.3)	(52.1)
December 31, 2016	$108.1	$651.9

(7) Computer Software and Goodwill:

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

(9) Computer Software and Goodwill - Primarily due to the negative impact of foreign currency fluctuations.
(10) Computer Software - Primarily due to software-related enhancements on products and the purchase of third party licenses.

(11)	Computer Software - Primarily due to impairment charges on technology and software assets that were mainly related to certain terminated projects in the Americas segment.

(12)	Computer Software - Primarily related to the negative impact of foreign currency fluctuations.
Goodwill - Primarily due to a decrease of $38.8 million related to the divestiture of our operations in Benelux and Latin America in the fourth quarter of 2016 and the negative impact of foreign currency fluctuation of $6.4 million. See Note 17 to the consolidated financial statements included in this Annual Report on Form 10-K.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Other Intangibles (Included in Non-Current Assets):

	Customer Relationships	Trademark and Other	Other Indefinite-Lived Intangibles	Total
January 1, 2015	$9.4	$13.2	$5.2	$27.8
Acquisitions (13)	89.0	78.2	153.2	320.4
Additions	—	1.6	—	1.6
Amortization	(9.1)	(13.6)	—	(22.7)
Other	(0.5)	(0.4)	—	(0.9)
December 31, 2015	88.8	79.0	158.4	326.2
Additions	—	1.1	—	1.1
Amortization	(12.5)	(16.0)	—	(28.5)
Write-offs	(1.2)	(0.9)	—	(2.1)
Other	(0.5)	(0.1)	—	(0.6)
December 31, 2016 (14)	$74.6	$63.1	$158.4	$296.1
(13) Related to the acquisitions of NetProspex and DBCC.

(14)	Customer Relationships - Net of accumulated amortization of $25.1 million and $14.5 million as of
December 31, 2016 and 2015, respectively.
Trademark and Other - Net of accumulated amortization of $91.2 million and $78.2 million as of December
31, 2016 and 2015, respectively.
Allowance for Doubtful Accounts:

January 1, 2014	$23.4
Additions charged to costs and expenses	1.7
Write-offs	(5.8)
Recoveries	1.4
Other	(0.1)
December 31, 2014	20.6
Additions charged to costs and expenses	5.1
Write-offs	(6.1)
Recoveries	1.6
Other	(0.6)
December 31, 2015	20.6
Additions charged to costs and expenses	5.3
Write-offs	(7.5)
Recoveries	3.0
Other	2.2
December 31, 2016	$23.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Deferred Tax Asset Valuation Allowance:

January 1, 2014	$37.8
Additions charged (credited) to costs and expenses	2.4
Additions charged (credited) due to foreign currency fluctuations	(2.6)
Additions charged (credited) to other accounts	(0.8)
December 31, 2014	36.8
Additions charged (credited) to costs and expenses	6.7
Additions charged (credited) due to foreign currency fluctuations	(3.5)
Additions charged (credited) to other accounts	(1.7)
December 31, 2015	38.3
Additions charged (credited) to costs and expenses	(0.2)
Additions charged (credited) due to foreign currency fluctuations	(3.5)
Additions charged (credited) to other accounts	(1.4)
December 31, 2016	$33.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Note 16. Quarterly Financial Data (Unaudited)

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Full Year
2016
Revenue:
Americas	$307.0	$329.1	$338.8	$441.2	$1,416.1
Non-Americas	68.0	69.7	74.0	75.9	287.6
Consolidated Revenue	$375.0	$398.8	$412.8	$517.1	$1,703.7
Operating Income (Loss):
Americas	$69.6	$83.7	$100.6	$175.6	$429.5
Non-Americas	13.0	14.2	20.0	12.2	59.4
Total Segments	82.6	97.9	120.6	187.8	488.9
Corporate and Other (1)	(29.4)	(51.4)	(23.8)	(25.1)	(129.7)
Consolidated Operating Income	53.2	46.5	96.8	162.7	359.2
Net Income (Loss) from Continuing Operations	30.7	19.9	(26.8)	82.7	106.5
Less: Net (Income) Loss Attributable to the Noncontrolling Interest	(0.7)	(1.1)	(1.7)	(1.5)	(5.0)
Net Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet	30.0	18.8	(28.5)	81.2	101.5
Income (Loss) from Discontinued Operations, Net of Income Taxes	—	—	—	—	—
Income (Loss) on Disposal of Business, Net of Income Taxes	—	—	(0.9)	(3.2)	(4.1)
Income (Loss) from Discontinued Operations, Net of Income Taxes	—	—	(0.9)	(3.2)	(4.1)
Net Income (Loss) Attributable to Dun & Bradstreet	$30.0	$18.8	$(29.4)	$78.0	$97.4

Basic Earnings (Loss) Per Share of Common Stock:
Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$0.83	$0.52	$(0.78)	$2.21	$2.78
Income (Loss) from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	—	—	(0.02)	(0.09)	(0.11)
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders (2)	$0.83	$0.52	$(0.80)	$2.12	$2.67
Diluted Earnings (Loss) Per Share of Common Stock:
Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$0.82	$0.51	$(0.78)	$2.19	$2.76
Income (Loss) from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	—	—	(0.02)	(0.09)	(0.11)
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders (2)	$0.82	$0.51	$(0.80)	$2.10	$2.65
Cash Dividends Paid Per Common Share (3)	$0.48	$0.48	$0.48	$0.48	$1.93

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Full Year
2015
Revenue:
Americas	$280.9	$302.9	$328.4	$416.9	$1,329.1
Non-Americas	75.3	72.5	77.8	82.4	308.0
Consolidated Revenue	$356.2	$375.4	$406.2	$499.3	$1,637.1
Operating Income (Loss):
Americas	$67.9	$67.2	$86.4	$147.8	$369.3
Non-Americas	21.9	18.7	22.8	19.7	83.1
Total Segments	89.8	85.9	109.2	167.5	452.4
Corporate and Other (1)	(24.7)	(27.7)	(24.2)	(38.8)	(115.4)
Consolidated Operating Income	65.1	58.2	85.0	128.7	337.0
Net Income (Loss) from Continuing Operations	40.4	30.9	60.1	77.1	208.5
Less: Net (Income) Loss Attributable to the Noncontrolling Interest	(0.9)	(1.3)	(0.9)	(1.2)	(4.3)
Net Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet	39.5	29.6	59.2	75.9	204.2
Income from Discontinued Operations, Net of Income Taxes	1.5	0.7	(0.1)	—	2.1
Loss on Disposal of Business, Net of Income Taxes	—	(38.2)	(0.1)	0.8	(37.5)
Income (Loss) from Discontinued Operations, Net of Income Taxes	1.5	(37.5)	(0.2)	0.8	(35.4)
Net Income (Loss) Attributable to Dun & Bradstreet	$41.0	$(7.9)	$59.0	$76.7	$168.8

Basic Earnings (Loss) Per Share of Common Stock:
Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$1.10	$0.82	$1.64	$2.10	$5.66
Income (Loss) from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	0.04	(1.04)	(0.01)	0.02	(0.98)
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders (2)	$1.14	$(0.22)	$1.63	$2.12	$4.68
Diluted Earnings (Loss) Per Share of Common Stock:
Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$1.08	$0.81	$1.63	$2.08	$5.61
Income (Loss) from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	0.05	(1.03)	(0.01)	0.03	(0.97)
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders (2)	$1.13	$(0.22)	$1.62	$2.11	$4.64
Cash Dividends Paid Per Common Share (3)	$0.46	$0.46	$0.46	$0.46	$1.85

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

(1)	The following tables itemize the components of the “Corporate and Other” category of Operating Income (Loss):

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Full Year
2016
Corporate Costs	$(19.1)	$(18.4)	$(20.0)	$(21.2)	$(78.7)
Restructuring Expense	(9.7)	(5.9)	(3.2)	(3.3)	(22.1)
Acquisition/Divestiture Related Costs	—	(0.6)	(0.2)	(0.2)	(1.0)
Accrual for Legal Matters	—	(26.0)	—	—	(26.0)
Legal and Other Professional Fees and Shut-Down Costs Related to Matters in China	(0.6)	(0.5)	(0.4)	(0.4)	(1.9)
Total Corporate and Other	$(29.4)	$(51.4)	$(23.8)	$(25.1)	$(129.7)

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Full Year
2015
Corporate Costs	$(16.2)	$(16.2)	$(17.4)	$(19.8)	$(69.6)
Restructuring Expense	(4.8)	(4.8)	(5.5)	(17.2)	(32.3)
Acquisition/Divestiture Related Costs	(3.3)	(5.9)	(0.8)	(1.3)	(11.3)
Legal and Other Professional Fees and Shut-Down Costs Related to Matters in China	(0.4)	(0.8)	(0.5)	(0.5)	(2.2)
Total Corporate and Other	$(24.7)	$(27.7)	$(24.2)	$(38.8)	$(115.4)

(2)
The number of weighted average shares outstanding changes as common shares are issued for employee benefit plans and other purposes or as shares are repurchased. For this reason, the sum of quarterly earnings per share may not be the same as earnings per share for the year.

(3)	The sum of quarterly Cash Dividends Paid Per Common Share may not be the same as full year Cash Dividends Paid Per Common Share due to rounding.

Note 17. Divestitures and Discontinued Operations
Divestitures
As part of our growth strategy, we decided to shift our businesses in Latin America and Benelux to a Worldwide Network partner model. On August 1, 2016, our Board approved the divestiture of our domestic operations in Latin America and Benelux. As a result, we entered into a definitive agreement with CB Alliance to sell our Latin America businesses, and a separate definitive agreement to sell our Benelux businesses to Altares, our then current Worldwide Network partner in France which was subsequently acquired by Naxicap Partners, a private equity firm. Both transactions also include long-term commercial arrangements where we will receive future cash payments primarily for our global data, brand licensing and technology services. These commercial agreements also provide us access to the domestic data in the Benelux and Latin America territories. Both transactions were closed in the fourth quarter of 2016 with the completion of the Latin America divestiture on September 30, 2016 and the Benelux divestiture on November 7, 2016. Our subsidiaries outside the U.S. and Canada reflect a year-end of November 30.
Latin America
The sale was valued at $11 million, for which we received a five-year note with an interest rate of 2% per annum. We recorded a total pre-tax loss of $18.4 million in connection with the sale of the Latin America businesses for the year ended December 31, 2016, of which $17.5 million was reported in the third quarter of 2016 when the Latin America businesses were classified as assets held for sale and $0.9 million was reported in the fourth quarter of 2016. The loss was primarily attributable to the release of a cumulative foreign currency translation loss of $16.6 million. We also recognized a liability of $1.8 million related to our contingent liability to reimburse Amerigo Alliance AG, a subsidiary of CB Alliance, for certain future severance payments and other employee benefit payments related to our former employees transferred to the buyer as part of the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

divestiture transaction. The liability was established based on our estimate of the probable outcome of the related contingent events. Our businesses in Latin America were historically included in our Americas segment. Transaction costs associated with the divestiture were $4.4 million, of which $4.3 million has been paid as of December 31, 2016 and included as “Cash Flows from Investing Activities” in our Consolidated Statements of Cash Flows for the year ended December 31, 2016.
The assets and liabilities in the Latin America businesses on the disposal date were as follows:

At Disposal Date
Cash and Cash Equivalents	$1.7
Accounts Receivable	0.6
Other Current Assets	0.4
Goodwill	5.5
Other Long-Term Assets	2.0
Total Assets	$10.2
Accrued and Other Current Liabilities	$1.7
Deferred Revenue	1.6
Other Long-Term Liabilities	0.3
Total Liabilities	$3.6
In connection with the divestiture, we also entered into a commercial service agreement with the initial term of eight years through 2024. The agreement is renewable subject to certain terms and conditions. Under the agreement, Amerigo Alliance AG will act as the exclusive distributor of our products and services in the Latin America territory, and we will act as the exclusive data distributor of CB Alliance outside the Latin America territory. As part of this commercial service agreement, we also entered into a trademark license agreement and technology services agreement with the same term as the commercial service agreement.  We expect to receive total payments of approximately $36 million under these agreements during the initial eight-year period.
Benelux
The sale was valued at $28 million, subject to a working capital adjustment. In November 2016, we received proceeds, net of divested cash, of $24 million. We expect to make a payment to the buyer of approximately of $0.2 million related to a working capital adjustment. We recorded a total pre-tax loss of $76.7 million in connection with the sale of the Benelux businesses for the year ended December 31, 2016, of which $72.1 million was reported in the third quarter of 2016 when the Benelux businesses were classified as assets held for sale, and $4.6 million was reported in the fourth quarter of 2016, reflecting final net asset value on the disposal date. The loss was primarily attributable to the release of a cumulative foreign currency translation loss of $72.9 million. We also recognized a liability of $0.8 million related to our contingent liability to reimburse Naxicap for certain future severance payments to our former employees transferred to the buyer as part of the divestiture transaction. The liability was established based on our estimate of the probable outcome of the related contingent events. Our businesses in Benelux were historically included in our Non-Americas segment. Transaction costs associated with the divestiture were $5.0 million, which has been paid as of December 31, 2016 and included as “Cash Flows from Investing Activities” in our Consolidated Statements of Cash Flows for the year ended December 31, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

The assets and liabilities in the Benelux businesses on the disposal date were as follows:

At Disposal Date
Cash and Cash Equivalents	$3.7
Accounts Receivable	12.4
Other Current Assets	0.8
Goodwill	31.4
Other Long-Term Assets	0.8
Total Assets	$49.1
Accrued and Other Current Liabilities	$5.3
Deferred Revenue	18.0
Other Long-Term Liabilities	—
Non-Current Liabilities	$23.3
In connection with the divestiture, we also entered into a commercial service agreement with the initial term of eight years through 2024. The agreement is renewable subject to certain terms and conditions. Under the agreement, Altares (a subsidiary of Naxicap), will act as the exclusive distributor of our products and services in the Benelux territory, and we will act as the exclusive data distributor of Altares outside the Benelux territory. As part of this commercial service agreement, we also entered into a trademark license agreement and technology services agreement with the same term as the commercial service agreement.  We expect to receive total payments of approximately $214 million under these agreements during the initial eight-year period.
Discontinued Operations
As part of our growth strategy, we decided to shift our business in ANZ to a Worldwide Network partner model. On June 12, 2015, we entered into an agreement with Archer Capital (“Archer”) to sell our business in ANZ. The transaction was completed on June 30, 2015, or the third quarter of 2015. In accordance with ASC 205-20, “Discontinued Operations,” if a disposal of a business represents a strategic shift that has a major effect on an entity’s operations and financial results, the disposal transaction should be reported in discontinued operations. Accordingly, we have reclassified the historical financial results of the ANZ business as discontinued operations.
The sale was valued at $169.8 million, of which we received proceeds of $159.7 million, inclusive of a working capital adjustment of $0.7 million. The remaining proceeds of $10.1 million are being held in an escrow account until the resolution of certain contingent events as defined in the Share Sale Agreement. Under the agreement the escrow funds may be used to reimburse certain future costs incurred by Archer related to data supplier arrangements and specified technology and data operation infrastructure upgrades over the next three years since the disposal date. A reserve was established based on our estimate of the probable outcome of the contingent events discussed above. At December 31, 2016 and 2015, the balance of the reserve was $10.1 million and $5.9 million, respectively. For the year ended December 31, 2016, we recorded a total pre-tax loss on the disposal of a business of $4.1 million, of which $3.2 million and $0.9 million were recorded in the fourth and third quarter of 2016, respectively, primarily reflecting the increase of escrow reserve discussed above. For the year ended December 31, 2015, we recorded a total pre-tax loss of $37.5 million in connection with the sale of the ANZ business, including: (i) a loss of $38.2 million initially reported in the second quarter of 2015 when the ANZ business was classified as an asset held for sale; (ii) an additional loss of $0.1 million reported in the third quarter of 2015, reflecting a final net asset value and a working capital adjustment; and (iii) a gain of $0.8 million recorded in the fourth quarter of 2015 primarily reflecting the reduction of an escrow reserve. Our business in ANZ was historically recorded in our Non-Americas segment.
In connection with the divestiture, we also entered into a commercial service agreement with the initial term of five years through 2020. The agreement is renewable subject to certain terms and conditions. Under the agreement, Archer will act as the exclusive distributor of our products and services in the ANZ territory, and we will act as Archer’s exclusive product distributor outside the ANZ territory. As part of this commercial service agreement, we also entered into a trademark license agreement with the same term as the commercial service agreement. Under the trademark agreement, Archer is granted an exclusive right to use our domain name and trademark in the ANZ territories with certain restrictions. We will receive total royalty payments of approximately $8 million during the initial five-year period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Results of the discontinued operations were comprised of:

	2016	2015		2014
Revenue	$—	$49.0		$97.3
Operating Expenses	—	9.1		27.5
Selling and Administrative Expenses	—	33.4		49.1
Depreciation and Amortization	—	5.0		10.6
Operating Costs	—	47.5		87.2
Operating Income (Loss)	—	1.5		10.1
Non-Operating Income (Expense) - Net	—	(1.6)		(1.7)
Income (Loss) before Provision for Income Taxes	—	(0.1)		8.4
Provision for Income Taxes (Benefit)	—	(2.2)		(1.7)
Income (Loss) from Discontinued Operations	$—	$2.1		$10.1

Loss on Disposal of Business, Net of Income Taxes	$(4.1)	$(37.5)	(1)	$—
(1) Includes $26.8 million related to the release of a cumulative foreign currency translation loss and $5.7 million related to transaction costs.
Assets and liabilities from discontinued operations related to the divestiture of our business in ANZ were comprised of:

At Disposal Date
Cash and Cash Equivalents	$2.7
Accounts Receivable	18.2
Deferred Income Tax	8.8
Property, Plant and Equipment	5.3
Computer Software	8.5
Other Intangibles	26.9
Goodwill	131.6
Other Long-Term Assets	4.4
Valuation Allowance for Carrying Value	(38.2)
Total Assets	$168.2
Accounts Payable	$1.8
Other Accrued and Current Liabilities	6.8
Accrued Income Tax	0.5
Deferred Revenue	13.2
Deferred Tax Liabilities	11.1
Other Long-Term Liabilities	4.3
Total Liabilities	$37.7
The assets and liabilities related to the ANZ operations were removed from our unaudited consolidated balance sheet since their disposal date of June 30, 2015.

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
The acquisition was accounted for in accordance with ASC 805, “Business Combinations.” The acquisition was accounted for as a purchase transaction, and accordingly, the assets and liabilities of the acquired entity were recorded at their estimated fair values at the date of the acquisition. Total consideration included an initial cash payment of $320.0 million, at the closing of the transaction, and an earnout of up to $30.0 million based on the achievement of sales, EBITDA, operating expense and operating income targets through December 31, 2018. In connection with this potential earnout payment, we recorded total contingent consideration liability of $11.2 million initially, representing the estimated fair value of the contingent consideration we expected to pay at June 30, 2015. The fair value of the contingent liability was subsequently adjusted to $8.5 million in the third quarter of 2015, as a result of applying a higher risk premium based upon further analysis. As of December 31, 2015, the fair value of the contingent consideration liability was further adjusted to $15.1 million as a result of the amendment to the Earnout Agreement. For financial reporting purposes, since this adjustment does not reflect facts and circumstances existing on the acquisition date, it is not considered a measurement-period adjustment in accordance with ASC 805. The adjustment of $6.6 million to the fair value of the contingent consideration liability was included in “Operating Costs” in our Americas segment in the fourth quarter of 2015. A payment of $6.0 million was made in the second quarter of 2016 associated with DBCC’s performance in 2015. In October 2016, there was an amendment to the Earnout Agreement, replacing it with a service-based award. As a result, in the fourth quarter of 2016 we reversed the balance of the contingent consideration liability of $9.1 million and accrued $14.0 million related to the service-based award associated with 2016. Both adjustments were reflected in “Operating Costs” in our Americas segment in the fourth quarter of 2016.
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
The preliminary fair values of the acquired assets and liabilities were subject to change within the one-year measurement period. We obtained information to determine the fair values of the net assets acquired at the acquisition date during the measurement period. Since the initial valuation reflected in our financial results as of June 30, 2015, we have recorded adjustments to the preliminary valuation of assets and liabilities, resulting in a net decrease of goodwill of $2.7 million in the third quarter of 2015. The reduction of $2.7 million in goodwill reflected an adjustment to the fair value of the contingent consideration liability as noted above. We have also early adopted ASU 2015-16 “Business Combinations (Topic 805)” in the third quarter of 2015. Accordingly, adjustments to the initial purchase price allocation identified during the measurement period were recognized in the reporting period in which the adjustment amounts are determined. During the first quarter of 2016, we recorded a measurement-period adjustment of $2.7 million to the deferred tax liability based on the finalization of DBCC’s 2014 tax return.  In addition, during the fourth quarter of 2016, an amount of $4.0 million was recorded to correct the deferred tax asset associated with certain intangible assets recognized only for tax purposes. These adjustments resulted in a total decrease of goodwill of $6.7 million for the year ended December 31, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

We finalized the purchase price allocation as of December 31, 2016 as shown in the table below:

	Amortization Life (years)	Initial Purchase Price Allocation at June 30, 2015	Measurement Period Adjustment in 2015	Preliminary Purchase Price Allocation at December 31, 2015	Measurement Period and Other Adjustments in 2016	Final Purchase Price Allocation at December 31, 2016
Current Assets		$2.0	$—	$2.0	$—	$2.0
Intangible Assets:
Reacquired Right	Indefinite	153.2	—	153.2	—	153.2
Customer Relationships	8.0	82.5	—	82.5	—	82.5
Technology	6.5	45.6	—	45.6	—	45.6
Goodwill	Indefinite	210.1	(2.7)	207.4	(6.7)	200.7
Deferred Tax Asset		—	—	—	4.0	4.0
Other		3.5	—	3.5	—	3.5
Total Assets Acquired		$496.9	$(2.7)	$494.2	$(2.7)	$491.5

Deferred Revenue		$45.6	$—	$45.6	$—	$45.6
Deferred Tax Liability		107.0	—	107.0	(3.1)	103.9
Other Liabilities		13.1	—	13.1	0.4	13.5
Total Liabilities Assumed		$165.7	$—	$165.7	$(2.7)	163.0

Total Upfront Purchase Price		$320.0	$—	$320.0	$—	$320.0
Fair Value of Contingent Consideration		11.2	(2.7)	8.5	—	8.5
Total Consideration		$331.2	$(2.7)	$328.5	$—	$328.5
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
The acquisition was accounted for as a purchase transaction in accordance with ASC 805 “Business Combinations,” and accordingly, the assets and liabilities of the acquired entity were recorded at their estimated fair values at the date of the acquisition. The acquisition was valued at $124.5 million, net of cash assumed. Transaction costs of $2.3 million were included in operating expenses in the unaudited consolidated statement of operations and comprehensive income (loss).
We finalized the purchase price allocation as of December 31, 2015 as shown in the table below:

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
Note 19. Subsequent Events
Acquisition
On January 9, 2017 we acquired a 100% equity interest in Avention, Inc. (“Avention”) for a purchase price of $150 million, net of cash acquired. Avention is a Massachusetts-based company that provides  organizations with a deeper understanding of company, contact, and market data, delivered through a robust technology platform. The acquisition

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

positions Dun & Bradstreet as a leader in the sales acceleration market. We will account for the acquisition in accordance with ASC 805, “Business Combinations” in the first quarter of 2017.
Dividend Declaration
In February 2017, the Board of Directors approved the declaration of a dividend of $0.5025 per share of common stock for the first quarter of 2017. This cash dividend will be payable on March 10, 2017 to shareholders of record at the close of business on February 23, 2017.
Alliances
We have maintained an alliance arrangement with salesforce.com since 2011 through which our data has been made available on the Salesforce CRM platform through data.com. In February 2017, Salesforce did not exercise its unilateral option to extend our existing alliance beyond its August 2017 term, and we are in discussions with Salesforce with respect to our ongoing relationship. We now also have the ability through our acquisition of Avention to sell into the Salesforce ecosystem with a new product under development that combines our existing Hoover’s capabilities with our newly acquired Avention software, which we expect to be available at the end of the first quarter of 2017.

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
Conclusions Regarding Disclosure Controls
Based upon our Controls Evaluation, our CEO and CFO have concluded that as of the end of our fiscal year ended December 31, 2016, our Disclosure Controls are effective at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting
Management’s Report on Internal Control Over Financial Reporting and Management’s Responsibility for Financial Statements are contained in Part II, Item 8. of this Annual Report on Form 10-K.
Change in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information
Amended and Restated By-Laws
On February 23, 2017 our Board of Directors approved a change to our proxy access by-law solely to increase the number of shareholders who may aggregate their shares to meet the 3% ownership threshold of the Company’s outstanding common stock from 20 to 35.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required to be furnished by this Item 10. “Directors, Executive Officers and Corporate Governance,” is incorporated herein by reference from our Notice of 2017 Annual Meeting of Shareholders and Proxy Statement to be filed within 120 days after Dun & Bradstreet’s fiscal year end of December 31, 2016 (the “Proxy Statement”).

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

EQUITY COMPENSATION PLAN INFORMATION
The following table summarizes our equity compensation plan information as of December 31, 2016:

Plan Category	(A) Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights		(B) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (A))
Equity Compensation Plans approved by security holders (1)	562,130	(2)	$11.80	4,909,588	(3)

(1)
This table includes information with respect to: (i) The 2000 Dun & Bradstreet Corporation Non‑Employee Directors’ Stock Incentive Plan; (ii) The Dun & Bradstreet Corporation 2000 Stock Incentive Plan; (iii) The Dun & Bradstreet Corporation 2009 Stock Incentive Plan; and (iv) an equity compensation plan adopted in connection with our separation from Moody’s Corporation (the “Moody’s Plan”). As of December 31, 2016, a total of 721 deferred performance shares were outstanding under the Moody’s Plan. No additional options or other rights may be granted under the Moody’s Plan, with the exception of incremental dividend shares, which may be accrued on the outstanding deferred performance shares.

(2)
Includes options to purchase 78,456 shares of our common stock, restricted stock units with respect to 475,813 shares of our common stock, and 7,140 accrued dividend units and deferred performance shares for 721 shares of our common stock.

(3)
In addition to the plans mentioned above in footnote 1, also includes shares available for future purchases under The Dun & Bradstreet Corporation 2015 Employee Stock Purchase Plan (“ESPP”). As of December 31, 2016, an aggregate of 1,223,272 shares of our common stock were available for purchase under the ESPP.

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
(1) Financial Statements.
See Index to Financial Statements and Schedules in Part II, Item 8. on this Form 10-K.
(2) Financial Statement Schedules.
None.
(3) Exhibits.
See Index to Exhibits in this Annual Report on Form 10-K.
(b) Exhibits.
See Index to Exhibits in this Annual Report on Form 10-K.

Item 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2017.

The Dun & Bradstreet Corporation (Registrant)

By:	/s/ ROBERT P. CARRIGAN
Robert P. Carrigan
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities set forth next to their names, on February 23, 2017.

/s/ ROBERT P. CARRIGAN	Chairman, Chief Executive Officer and Director
Robert P. Carrigan	(principal executive officer)

/s/ RICHARD H. VELDRAN	Chief Financial Officer
Richard H. Veldran	(principal financial officer)

/s/ ANTHONY PIETRONTONE JR.	Principal Accounting Officer and Corporate Controller
Anthony Pietrontone Jr.

/s/ CINDY CHRISTY	Director
Cindy Christy

/s/ CHRISTOPHER J. COUGHLIN	Director
Christopher J. Coughlin

/s/ L. GORDON CROVITZ	Director
L. Gordon Crovitz

/s/ JAMES N. FERNANDEZ	Director
James N. Fernandez

/s/ PAUL R. GARCIA	Director
Paul R. Garcia

/s/ ANASTASSIA LAUTERBACH	Director
Anastassia Lauterbach

/s/ THOMAS J. MANNING	Director
Thomas J. Manning

/s/ RANDALL D. MOTT	Director
Randall D. Mott

/s/ JUDITH A. REINSDORF	Director
Judith A. Reinsdorf

INDEX TO EXHIBITS

2.	Plan of Acquisition, Reorganization, Rearrangement, Liquidation or Succession

2.1
Agreement and Plan of Merger, dated April 27, 2015 by and among (i) Dun & Bradstreet, Inc., (ii) Brad Acquisition Corp., (iii) Credibility Corp. (the “Company”), (iv) Great Hill Equity Partners IV, L.P. (“GHP”), (v) Great Hill Investors, LLC, (vi) GHP, as the representative of the Company securityholders and (vii) Carbon Investments, LLC, as the representative of the Company common securityholders solely in respect of matters related to an earn-out agreement (incorporated by reference to Exhibit 2.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, dated May 6, 2015).

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

	3.4*	The Amended and Restated By-Laws of The Dun & Bradstreet Corporation.

4.	Instruments Defining the Rights of Security Holders, Including Indentures

	4.1	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Registrant’s Registration Statement on Form 10, file number 1-15967, filed September 11, 2000).

	4.2	Form of 2.875% Senior Notes due 2015 (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed November 23, 2010).

4.3
Indenture, dated as of March 14, 2006, between the Dun & Bradstreet Corporation and The Bank of New York (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed March 14, 2006).

4.4
First Supplemental Indenture, dated as of December 3, 2012, between the Registrant and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed December 3, 2012).

4.5
Second Supplemental Indenture, dated as of June 15, 2015, between The Dun & Bradstreet Corporation and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed June 15, 2015).

	4.6	Form of 3.250% Senior Notes due 2017 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed December 3, 2012).

	4.7	Form of 4.375% Senior Notes due 2022 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed December 3, 2012).

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

4.9
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

4.10
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

4.11
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

4.12
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

	4.13	Form of 4.000% Senior Notes due 2020 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed June 15, 2015).

10.	Material Contracts
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

10.2^
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

	10.3^*	First Amended and Restated Global Master Services Agreement, effective as of January 1, 2017, by and between Dun & Bradstreet, Inc. and Ensono, LP.

	10.4^*	Statement of Work Number 9 under First Amended and Restated Global Master Services Agreement, effective as of January 1, 2017, by and between Dun & Bradstreet, Inc. and Ensono, LP.

10.5†*
The Dun & Bradstreet Corporation Key Employees’ Nonqualified Deferred Compensation Plan (the “DCP”), as amended and restated effective January 1, 2017, together with the First Amendment to the DCP, also effective January 1, 2017.

10.6†
The Dun & Bradstreet Corporation Incentive Compensation Recoupment Policy, adopted October 15, 2012 by the Registrant’s Board of Directors (incorporated by reference to Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 28, 2013).

10.7†
Form of Indemnification Agreement, as revised on October 18, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 2, 2016).

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

10.10†
The Dun & Bradstreet Career Transition Plan, as amended and restated effective August 4, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed August 6, 2015), together with the First Amendment to the Dun & Bradstreet Career Transition Plan, dated May 9, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, file number 1-15967, filed August 2, 2016).

10.11†
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

10.13†
Second Amendment to the Executive Retirement Plan of The Dun & Bradstreet Corporation (as amended and restated effective January 1, 2009), effective January 1, 2010 (incorporated by reference to Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 25, 2010).

10.14†
Third Amendment, effective April 4, 2011, Fourth Amendment, effective April 4, 2011 and Fifth Amendment, effective December 22, 2011, to the Executive Retirement Plan of The Dun & Bradstreet Corporation, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 29, 2012).

10.15†
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

10.19†
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

10.21†
First Amendment, effective April 4, 2011, to The Dun & Bradstreet Corporation Non-Employee Directors’ Deferred Compensation Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 29, 2012).

10.22†
The Dun & Bradstreet Corporation 2000 Stock Incentive Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 6, 2008).

10.23†	The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed May 7, 2009).

10.24†
The Dun & Bradstreet Corporation 2009 Stock Incentive Plan, as Amended and Restated With Respect to Awards Granted Under the Plan on or after January 1, 2013 (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 28, 2013).

10.25†
First Amendment to The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (as Amended and Restated With Respect to Awards Granted Under the Plan on or after January 1, 2013), effective August 4, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed August 6, 2015).

10.26†
The Dun & Bradstreet Corporation 2015 Employee Stock Purchase Plan, effective May 6, 2015 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed August 6, 2015).

10.27†
The Dun & Bradstreet Corporation Covered Employee Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed May 6, 2011), together with the First Amendment thereto (incorporated by reference to Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 28, 2014).

10.28†
The Dun & Bradstreet Corporation Covered Employee Incentive Plan, as amended and restated, effective May 4, 2016 (incorporated by reference to Exhibit A to the Registrant’s Definitive Proxy Statement, file number 1-15967, filed March 22, 2016).

10.29†
Offer Letter of Employment of Mr. Robert Carrigan, dated September 6, 2013 (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed September 10, 2013).

10.30†
Form of International Stock Option Award Agreement under The Dun & Bradstreet Corporation 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.35 to the Registrants’ Form 10-K, file number 1-15967, filed February 28, 2007).

10.31†
Form of International Stock Option Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed May 7, 2009).

10.32†
Form of International Stock Option Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed May 10, 2010).

10.33†
Form of International Stock Option Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed March 1, 2011).

10.34†
Form of International Stock Option Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.42 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 29, 2012).

10.35†
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

10.37†
Form of Stock Option Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.56 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed March 1, 2011).

10.38†
Form of Stock Option Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 29, 2012).

10.39†
Form of Restricted Stock Unit Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 29, 2012).

10.40†
Form of Restricted Stock Unit Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan as Amended and Restated With Respect to Awards Granted Under the Plan on or after January 1, 2013 (incorporated by reference to Exhibit 10.53 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 28, 2013).

10.41†
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

10.43†
Form of Performance Restricted Stock Unit Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan as Amended and Restated With Respect to Awards Granted Under the Plan on or after January 1, 2013 (incorporated by reference to Exhibit 10.65 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 28, 2013).

10.44†
Form of International Performance Restricted Stock Unit Award Agreement under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan as Amended and Restated With Respect to Awards Granted Under the Plan on or after January 1, 2013 (incorporated by reference to Exhibit 10.66 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 28, 2013).

10.45†
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

10.47†
Form of Stock Option Award Agreement under the 2000 Non-employee Directors’ Stock Incentive Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 29, 2012).

10.48†
Form of Restricted Share Unit Award Agreement under the 2000 Non-employee Directors’ Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed December 8, 2004).

10.49†
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

10.52†
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

10.54†
Form of 2000 Dun & Bradstreet Corporation Non-Employee Directors’ Stock Incentive Plan Stock Option Award, effective May 6, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed May 6, 2015).

10.55†
Form of Restricted Stock Unit Award Agreement, effective October 23, 2013, under the 2000 Non-employee Directors’ Stock Incentive Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 5, 2013).

10.56†
Form of 2000 Dun & Bradstreet Corporation Non-Employee Directors’ Stock Incentive Plan Restricted Stock Unit Award, effective May 6, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed May 6, 2015).

10.57†
Form of U.S. Performance Restricted Stock Unit Award for Leveraged Restricted Stock Units under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan, effective February 26, 2014 (incorporated by reference to Exhibit 10.75 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 28, 2014).

10.58†
Form of U.S. Performance Restricted Stock Unit Award based on Revenue Compound Annual Growth Rate under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan, effective February 26, 2014 (incorporated by reference to Exhibit 10.76 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 28, 2014).

10.59†
Form of U.S. Performance Restricted Stock Unit Award based on Total Shareholder Return under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan, effective February 26, 2014 (incorporated by reference to Exhibit 10.77 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 28, 2014).

10.60†
Form of International Restricted Stock Unit Award under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan, effective February 26, 2014 (incorporated by reference to Exhibit 10.78 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 28, 2014).

10.61†
Form of International Performance Restricted Stock Unit Award for Leveraged Restricted Stock Units under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan, effective February 26, 2014 (incorporated by reference to Exhibit 10.79 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 28, 2014).

10.62†
Form of International Performance Restricted Stock Unit Award based on Revenue Compound Annual Growth Rate under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan, effective February 26, 2014 (incorporated by reference to Exhibit 10.80 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 28, 2014).

10.63†
Form of International Performance Restricted Stock Unit Award based on Total Shareholder Return under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan, effective February 26, 2014 (incorporated by reference to Exhibit 10.81 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 28, 2014).

10.64†
Form of U.S. Restricted Stock Unit Award under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan, effective January 1, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed August 7, 2014).

10.65†
Form of U.S. Performance Restricted Stock Unit Award for Leveraged Restricted Stock Units under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan, effective January 1, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed August 7, 2014).

10.66†
Form of U.S. Performance Restricted Stock Unit Award based on Revenue Compound Annual Growth Rate under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan, effective January 1, 2015 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed August 7, 2014).

10.67†
Form of U.S. Performance Restricted Stock Unit Award based on Total Shareholder Return under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan, effective January 1, 2015 (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed August 7, 2014).

10.68†
Form of International Restricted Stock Unit Award under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan, effective January 1, 2015 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed August 7, 2014).

10.69†
Form of International Performance Restricted Stock Unit Award for Leveraged Restricted Stock Units under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan, effective January 1, 2015 (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed August 7, 2014).

10.70†
Form of International Performance Restricted Stock Unit Award based on Revenue Compound Annual Growth Rate under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan, effective January 1, 2015 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed August 7, 2014).

10.71†
Form of International Performance Restricted Stock Unit Award based on Total Shareholder Return under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan, effective January 1, 2015 (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed August 7, 2014).

10.72†
Form of Restricted Stock Unit Award Agreement, effective May 6, 2014, under the 2000 Non-employee Directors’ Stock Incentive Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed May 7, 2014).

10.73†
Form of Employee Agreement for Equity Recipients, effective January 1, 2015 (incorporated by reference to Exhibit 10.85 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 26, 2015).

10.74†
Form of Global Restricted Stock Unit Award, effective February 24, 2015, under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.86 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 26, 2015).

10.75†
Form of Global Performance Restricted Stock Unit Award for Leveraged Restricted Stock Units, effective February 24, 2015, under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.87 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 26, 2015).

10.76†
Form of Global Performance Restricted Stock Unit Award based on Revenue Compound Annual Growth Rate, effective February 24, 2015, under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.88 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 26, 2015).

10.77†
Form of Global Performance Restricted Stock Unit Award based on Total Shareholder Return, effective February 24, 2015, under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.89 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 26, 2015).

10.78†
Form of Global Restricted Stock Unit Award, effective February 23, 2016, under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.88 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 26, 2016).

10.79†
Form of Global Performance Restricted Stock Unit Award for Leveraged Restricted Stock Units, effective February 23, 2016, under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.89 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 26, 2016).

10.80†
Form of Global Performance Restricted Stock Unit Award based on Revenue Compound Annual Growth Rate, effective February 23, 2016, under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.90 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 26, 2016).

10.81†
Form of Global Performance Restricted Stock Unit Award based on Total Shareholder Return, effective February 23, 2016, under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.91 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 26, 2016).

10.82†*	Form of Global Restricted Stock Unit Award, effective February 22, 2017, under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan.

10.83†*	Form of Global Performance Restricted Stock Unit Award for Leveraged Restricted Stock Units, effective February 22, 2017, under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan.

10.84†*	Form of Global Performance Restricted Stock Unit Award based on Revenue Compound Annual Growth Rate, effective February 22, 2017, under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan.

	10.85†*	Form of Global Performance Restricted Stock Unit Award based on Total Shareholder Return, effective February 22, 2017, under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan.

21.	Subsidiaries of the Registrant
	21.1*	Subsidiaries of the Registrant as of December 31, 2016.

23.	Consents of Experts and Counsel
	23.1*	Consent of Independent Registered Public Accounting Firm.

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

101
The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations and Comprehensive Income (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders’ Equity (Deficit), and (v) the Notes to the Consolidated Financial Statements.

*	Filed herewith.
† Represents a management contract or compensatory plan.

^	Portions of this Exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission.