Form 10-Q
period 2017-03-31
DUN & BRADSTREET CORP/NW
filed 2017-05-10
CIK 1115222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
Form 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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
Registrant’s telephone number, including area code: (973) 921-5500
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one:)

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer (do not check if a smaller reporting company)	☐
Smaller reporting company	☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding at March 31, 2017
Common Stock,	36,897,398
par value $0.01 per share

THE DUN & BRADSTREET CORPORATION

PART I. UNAUDITED FINANCIAL INFORMATION

Item 1.	Financial Statements
The Dun & Bradstreet Corporation Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
	2017	2016
	(Amounts in millions, except per share data)
Revenue	$381.5	$375.0
Operating Expenses	142.0	132.4
Selling and Administrative Expenses	170.7	163.3
Depreciation and Amortization	18.9	16.4
Restructuring Charge	9.0	9.7
Operating Costs	340.6	321.8
Operating Income	40.9	53.2
Interest Income	0.4	0.5
Interest Expense	(14.6)	(13.5)
Other Income (Expense) - Net	(1.8)	0.8
Non-Operating Income (Expense) - Net	(16.0)	(12.2)
Income (Loss) Before Provision for Income Taxes and Equity in Net Income of Affiliates	24.9	41.0
Less: Provision for Income Taxes	8.2	11.0
Equity in Net Income of Affiliates	0.8	0.7
Net Income (Loss) from Continuing Operations	17.5	30.7
Less: Net Income Attributable to the Noncontrolling Interest	(1.2)	(0.7)
Net Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet	$16.3	$30.0
Loss on Disposal of Business, no Tax Impact	(0.8)	—
Loss from Discontinued Operations, no Tax Impact	(0.8)	—
Net Income (Loss) Attributable to Dun & Bradstreet	$15.5	$30.0
Basic Earnings Per Share of Common Stock:
Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$0.44	$0.83
Loss from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	(0.02)	—
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders	$0.42	$0.83
Diluted Earnings Per Share of Common Stock:
Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$0.44	$0.82
Loss from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	(0.02)	—
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders	$0.42	$0.82
Weighted Average Number of Shares Outstanding-Basic	36.8	36.2
Weighted Average Number of Shares Outstanding-Diluted	37.1	36.4
Cash Dividend Paid Per Common Share	$0.50	$0.48
Other Comprehensive Income, Net of Income Taxes:
Net Income (Loss) from Continuing Operations	$17.5	$30.7
Loss from Discontinued Operations, no Tax Impact	(0.8)	—
Net Income (Loss)	16.7	30.7
Foreign Currency Translation Adjustments, no Tax Impact	(0.5)	(22.2)
Defined Benefit Pension Plans:
Prior Service Costs, Net of Tax Benefit (Expense) (1)	(0.2)	(0.2)
Net Actuarial Gain, Net of Tax Benefit (Expense) (2)	6.4	6.0
Total Other Comprehensive Income (Loss)	5.7	(16.4)
Comprehensive Income (Loss), Net of Income Taxes	22.4	14.3
Less: Comprehensive Income Attributable to the Noncontrolling Interest	(1.4)	(0.6)
Comprehensive Income (Loss) Attributable to Dun & Bradstreet	$21.0	$13.7

(1)	Tax Benefit (Expense) of $0.1 million and $0.1 million during the three months ended March 31, 2017 and 2016, respectively.

(2)	Tax Benefit (Expense) of $(3.4) million and $(3.3) million during the three months ended March 31, 2017 and 2016, respectively.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation Consolidated Balance Sheets (Unaudited)

	March 31, 2017	December 31, 2016
	(Amounts in millions, except per share data)
ASSETS
Current Assets
Cash and Cash Equivalents	$375.4	$352.6
Accounts Receivable, Net of Allowance of $23.6 at each of March 31, 2017 and December 31, 2016	438.1	543.6
Other Receivables	9.8	11.3
Prepaid Taxes	4.3	3.3
Other Prepaids	31.7	32.1
Other Current Assets	1.6	1.5
Total Current Assets	860.9	944.4
Non-Current Assets
Property, Plant and Equipment, Net of Accumulated Depreciation of $52.9 at March 31, 2017 and $50.6 at December 31, 2016	42.9	39.4
Computer Software, Net of Accumulated Amortization of $329.5 at March 31, 2017 and $321.2 at December 31, 2016	113.6	108.1
Goodwill (Note 15)	765.0	651.9
Deferred Income Tax	101.2	110.9
Other Receivables	1.9	1.9
Other Intangibles (Note 15)	340.8	296.1
Other Non-Current Assets	53.0	56.5
Total Non-Current Assets	1,418.4	1,264.8
Total Assets	$2,279.3	$2,209.2
LIABILITIES
Current Liabilities
Accounts Payable	$41.2	$46.7
Accrued Payroll	74.5	113.6
Accrued Income Tax	43.1	44.5
Short-Term Debt	25.0	22.5
Other Accrued and Current Liabilities (Note 6)	152.0	154.6
Deferred Revenue	664.7	628.1
Total Current Liabilities	1,000.5	1,010.0
Pension and Postretirement Benefits	526.4	541.8
Long-Term Debt	1,682.2	1,594.5
Liabilities for Unrecognized Tax Benefits	5.0	4.9
Other Non-Current Liabilities	44.7	45.8
Total Liabilities	3,258.8	3,197.0
Contingencies (Note 7)
EQUITY
DUN & BRADSTREET SHAREHOLDERS’ EQUITY (DEFICIT)
Series A Junior Participating Preferred Stock, $0.01 par value per share, authorized - 0.5 shares; outstanding - none	—	—
Preferred Stock, $0.01 par value per share, authorized - 9.5 shares; outstanding - none	—	—
Series Common Stock, $0.01 par value per share, authorized - 10.0 shares; outstanding - none	—	—
Common Stock, $0.01 par value per share, authorized - 200.0 shares; issued - 81.9 shares	0.8	0.8
Capital Surplus	318.3	317.6
Retained Earnings	2,956.4	2,959.6
Treasury Stock, at cost, 45.0 shares at March 31, 2017 and 45.1 shares at December 31, 2016	(3,326.2)	(3,330.4)
Accumulated Other Comprehensive Income (Loss)	(944.1)	(949.6)
Total Dun & Bradstreet Shareholders’ Equity (Deficit)	(994.8)	(1,002.0)
Noncontrolling Interest	15.3	14.2
Total Equity (Deficit)	(979.5)	(987.8)
Total Liabilities and Shareholders’ Equity (Deficit)	$2,279.3	$2,209.2

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2017	2016
	(Amounts in millions)
Cash Flows from Operating Activities:
Net Income	$16.7	$30.7
Less:
Loss on Disposal of Business - Discontinued Operations	(0.8)	—
Net Income from Continuing Operations	$17.5	$30.7
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	18.9	16.4
Amortization of Unrecognized Pension Loss	9.5	9.0
Loss from Sales of Business	0.7	—
Income Tax Benefit from Stock-Based Awards	5.3	2.9
Excess Tax Benefit on Stock-Based Awards	—	(0.2)
Equity-Based Compensation	5.4	4.4
Restructuring Charge	9.0	9.7
Restructuring Payments	(4.5)	(10.4)
Changes in Deferred Income Taxes, Net	(1.3)	(1.6)
Changes in Accrued Income Taxes, Net	(2.1)	(6.7)
Changes in Current Assets and Liabilities, Net of Acquisitions:
(Increase) Decrease in Accounts Receivable	120.7	79.6
(Increase) Decrease in Other Current Assets	1.6	1.2
Increase (Decrease) in Deferred Revenue	13.5	16.1
Increase (Decrease) in Accounts Payable	(6.2)	20.0
Increase (Decrease) in Accrued Liabilities	(62.2)	(39.2)
Increase (Decrease) in Other Accrued and Current Liabilities	10.8	9.9
Changes in Non-Current Assets and Liabilities, Net of Acquisitions:
(Increase) Decrease in Other Long-Term Assets	4.3	5.8
Net Increase (Decrease) in Long-Term Liabilities	(17.2)	(17.3)
Net, Other Non-Cash Adjustments	0.1	0.2
Net Cash Provided by Operating Activities	123.8	130.5
Cash Flows from Investing Activities:
Payments for Acquisitions of Businesses, Net of Cash Acquired	(150.0)	—
Cash Settlements of Foreign Currency Contracts	1.0	0.4
Capital Expenditures	(2.8)	(3.7)
Additions to Computer Software and Other Intangibles	(12.7)	(11.9)
Net, Other	0.1	—
Net Cash Used in Investing Activities	(164.4)	(15.2)
Cash Flows from Financing Activities:
Net Payment for Stock-Based Plans	(5.3)	(1.8)
Payments of Dividends	(18.5)	(17.5)
Proceeds from Borrowings on Credit Facilities	490.9	88.6
Payments of Borrowings on Credit Facilities	(396.3)	(155.8)
Payments of Borrowings on Term Loan Facilities	(5.0)	(5.0)
Excess Tax Benefit on Stock-Based Awards	—	0.2
Payment for Capital Lease and Other Long-Term Financing Obligation	—	(0.1)
Net, Other	(0.2)	(0.1)
Net Cash (Used in) Provided by Financing Activities	65.6	(91.5)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(2.2)	(23.8)
Increase (Decrease) in Cash and Cash Equivalents	22.8	—
Cash and Cash Equivalents, Beginning of Period	$352.6	$365.7
Cash and Cash Equivalents, End of Period	$375.4	$365.7
Supplemental Disclosure of Cash Flow Information:
Cash Paid for:
Income Taxes, Net of Refunds	$6.3	$16.3
Interest	$3.2	$3.0

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation Consolidated Statements of Shareholders’ Equity (Deficit) (Unaudited)

			For the Three Months Ended March 31, 2017 and 2016
					(Amounts in millions)
	Common Stock ($0.01 Par Value)	Capital Surplus	Retained Earnings	Treasury Stock	Cumulative Translation Adjustment	Defined Benefit Postretirement Plans	Total Dun & Bradstreet Shareholders’ Equity (Deficit)	Noncontrolling Interest	Total Equity (Deficit)
Balance, December 31, 2015	$0.8	$292.2	$2,932.8	$(3,377.1)	$(291.7)	$(673.8)	$(1,116.8)	$11.5	$(1,105.3)
Net Income	—	—	30.0	—	—	—	30.0	0.7	30.7
Payment to Noncontrolling Interest	—	—	—	—	—	—	—	(0.1)	(0.1)
Equity-Based Plans	—	(1.5)	—	3.9	—	—	2.4	—	2.4
Pension Adjustments, net of tax expense of $3.2	—	—	—	—	—	5.8	5.8	—	5.8
Dividend Declared	—	—	(17.6)	—	—	—	(17.6)	—	(17.6)
Change in Cumulative Translation Adjustment	—	—	—	—	(22.0)	—	(22.0)	(0.2)	(22.2)
Balance, March 31, 2016	$0.8	$290.7	$2,945.2	$(3,373.2)	$(313.7)	$(668.0)	$(1,118.2)	$11.9	$(1,106.3)

Balance, December 31, 2016	$0.8	$317.6	$2,959.6	$(3,330.4)	$(266.2)	$(683.4)	$(1,002.0)	$14.2	$(987.8)
Net Income	—	—	15.5	—	—	—	15.5	1.2	16.7
Payment to Noncontrolling Interest	—	—	—	—	—	—	—	(0.3)	(0.3)
Equity-Based Plans	—	0.7	—	4.2	—	—	4.9	—	4.9
Pension Adjustments, net of tax expense of $3.3	—	—	—	—	—	6.2	6.2	—	6.2
Dividend Declared	—	—	(18.7)	—	—	—	(18.7)	—	(18.7)
Change in Cumulative Translation Adjustment	—	—	—	—	(0.7)	—	(0.7)	0.2	(0.5)
Balance, March 31, 2017	$0.8	$318.3	$2,956.4	$(3,326.2)	$(266.9)	$(677.2)	$(994.8)	$15.3	$(979.5)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE DUN & BRADSTREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular dollar amounts in millions, except per share data)

Note 1 --	Basis of Presentation
These interim unaudited consolidated financial statements have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q. They should be read in conjunction with the consolidated financial statements and related notes, which appear in The Dun & Bradstreet Corporation’s (“Dun & Bradstreet” or “we” or “us” or “our” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2016. The unaudited consolidated results for interim periods do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements and are not necessarily indicative of results for the full year or any subsequent period. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the unaudited consolidated financial position, results of operations and cash flows at the dates and for the periods presented have been included.
All inter-company transactions have been eliminated in consolidation.
We manage and report our business through the following two segments:

•	Americas, which consists of our operations in the United States (“U.S.”), Canada, and our Latin America Worldwide Network (we divested our Latin America operations in September 2016); and

•
Non-Americas, which consists of our operations in the United Kingdom (“U.K.”), Greater China, India and our European and Asia Pacific Worldwide Network (we divested our operations in both the Netherlands and Belgium (“Benelux”) in November 2016 and our Australian operations in June 2015). See Note 14 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for further detail.

Effective January 1, 2017, we began managing and reporting our Sales & Marketing Solutions as:

•
Sales Acceleration - solutions designed to align sales and marketing teams around the same refined and inter-connected information (data that is current, tied to buying signals, and delivered with context) to shorten sales cycles, increase win rates, and accelerate revenue growth more quickly. Our customers want to target more intelligently to enhance sales productivity; that is to know who they are selling to, what their customers might be buying, how things are changing at their customers’ companies, where their customers have purchased before, and how to most efficiently engage with them. We provide these solutions through applications such as D&B Hoovers, as well as direct access to our contact data; and

•
Advanced Marketing Solutions (newly defined) - consists of our Master Data solutions, which enable our customers to integrate and organize data to create a single view of customers and prospects, enrich data, continuously manage data quality and link company identity and hierarchy. It also consists of new use cases such as Audience Solutions, which uses data and analytics to fuel enhanced programmatic targeting and web visitor intelligence.

We also evaluate our business and provide the following supplemental revenue metrics. For Trade Credit, we further provide revenue for the D&B Credit Suite and Other Trade Credit. Prior to January 1, 2017, the D&B Credit Suite was referred to as DNBi®. Also effective January 1, 2017, we began providing a new revenue metric called D&B Hoovers Suite. This new metric encompasses our legacy Hoover’s product, our new D&B Hoovers product, our Salesforce alliance revenue through data.com and our Avention, Inc. (“Avention”) product portfolio.
Management believes that these measures provide further insight into our performance and the growth of our business.
We no longer report our Sales and Marketing Solutions as Traditional Prospecting Solutions or using the prior definition of Advanced Marketing Solutions and we no longer report our total revenue on a Direct or Alliances & Partners basis.
The financial statements of the subsidiaries outside of the U.S. and Canada reflect results for the three months ended February 28 in order to facilitate the timely reporting of the unaudited consolidated financial results and unaudited consolidated financial position.
In August of 2016, we announced the sale of our domestic operations in Benelux and Latin America, shifting these businesses into our Worldwide Network partnership model. Our Worldwide Network arrangements include long-term commercial agreements that provide our partners with access to key Dun & Bradstreet assets, including global data, brand

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-Continued
(Tabular dollar amounts in millions, except per share data)

usage, consulting and technology services. Historically, technology services were not classified as revenue as we viewed them as ancillary in nature. As we shifted more of our Non-Americas businesses into the Worldwide Network partnership model as a result of the divestitures of our operations in Benelux and Latin America, such technology services now represent activities that constitute part of our ongoing and central operations.  Accordingly, starting in the third quarter of 2016 we began to classify the technology services as revenue. See Note 14 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for further detail on the divestitures.
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
Recently Adopted Accounting Pronouncements
In December 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-19, “Technical Corrections and Improvements.” The standard addresses the differences between the original guidance, such as legacy FASB statements, and the guidance in the ASC and clarifies certain existing guidance by updating wording and correcting references. The standard also simplifies the ASC through minor structural changes to headings or minor editing of text and makes improvements that are not expected to have a significant impact on current accounting practices. Most of the amendments do not require transition guidance and are effective upon issuance. There are certain amendments that clarify existing guidance or correct references in the ASC that could potentially result in changes in current practice. The transition guidance must be applied prospectively, except for the amendment related to internal-use software license fees paid in a cloud-computing arrangement, which may be applied either prospectively or retrospectively. These amendments are effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016. The adoption of this authoritative guidance did not have a material impact on our consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-09 “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This guidance simplifies several aspects of accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance was effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016. Early adoption was permitted. We adopted this guidance on a prospective basis. We did not change our forfeiture accounting policy. The adoption of this authoritative guidance did not have a material impact on our consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-07 “Simplifying the Transition to the Equity Method of Accounting.” This guidance eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. The standard was effective for fiscal years beginning after December 15, 2016 and the interim periods within those years. Early adoption was permitted. The guidance should be applied prospectively for investments that qualify for the equity method of accounting after the effective date. The adoption of this authoritative guidance did not have a material impact on our consolidated financial statements.
In March 2016, the FASB issued ASU No. 2016-05 “Effect of Derivative Contract Novations on Existing Hedge Accounting Relationships.” This guidance clarifies that a change in counterparty to a derivative contract, in and of itself, does not require the dedesignation of a hedging relationship. The standard was effective for fiscal years beginning after December 15, 2016 and interim periods within those years. Early adoption was permitted. Entities may adopt the guidance prospectively or use a modified retrospective approach to apply it to derivatives outstanding during all or a portion of the periods presented in the period of adoption. The adoption of this authoritative guidance did not have a material impact on our consolidated financial statements.
Recently Issued Accounting Pronouncements
In January 2017, the FASB issued ASU No. 2017-07, “Compensation - Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefits Cost.” The standard amends the requirements in ASC Topic 715, “Compensation - Retirement Benefits” related to the income statement presentation of the components of net periodic benefit cost for an entity's sponsored defined benefit pension and other postretirement plans. The standard requires entities to disaggregate the current service-cost component from the other components of net benefit cost and present it with other current compensation costs for related employees in the income statement and present the other

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

components elsewhere in the income statement outside of income from operations if such subtotal is presented. Entities are required to disclose the income statement lines that contain the other components if they are not presented on appropriately described lines. An entity is only allowed to capitalize the service-cost component of net benefit cost. The standard is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted as of the beginning of any annual period for which an entity's financial statements (interim or annual) have not been issued or made available for issuance. We do not expect the adoption of this authoritative guidance to have a material impact on our consolidated financial statements.
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
Restructuring charges have been recorded in accordance with ASC 712-10, “Nonretirement Postemployment Benefits,” or “ASC 712-10” and/or ASC 420-10, “Exit or Disposal Cost Obligations,” or “ASC 420-10”, as appropriate.
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

Three Months Ended March 31, 2017 vs. Three Months Ended March 31, 2016
During the three months ended March 31, 2017, we recorded a $9.0 million restructuring charge. This charge was comprised of:

•
Severance and termination costs of $6.1 million and $1.6 million in accordance with the provisions of ASC 712-10 and ASC 420-10, respectively. Approximately 190 employees were impacted. Of these 190 employees, approximately 75 employees exited the Company by the end of the first quarter of 2017, with the remaining primarily to exit by the end of the fourth quarter of 2017. The cash payments for these employees will be substantially completed by the end of the fourth quarter of 2017; and

•	Contract termination, lease termination obligations and other exit costs, including those to consolidate or close facilities of $1.3 million.
During the three months ended March 31, 2016, we recorded a $9.7 million restructuring charge. This charge was comprised of:

•
Severance and termination costs of $9.7 million in accordance with the provisions of ASC 712-10. Approximately 165 employees were impacted. Of these 165 employees, approximately 140 employees exited the Company by the end of the first quarter of 2016, with the remaining primarily having exited by the end of the third quarter of 2016. The cash payments for these employees were substantially completed by the end of the fourth quarter of 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

The following tables set forth, in accordance with ASC 712-10 and/or ASC 420-10, the restructuring reserves and utilization:

	Severance and Termination	Contract Termination, Lease Termination Obligations and Other Exit Costs	Total
Restructuring Charges:
Balance Remaining as of December 31, 2016	$8.3	$1.7	$10.0
Charge Taken during First Quarter 2017	7.7	1.3	9.0
Payments Made during First Quarter 2017	(4.1)	(0.4)	(4.5)
Balance Remaining as of March 31, 2017	$11.9	$2.6	$14.5

	Severance and Termination	Contract Termination, Lease Termination Obligations and Other Exit Costs	Total
Restructuring Charges:
Balance Remaining as of December 31, 2015	$18.6	$2.3	$20.9
Charge Taken during First Quarter 2016	9.7	—	9.7
Payments Made during First Quarter 2016	(10.1)	(0.3)	(10.4)
Balance Remaining as of March 31, 2016	$18.2	$2.0	$20.2

Note 4 --	Notes Payable and Indebtedness
Our borrowings are summarized in the following table:

		March 31, 2017			At December 31, 2016
	Maturity	Principal Amount	Debt Issuance Costs and Discount*	Carrying Value	Principal Amount	Debt Issuance Costs and Discount*	Carrying Value

Short-Term Debt:
Term Loan Facility		$25.0	$—	$25.0	$22.5	$—	$22.5
Total Short-Term Debt		$25.0	$—	$25.0	$22.5	$—	$22.5

Long-Term Debt:
Five Year 3.50% senior notes (1) (2)	December 1, 2017	$450.0	$0.4	$449.6	$450.0	$0.6	$449.4
Ten Year 4.625% senior notes (1) (2)	December 1, 2022	300.0	3.1	296.9	300.0	3.2	296.8
Five Year 4.25% senior notes (1) (3)	June 15, 2020	300.0	2.5	297.5	300.0	2.7	297.3
Term Loan Facility	November 13, 2020	345.0	1.2	343.8	352.5	1.3	351.2
Revolving Credit Facility	July 23, 2019	294.4	—	294.4	199.8	—	199.8
Commercial Paper Program		—	—	—	—	—	—
Total Long-Term Debt		$1,689.4	$7.2	$1,682.2	$1,602.3	$7.8	$1,594.5
*Represents unamortized portion of debt issuance costs and discounts.
(1) The notes contain certain covenants that limit our ability to create liens, enter into sale and leaseback transactions and consolidate, merge or sell assets to another entity. We were in compliance with these non-financial covenants at March 31, 2017 and December 31, 2016. The notes do not contain any financial covenants.

(2)
The interest rates are subject to an upward adjustment if our debt ratings decline three levels below the Standard & Poor’s® and/or Fitch® BBB+ credit ratings that we held on the date of issuance. After a rate adjustment, if our debt ratings

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

are subsequently upgraded, the adjustment(s) would reverse. The maximum adjustment is 2.00% above the initial interest rates and the rates cannot adjust below the initial interest rates (see further discussion below).
(3) The interest rate is subject to an upward adjustment if our debt ratings decline one level below the Standard & Poor’s BBB- credit rating and/or two levels below the Fitch BBB credit rating that we held on the date of issuance. After a rate adjustment, if our debt ratings are subsequently upgraded, the adjustment(s) would reverse. The maximum adjustment is 2.00% above the initial interest rate and the rate cannot adjust below the initial interest rate (see further discussion below).

On March 27, 2017, Standard & Poor’s Ratings Services downgraded our corporate credit rating to BB+ from BBB-. As a result, and in accordance with the provisions of their indentures, the interest rates on each of our senior notes were adjusted above their initial stated coupons by 25 basis points commencing with the interest period during which the downgrade occurred. As a result of the coupon adjustment, the incremental interest cost for the quarter ended March 31, 2017 is approximately $0.8 million, which includes a component that is retroactive to the commencement of the respective senior note interest periods in December 2016.  The incremental interest cost is expected to be approximately $0.7 million per quarter going forward until either the maturity of any one of the senior notes or a change in our corporate credit rating, whichever is earlier. Any further downgrade in our corporate credit rating would result in additional increases in the interest rates of our senior notes. In addition, further downgrades may increase our overall cost of borrowing and/or may negatively impact our ability to raise additional debt capital.
In accordance with ASC 470, “Debt,” a short-term obligation that will be refinanced with successive short-term obligations may be classified as non-current as long as the cumulative period covered by the financing agreement is uninterrupted and extends beyond one year. In addition, a short-term obligation shall be excluded from current liabilities if the entity has both the intention and ability to refinance the obligation on a long-term basis. Accordingly, the outstanding balance of the five year 3.50% senior notes and the $1 billion revolving credit facility were both classified as “Long-Term Debt” as of March 31, 2017 and December 31, 2016.
Term Loan Facility

On May 14, 2015, we entered into a delayed draw unsecured term loan facility which provided for borrowings in the form of up to two drawdowns in an aggregate principal amount of up to $400 million at any time up to and including November 15, 2015 (the “term loan facility”). The term loan facility matures five years from the date of the initial drawdown. Proceeds under the term loan facility were designated to be used for general corporate purposes including the refinancing of the 2.875% senior notes that matured in November 2015 and the repayment of borrowings outstanding under the $1 billion revolving credit facility. Borrowings under the term loan facility bear interest at a rate of LIBOR plus a spread. On March 27, 2017, Standard & Poor’s Ratings Services downgraded our corporate credit rating to BB+ from BBB-. As a result, and in accordance with the terms of the term loan facility, the spread under the term loan facility increased from 137.5 basis points to 150.0 basis points. Our initial draw down under the term loan facility in the amount of $400 million was made in November 2015, establishing a maturity of November 2020. We also committed to repay the borrowings in prescribed installments over the five year period. Repayments expected to be made within one year are classified as “Short-Term Debt” and the remaining outstanding balance is classified as “Long-Term Debt.” The weighted average interest rates associated with the outstanding balances as of March 31, 2017 and December 31, 2016 were 2.48% and 2.03%, respectively.
The term loan facility requires the maintenance of interest coverage and total debt to Earnings Before Interest, Income Taxes, Depreciation and Amortization (“EBITDA”) ratios, which are defined in the term loan facility credit agreement and which are generally identical to those contained in the $1 billion revolving credit facility. We were in compliance with the term loan facility financial and non-financial covenants at March 31, 2017 and December 31, 2016.
Revolving Credit Facility and Commercial Paper Program

We currently have a $1 billion revolving credit facility maturing in July 2019. Borrowings under the $1 billion revolving credit facility bear interest at a rate of LIBOR plus a spread. On March 27, 2017, Standard & Poor’s Rating Services downgraded our corporate credit rating to BB+ from BBB-. As a result, and in accordance with the terms of the facility, the spread under the $1 billion revolving credit facility increased from 110.0 basis points to 120.0 basis points. The facility requires the maintenance of interest coverage and total debt to EBITDA ratios which are defined in the $1 billion revolving credit facility credit agreement. We were in compliance with the $1 billion revolving credit facility financial and non-financial covenants at March 31, 2017 and December 31, 2016. The weighted average interest rates associated with the outstanding balances as of March 31, 2017 and December 31, 2016 were 2.30% and 2.07%, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

We borrowed under this facility from time to time during the three months ended March 31, 2017 and the year ended December 31, 2016 to supplement the timing of receipts in order to fund our working capital. We also borrowed under this facility during the first quarter of 2017 to fund a portion of the consideration for our purchase of Avention. This facility also supports our commercial paper program. Under this program, we may issue from time to time unsecured promissory notes in the commercial paper market in private placements exempt from registration under the Securities Act of 1933, as amended, for a cumulative face amount not to exceed $800 million outstanding at any one time and with maturities not exceeding 364 days from the date of issuance. Outstanding commercial paper would effectively reduce the amount available for borrowing under our $1 billion revolving credit facility. We did not borrow under our commercial paper program during the three months ended March 31, 2017 and the year ended December 31, 2016.
Other
We were contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties totaling $2.9 million at March 31, 2017 and $2.6 million at December 31, 2016.
Interest paid for all outstanding debt totaled $3.2 million and $3.0 million during the three months ended March 31, 2017 and 2016, respectively.

Note 5 --	Earnings Per Share
Basic earnings (loss) per share (“EPS”) is computed by dividing net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding restricted stock unit awards, stock options, and contingently issuable shares using the treasury stock method. See Note 1 to our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2016 for further detail on our accounting policies related to EPS.
The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended March 31,
	2017	2016
Income from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders – Basic and Diluted	$16.3	$30.0
Loss from Discontinued Operations – Net of Income Taxes	(0.8)	—
Net Income Attributable to Dun & Bradstreet Common Shareholders – Basic and Diluted	$15.5	$30.0
Weighted Average Number of Shares Outstanding – Basic	36.8	36.2
Dilutive Effect of Our Stock Incentive Plans	0.3	0.2
Weighted Average Number of Shares Outstanding – Diluted	37.1	36.4
Basic Earnings Per Share of Common Stock:
Income from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$0.44	$0.83
Loss from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	(0.02)	—
Net Income Attributable to Dun & Bradstreet Common Shareholders	$0.42	$0.83
Diluted Earnings Per Share of Common Stock:
Income from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$0.44	$0.82
Loss from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	(0.02)	—
Net Income Attributable to Dun & Bradstreet Common Shareholders	$0.42	$0.82
The weighted average number of shares outstanding used in the computation of diluted earnings per share excludes the effect of outstanding common shares potentially issuable totaling 25,000 shares and 70,560 shares at March 31, 2017 and 2016, respectively. These potentially issuable common shares were not included in the calculation of diluted earnings per share because their effect would be anti-dilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

No shares were repurchased during the three months ended March 31, 2017 and 2016. We currently have in place a $100 million share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and Employee Stock Purchase Program, and to be used for discretionary share repurchases from time to time. This program was approved by our Board of Directors in August 2014 and will remain open until it has been fully utilized. There is currently no definitive timeline under which the program will be completed. As of March 31, 2017, we have not yet commenced repurchasing under this program.

Note 6 -- Other Accrued and Current Liabilities

	March 31, 2017	December 31, 2016
Restructuring Accruals	$14.5	$10.0
Professional Fees	38.7	39.3
Operating Expenses	46.3	40.2
Other Accrued Liabilities (1)	52.5	65.1
	$152.0	$154.6

(1)
The decrease in other accrued liabilities from December 31, 2016 to March 31, 2017 was primarily due to a payment for a service-based award related to the acquisition of Dun & Bradstreet Credibility Corp (“DBCC”).

Note 7 -- Contingencies
We are involved in legal proceedings, claims and litigation arising in the ordinary course of business for which we believe that we have adequate reserves, and such reserves are not material to the consolidated financial statements. We record a liability when management believes that it is both probable that a liability has been incurred and we can reasonably estimate the amount of the loss. For such matters where management believes a liability is not probable but is reasonably possible, a liability is not recorded; instead, an estimate of loss or range of loss, if material individually or in the aggregate, is disclosed if reasonably estimable, or a statement will be made that an estimate of loss cannot be made. Once we have disclosed a matter that we believe is or could be material to us, we continue to report on such matter until there is finality of outcome or until we determine that disclosure is no longer warranted. Further, other than specifically stated below to the contrary, we believe our estimate of the aggregate range of reasonably possible losses, in excess of established reserves, for our legal proceedings was not material at March 31, 2017. In addition, from time to time, we may be involved in additional matters, which could become material and for which we may also establish reserve amounts, as discussed below. In accordance with ASC 450, “Contingencies,” or “ASC 450,” as of March 31, 2017, we have accrued approximately $30 million with respect to the matters set forth below.
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
During the three months ended March 31, 2017, we incurred $0.3 million of legal and other professional fees related to matters in China as compared to $0.6 million of legal and other professional fees related to matters in China for the three months ended March 31, 2016.
As our investigation and our discussions with both the SEC and DOJ are ongoing, we cannot yet predict the ultimate outcome of the matter or its ultimate impact on our business, financial condition or results of operations. Based on our

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

discussions with the SEC and DOJ, including indications from the SEC of its estimate of the amount of net benefit potentially earned by the Company as a result of the challenged activities, we continue to believe that it is probable that the Company will incur a loss related to the government’s investigation. The DOJ also advised the Company in February 2015 that they will be proposing terms of a potential settlement, but we are unable to predict the timing or terms of any such proposal. We continue to have follow-up meetings with the SEC and DOJ, most recently meeting with the SEC in June 2016 and with the DOJ in May 2017, and the parties are still discussing the evidence and other factors to help bring this matter to resolution. In our June 2016 meetings with the SEC, the SEC provided us with its current net benefit calculations, but has not indicated whether it will impose additional penalties. In accordance with ASC 450, an amount in respect of this matter has been accrued in the consolidated financial statements during the second quarter of 2016. We are still in discussions with the DOJ to determine what range of penalties the DOJ might propose. Accordingly, we remain unable at this time to reasonably estimate the final amount or ultimate range of any loss, although it is possible that the amount of such additional loss could be material.
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
On September 16, 2015, plaintiff filed reply briefs in support of the motions for class certification. At the request of the parties, on October 30, 2015, the Court entered an order striking plaintiff’s class certification motions without prejudice and striking all upcoming deadlines while the parties negotiated a written settlement agreement. On February 11, 2016, the parties entered into a written settlement term sheet, and on May 16, 2016 the parties executed a settlement agreement, which was subject to Court approval. On May 17, 2016, plaintiff filed an Unopposed Motion for Preliminary Approval of the Class Action Settlement. On August 9, 2016, the Court denied plaintiff’s motion without prejudice and directed the parties to file either a renewed motion for preliminary approval of the class action settlement or a joint status report. On October 14, 2016,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

the parties entered into an amended settlement agreement, which amended some of the non-monetary terms of the agreement. On the same day, plaintiff filed with the Court the amended settlement agreement together with an unopposed renewed motion for preliminary approval of the amended settlement. On December 22, 2016, the Court denied plaintiff’s renewed motion and directed the parties to file either a renewed motion for preliminary approval of the class action settlement or a joint status report within 70 days. On March 2, 2017, the parties entered into a second amended settlement agreement. On the same day, plaintiff filed the second amended settlement agreement together with an unopposed renewed motion for preliminary approval of the second amended settlement. On May 5, 2017, the Court preliminarily certified the class for settlement and approved the settlement, including the settlement amount, subject to certain changes to the settlement’s notice and administration provisions. Plaintiffs have until June 2, 2017 to file supplemental papers addressing the notice and administration issues the Court identified.
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
On March 4, 2014, in response to a direction from the Ohio court, Die-Mension withdrew its original complaint and filed an amended complaint. The amended complaint contains the same substantive allegations as the original complaint, but limits the purported class to small businesses in Ohio that purchased the CreditBuilder product. On March 12, 2014, DBCC agreed to waive service of the amended complaint and on March 13, 2014, the Company agreed to waive service. On May 5, 2014, the Company and DBCC filed a Joint Motion to Transfer the litigation to the Western District of Washington. On June 9, 2014, the Ohio court issued an order granting the Defendants’ Joint Motion to Transfer. On June 22, 2014, the case was transferred to the Western District of Washington. Pursuant to an order entered on December 17, 2014 by the Washington court, this case was coordinated for pre-trial discovery purposes with related cases transferred to the Western District of Washington. On January 6, 2015, the Court entered a stipulation and order setting forth the case management schedule. On January 15, 2015, Defendants filed motions to dismiss the amended complaint. In response, Die-Mension filed a second amended complaint on March 13, 2015. On April 3, 2015, Defendants filed motions to dismiss the second amended complaint, and on May 22, 2015, Die-Mension filed its oppositions to the motions. Defendants filed reply briefs on June 12, 2015. On July 17, 2015, Die-Mension filed motions for class certification against the Company and DBCC. On September 9, 2015, the Washington court entered an order denying the Company’s motion to dismiss, and on September 10, 2015, it entered an order granting DBCC’s motion to dismiss without prejudice. At the request of the parties, on October 30, 2015, the Court entered an order striking plaintiff’s class certification motions without prejudice and striking all upcoming deadlines while the parties negotiated a written settlement agreement. On February 11, 2016, the parties entered into a written settlement term sheet, and on May 16, 2016, the parties executed a settlement agreement, which was subject to Court approval. On May 17, 2016, plaintiff filed an Unopposed Motion for Preliminary Approval of the Class Action Settlement. On August 9, 2016, the Court denied plaintiff’s motion without prejudice and directed the parties to file either a renewed motion for preliminary approval of the class action settlement or a joint status report. On October 14, 2016, the parties entered into an amended settlement agreement, which amended some of the non-monetary terms of the agreement. On the same day, plaintiff filed with the Court the amended settlement agreement together with an unopposed renewed motion for preliminary approval of the amended settlement. On December 22, 2016, the Court denied plaintiff’s renewed motion and directed the parties to file either a renewed motion for preliminary approval of the class action settlement or a joint status report within 70 days. On March 2, 2017, the parties entered into a second amended settlement agreement. On the same day, plaintiff filed the second amended settlement agreement together with an unopposed renewed motion for preliminary approval of the second amended settlement. On May 5, 2017, the Court preliminarily certified the class for settlement and approved the settlement, including the settlement amount, subject to certain changes to the settlement’s notice and administration provisions. Plaintiffs have until June 2, 2017 to file supplemental papers addressing the notice and administration issues the Court identified.
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
On March 31, 2014, the Company agreed to waive service of the complaint and on April 2, 2014, DBCC agreed to waive service. On June 13, 2014, the Company and DBCC filed a Joint Unopposed Motion to Transfer the litigation to the Western District of Washington. On July 2, 2014, the California court granted the Defendants’ Joint Motion to Transfer, and on July 8, 2014, the case was transferred to the Western District of Washington. Pursuant to an order entered on December 17, 2014 by the Washington court, this case was coordinated for pre-trial discovery purposes with related cases transferred to the Western District of Washington. On January 6, 2015, the Court entered a stipulation and order setting forth the case management schedule. On January 15, 2015, Defendants filed motions to dismiss the complaint. In response, plaintiffs filed an amended complaint on March 13, 2015. On April 3, 2015, Defendants filed motions to dismiss the amended complaint, and on May 22, 2015, plaintiffs filed their oppositions to the motions. Defendants filed reply briefs on June 12, 2015. On July 17, 2015, Plaintiffs filed motions for class certification against the Company and DBCC. On September 9, 2015, the Washington court entered an order denying the Company’s motion to dismiss. At the request of the parties, on October 30, 2015, the Court entered an order striking plaintiff’s class certification motions and DBCC’s motion to dismiss without prejudice and striking all upcoming deadlines while the parties negotiated a written settlement agreement. On February 11, 2016, the parties entered into a written settlement term sheet, and on May 16, 2016, the parties executed a settlement agreement, which was subject to Court approval. On May 17, 2016, plaintiffs filed an Unopposed Motion for Preliminary Approval of the Class Action Settlement. On August 9, 2016, the Court denied plaintiffs’ motion without prejudice and directed the parties to file either a renewed motion for preliminary approval of the class action settlement or a joint status report. On October 14, 2016, the parties entered into an amended settlement agreement, which amended some of the non-monetary terms of the agreement. On the same day, plaintiffs filed with the Court the amended settlement agreement together with an unopposed renewed motion for preliminary approval of the amended settlement. On December 22, 2016, the Court denied plaintiffs’ renewed motion and directed the parties to file either a renewed motion for preliminary approval of the class action settlement or a joint status report within 70 days. On March 2, 2017, the parties entered into a second amended settlement agreement. On the same day, plaintiff filed the second amended settlement agreement together with an unopposed renewed motion for preliminary approval of the second amended settlement. On May 5, 2017, the Court preliminarily certified the class for settlement and approved the settlement, including the settlement amount, subject to certain changes to the settlement’s notice and administration provisions. Plaintiffs have until June 2, 2017 to file supplemental papers addressing the notice and administration issues the Court identified.
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
On June 18, 2014, DBCC agreed to waive service of the complaint and on June 26, 2014, the Company agreed to waive service of the complaint. On August 4, 2014, the Company and DBCC filed a Joint Unopposed Motion to Transfer the litigation to the Western District of Washington. On September 8, 2014, the North Carolina court granted the motion to transfer, and on September 9, 2014, the case was transferred to the Western District of Washington. Pursuant to an order entered on December 17, 2014 by the Washington court, this case was coordinated for pre-trial discovery purposes with

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

related cases transferred to the Western District of Washington. On January 6, 2015, the Court entered a stipulation and order setting forth the case management schedule. On January 15, 2015, Defendants filed motions to dismiss the complaint. In response, Flow Sciences filed an amended complaint on March 13, 2015. On April 3, 2015, Defendants filed motions to dismiss the amended complaint, and on May 22, 2015, Flow Science filed its oppositions to the motions. Defendants filed reply briefs on June 12, 2015. On July 17, 2015, Flow Sciences filed motions for class certification against the Company and DBCC. On September 9, 2015, the Washington court entered an order denying the Company’s motion to dismiss and on October 19, 2015, it entered an order denying DBCC’s motion to dismiss. At the request of the parties, on October 30, 2015, the Court entered an order striking plaintiff’s class certification motions without prejudice and striking all upcoming deadlines while the parties negotiated a written settlement agreement. On February 11, 2016, the parties entered into a written settlement term sheet, and on May 16, 2016, the parties executed a settlement agreement, which was subject to Court approval. On May 17, 2016, plaintiff filed an Unopposed Motion for Preliminary Approval of the Class Action Settlement. On August 9, 2016, the Court denied plaintiff’s motion without prejudice and directed the parties to file either a renewed motion for preliminary approval of the class action settlement or a joint status report. On October 14, 2016, the parties entered into an amended settlement agreement, which amended some of the non-monetary terms of the agreement. On the same day, plaintiff filed with the Court the amended settlement agreement together with an unopposed renewed motion for preliminary approval of the amended settlement. On December 22, 2016, the Court denied plaintiff’s renewed motion and directed the parties to file either a renewed motion for preliminary approval of the class action settlement or a joint status report within 70 days. On March 2, 2017, the parties entered into a second amended settlement agreement. On the same day, plaintiff filed the second amended settlement agreement together with an unopposed renewed motion for preliminary approval of the second amended settlement. On May 5, 2017, the Court preliminarily certified the class for settlement and approved the settlement, including the settlement amount, subject to certain changes to the settlement’s notice and administration provisions. Plaintiffs have until June 2, 2017 to file supplemental papers addressing the notice and administration issues the Court identified.
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
On June 26, 2014, the Company agreed to waive service of the complaint, and on July 2, 2014, DBCC agreed to waive service. On July 29, 2014, the Company and DBCC filed a Joint Unopposed Motion to Transfer the litigation to the Western District of Washington. On July 31, 2014, the New Jersey court granted the Defendants’ Joint Motion to Transfer, and the case was transferred to the Western District of Washington on August 20, 2014. Pursuant to an order entered on December 17, 2014 by the Washington court, this case was coordinated for pre-trial discovery purposes with related cases transferred to the Western District of Washington. On January 6, 2015, the Court entered a stipulation and order setting forth the case management schedule. On January 15, 2015, Defendants filed motions to dismiss the complaint. In response, Altaflo filed an amended complaint on March 13, 2015. On April 3, 2015, Defendants filed motions to dismiss the amended complaint, and on May 22, 2015, Altaflo filed its oppositions to the motions. Defendants filed reply briefs on June 12, 2015. On July 17, 2015, Altaflo filed motions for class certification against the Company and DBCC. On September 9, 2015, the Washington court entered an order denying the Company’s motion to dismiss, and on October 19, 2015, it entered an order granting DBCC’s motion to dismiss without prejudice. At the request of the parties, on October 30, 2015, the Court entered an order striking plaintiff’s class certification motions without prejudice and striking all upcoming deadlines while the parties negotiated a written settlement agreement. On February 11, 2016, the parties entered into a written settlement term sheet, and on May 16, 2016, the parties executed a settlement agreement, which was subject to Court approval. On May 17, 2016, plaintiff filed an Unopposed Motion for Preliminary Approval of the Class Action Settlement. On August 9, 2016, the Court denied plaintiff’s motion without prejudice and directed the parties to file either a renewed motion for preliminary approval of the class action settlement or a joint status report. On October 14, 2016, the parties entered into an amended settlement agreement, which amended some of the non-monetary terms of the agreement. On the same day, plaintiff filed with the Court the amended settlement agreement together with an unopposed renewed motion for preliminary approval of the amended settlement. On December 22, 2016, the Court denied plaintiff’s renewed motion and directed the parties to file either a renewed motion for preliminary approval of the class action settlement or a joint status report within 70 days. On March 2, 2017, the parties

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

entered into a second amended settlement agreement. On the same day, plaintiff filed the second amended settlement agreement together with an unopposed renewed motion for preliminary approval of the second amended settlement. On May 5, 2017, the Court preliminarily certified the class for settlement and approved the settlement, including the settlement amount, subject to certain changes to the settlement’s notice and administration provisions. Plaintiffs have until June 2, 2017 to file supplemental papers addressing the notice and administration issues the Court identified.
Our ultimate liability related to this matter is contingent upon our insurance coverage and we do not expect the impact will be material to our financial results (see further discussion of Sentry matter below).
Sentry Insurance, a Mutual Company v. The Dun & Bradstreet Corporation and Dun & Bradstreet, Inc., No. 2:15-cv-01952 (SRC) (D.N.J.)
On March 17, 2015, Sentry Insurance filed a Declaratory Judgment Action in the United States District Court for the District of New Jersey against The Dun & Bradstreet Corporation and Dun & Bradstreet, Inc. (collectively, “Dun & Bradstreet”). The Complaint seeks a judicial declaration that Sentry, which issued a General Commercial Liability insurance policy (the “CGL Policy”), to Dun & Bradstreet, does not have a duty under the CGL Policy to provide Dun & Bradstreet with a defense or indemnification in connection with five putative class action complaints (the “Class Actions”) filed against Dun & Bradstreet and DBCC. Against Dun & Bradstreet, the Class Actions complaints allege negligence, defamation and violations of state laws prohibiting unfair and deceptive practices in connection with DBCC’s marketing and sale of credit monitoring products. Sentry’s Complaint alleges that Dun & Bradstreet is not entitled to a defense or indemnification for any losses it sustains in the Class Actions because the underlying claims in the Class Actions fall within various exceptions in the CGL policy, including exclusions for claims: (i) that arise from Dun and Bradstreet’s provision of “professional services”; (ii) that are based on intentional or fraudulent acts; and (iii) that are based on conduct that took place prior to the beginning of the CGL Policy periods. We do not believe the exclusions are applicable under governing law interpreting similar provisions.
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
On June 30, 2016, Dun & Bradstreet filed a motion to join National Union Fire Insurance Company of Pittsburgh (“National Union”) as an additional party due to National Union’s separate obligations under an errors & omissions policy to indemnify Dun & Bradstreet for its losses in the Class Actions. The motion to join National Union was granted and, on August 2, 2016, Dun & Bradstreet filed a Third Party Complaint. On October 31, 2016, National Union filed its Answer to the Dun & Bradstreet’s Complaint.
A discovery conference with the Court was held on November 16, 2016, and a Joint Discovery Plan was entered by the Court. A discovery status conference with the Court was subsequently held on February 7, 2017. Discovery is now underway, and the parties have entered a discovery confidentiality agreement before proceeding with document productions and interrogatories. The parties have determined not to participate in mediation at this time. A discovery status conference was held on April 27, 2017 and the next discovery status conference is scheduled for June 2, 2017.
Previously, Dun & Bradstreet and National Union had discussed entering into an Interim Funding Agreement, under which National Union would fund Dun & Bradstreet’s share of the settlement amount in the Class Actions (less the policy’s retention), with both Dun & Bradstreet and National Union continuing to reserve their respective rights. The proposed Interim Funding Agreement has not been formally negotiated or finalized at this time.
As discussed above, at the Court’s direction in the O&R Class Actions, the parties in the underlying Class Actions have negotiated amendments to the settlement agreement in the Class Actions and on October 14, 2016, plaintiffs filed a renewed motion seeking preliminary approval of the amended class action settlement. On December 22, 2016, the Court denied that motion without prejudice and directed the parties in the underlying Class Actions to file either a renewed motion for preliminary approval of the class action settlement or a joint status report within 70 days. On March 2, 2017, the parties entered into a second amended settlement agreement. On the same day, plaintiff filed the second amended settlement agreement together with an unopposed renewed motion for preliminary approval of the second amended settlement. On May 5, 2017, the Court preliminarily certified the class for settlement and approved the settlement, including the settlement amount, subject to certain changes to the settlement’s notice and administration provisions. Plaintiffs have until June 2, 2017 to file supplemental papers addressing the notice and administration issues the Court identified.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

Dun & Bradstreet is continuing to investigate the allegations in this matter, and discovery in this action is still in the early stages. In accordance with ASC 450 Contingencies, as no damages are being sought from Dun & Bradstreet, a loss in connection with this matter is not probable, reasonably possible or estimable, and thus no reserve has been established nor has a range of loss been disclosed.
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
During the discovery period, the parties agreed to attempt to settle the dispute through mediation. On June 2, 2016, the parties conducted one day of mediation, and shortly after the mediation, the parties reached an agreement to settle the dispute on a class-wide basis. Since that time the parties have finalized a written settlement agreement and all attendant documents. The Court granted preliminary approval of the class action settlement on September 26, 2016 and, entered an Order conditionally certifying a settlement class, approving the class action settlement and approving the parties’ plan to give notice to class members.
After the close of the claims period, on February 17, 2017, Plaintiff filed an unopposed motion seeking final approval of the class action settlement. On March 20, 2017, the parties appeared before the Court for a hearing on Plaintiff’s motion for final approval. Shortly after the hearing, on March 22, 2017, the Court entered an Order granting Plaintiff’s motion for final approval of the class action settlement. On March 29, 2017, the Court entered a Final Judgement Order by which it dismissed the case with prejudice and without costs, except as provided for in the Court’s Final Approval Order, and terminated the case from the Court’s docket. On April 11, 2017, a class member filed a Notice of Appeal to the U.S. Court of Appeals for the Ninth Circuit, challenging the District Court’s Orders that granted final approval, awarded counsel’s fees and entered a final judgment in the case. On April 21, 2017, the class member filed a motion to voluntarily dismiss its appeal. The Ninth Circuit granted the class member’s motion on May 1, 2017 thereby terminating the proceedings in the appellate court. The appeals deadline has passed. The District Court’s Final Judgment Order is effective and there are no further Court-mandated deadlines or proceedings at this time.
In accordance with ASC 450, a reserve had been accrued by the Company for this matter in the consolidated financial statements during the second quarter of 2016 and no further reserve is necessary. As this matter has concluded, we will no longer report on this matter.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

Note 8 -- Income Taxes
For the three months ended March 31, 2017, our effective tax rate was 33.0% as compared to 26.8% for the three months ended March 31, 2016. The effective tax rate for the three months ended March 31, 2017, was negatively impacted by the non-deductible contingent consideration cost (which is treated as a service-based award for accounting purposes) related to the acquisition of DBCC in 2015 and by lower earnings from non-U.S. jurisdictions with lower tax rates. The effective tax rate for the three months ended March 31, 2016, was positively impacted by an adjustment to the net deferred tax liability related to the net operating loss carryforwards associated with our NetProspex acquisition in 2015. For the period ended March 31, 2017, there are no known changes in our effective tax rate that either have had or that we expect may reasonably have a material impact on our operations or future performance.
The total amount of gross unrecognized tax benefits as of March 31, 2017 was $7.0 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $6.5 million, net of related tax benefits. There was no increase or decrease to our gross uncertain tax positions during the three months ended March 31, 2017. We or one of our subsidiaries file income tax returns in the U.S. federal, and various state, local and foreign jurisdictions. In the U.S. federal jurisdiction, we are no longer subject to examination by the Internal Revenue Service (“IRS") for years prior to 2013. In state and local jurisdictions, with a few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2012. In foreign jurisdictions, with a few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2011.
We recognize accrued interest expense related to unrecognized tax benefits in income tax expense. The total amount of interest expense recognized for the three months ended March 31, 2017 was less than $0.1 million, net of tax benefits, as compared to $0.2 million, net of tax benefits, for the three months ended March 31, 2016. The total amount of accrued interest as of March 31, 2017 was $0.3 million, net of tax benefits, as compared to $0.7 million, net of tax benefits, as of March 31, 2016.
Note 9 -- Pension and Postretirement Benefits
The following table sets forth the components of the net periodic cost (income) associated with our pension plans and our postretirement benefit obligations:

	Pension Plans		Postretirement Benefit Obligations
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2017	2016	2017	2016
Components of Net Periodic Cost (Income):
Service Cost	$0.7	$0.7	$0.2	$0.2
Interest Cost	14.2	15.2	0.1	0.1
Expected Return on Plan Assets	(23.4)	(24.3)	—	—
Amortization of Prior Service Cost (Credit)	0.1	0.1	(0.4)	(0.4)
Recognized Actuarial Loss (Gain)	10.0	9.7	(0.2)	(0.4)
Net Periodic Cost (Income)	$1.6	$1.4	$(0.3)	$(0.5)
We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 that we expected to contribute approximately $29 million to our U.S. Non-Qualified plans and non-U.S. pension plans and approximately $2 million to our postretirement benefit plan for the year ended December 31, 2017. As of March 31, 2017, we have made contributions to our U.S. Non-Qualified and non-U.S. pension plans of $6.7 million and we have made contributions of $0.5 million to our postretirement benefit plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

Note 10 -- Segment Information

The operating segments reported below are our segments for which separate financial information is available and upon which operating results are evaluated by management on a timely basis to assess performance and to allocate resources.
We manage and report our business through two segments:

•	Americas, which consists of our operations in the U.S., Canada, and our Latin America Worldwide Network (we divested our Latin America operations in September 2016); and

•
Non-Americas, which consists of our operations in the U.K., Greater China, India and our European and Asia Pacific Worldwide Network (we divested our operations in Benelux in November 2016 and our Australian operations in June 2015).

Our customer solution sets are D&B Risk Management Solutions™ and D&B Sales & Marketing Solutions™. Inter-segment sales are immaterial, and no single customer accounted for 10% or more of our total revenue. For management reporting purposes, we evaluate business segment performance before intercompany transactions and restructuring charges, as well as certain other costs, because these charges are not considered as part of our ongoing income or expenses and may have a disproportionate positive or negative impact on the results of our ongoing underlying business.

	For the Three Months Ended March 31,
	2017	2016
Revenue:
Americas	$314.5	$307.0
Non-Americas	67.0	68.0
Consolidated Total	$381.5	$375.0
Operating Income (Loss):
Americas	$56.7	$69.6
Non-Americas	18.8	13.0
Total Segments	75.5	82.6
Corporate and Other (1)	(34.6)	(29.4)
Consolidated Total	40.9	53.2
Non-Operating Income (Expense) - Net (2)	(16.0)	(12.2)
Income (Loss) Before Provision for Income Taxes and Equity in Net Income of Affiliates	$24.9	$41.0

(1)	The following table summarizes “Corporate and Other:”

	For the Three Months Ended March 31,
	2017	2016
Corporate Costs	$(21.5)	$(19.1)
Restructuring Expense	(9.0)	(9.7)
Acquisition-Related Costs (a)	(3.8)	—
Legal and Other Professional Fees and Shut-Down Costs Related to Matters in China	(0.3)	(0.6)
Total Corporate and Other	$(34.6)	$(29.4)

(a) The acquisition-related costs (e.g., banker's fees) for the three months ended March 31, 2017 were primarily related to the acquisition of Avention. See Note 13 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

(2)	The following table summarizes “Non-Operating Income (Expense) - Net:”

	For the Three Months Ended March 31,
	2017	2016
Interest Income	$0.4	$0.5
Interest Expense	(14.6)	(13.5)
Other Income (Expense) - Net (a)	(1.8)	0.8
Non-Operating Income (Expense) - Net	$(16.0)	$(12.2)

(a) The increase in Other Expense - Net for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016, was primarily due to an additional loss for the divestiture of the Benelux businesses related to a working capital adjustment in the first quarter of 2017, as well as income from the sale of a state tax credit in the prior year period that did not recur in the current year period.

Supplemental Geographic and Customer Solution Set Information:

	For the Three Months Ended March 31,
	2017	2016
Customer Solution Set Revenue:
Americas:
Risk Management Solutions	$182.0	$177.8
Sales & Marketing Solutions	132.5	129.2
Total Americas Revenue	$314.5	$307.0

Non-Americas:
Risk Management Solutions	$54.4	$56.6
Sales & Marketing Solutions	12.6	11.4
Total Non-Americas Revenue	$67.0	$68.0

Consolidated Total:
Risk Management Solutions	$236.4	$234.4
Sales & Marketing Solutions	145.1	140.6
Consolidated Total Revenue	$381.5	$375.0

	At March 31, 2017	At December 31, 2016
Assets:
Americas (3)	$1,489.5	$1,432.6
Non-Americas (4)	590.8	555.9
Total Segments	2,080.3	1,988.5
Corporate and Other (5)	199.0	220.7
Consolidated Total	$2,279.3	$2,209.2
Goodwill:
Americas	$663.5	$550.6
Non-Americas	101.5	101.3
Consolidated Total (6)	$765.0	$651.9

(3)
Total assets in the Americas segment at March 31, 2017 increased by $56.9 million compared to December 31, 2016, primarily due to the acquisition of Avention in the first quarter of 2017 (See Note 13 to our unaudited consolidated

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

financial statements included in this Quarterly Report on Form 10-Q), partially offset by a decrease in accounts receivable resulting from the cyclical sales pattern of our Americas business.

(4)
Total assets in the Non-Americas segment at March 31, 2017 increased by $34.9 million compared to December 31, 2016, primarily driven by a net increase in cash as a result of the cyclical pattern of collections in the segment, partially offset with the negative impact of foreign currency translation.

(5)
Total assets in Corporate and Other at March 31, 2017 decreased by $21.7 million compared to December 31, 2016, primarily driven by a decrease in net deferred tax assets due to the acquisition of Avention and a net decrease in cash.

(6)	Goodwill increased by $113.1 million at March 31, 2017 compared to December 31, 2016, primarily as the result of the acquisition of Avention in the first quarter of 2017.
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
By their nature, all such instruments involve risk, including the credit risk of non-performance by counterparties. However, at March 31, 2017 and December 31, 2016, there was no significant risk of loss in the event of non-performance of the counterparties to these financial instruments. We control our exposure to credit risk through monitoring procedures.
Our trade receivables do not represent a significant concentration of credit risk at March 31, 2017 and December 31, 2016, because we sell to a large number of customers in different geographical locations and industries.
Interest Rate Risk Management
Our objective in managing our exposure to interest rates is to limit the impact of interest rate changes on our earnings, cash flows and financial position, and to lower our overall borrowing costs. To achieve these objectives, we maintain a policy that floating-rate debt be managed within a minimum and maximum range of our total debt exposure. To manage our exposure and limit volatility, we may use fixed-rate debt, floating-rate debt and/or interest rate swaps. We recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. As of March 31, 2017 and December 31, 2016, we did not have any interest rate derivatives outstanding.
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
As of March 31, 2017 and December 31, 2016, the notional amounts of our foreign exchange contracts were $246.7 million and $280.1 million, respectively.
Fair Values of Derivative Instruments in the Consolidated Balance Sheet

	Asset Derivatives				Liability Derivatives
	March 31, 2017		December 31, 2016		March 31, 2017		December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other Current Assets	$1.5	Other Current Assets	$1.5	Other Accrued & Current Liabilities	$0.8	Other Accrued & Current Liabilities	$1.4
Total derivatives not designated as hedging instruments		$1.5		$1.5		$0.8		$1.4
Total Derivatives		$1.5		$1.5		$0.8		$1.4
Our foreign exchange forward contracts are not designated as hedging instruments under authoritative guidance.
The Effect of Derivative Instruments on the Consolidated Statement of Operations and Comprehensive Income (Loss)

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		For the Three Months Ended March 31,
		2017	2016
Foreign exchange forward contracts	Non-Operating Income (Expenses) – Net	$1.6	$0.6
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
The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value. Level inputs, as defined by authoritative guidance, are as follows:

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
The following table summarizes fair value measurements by level at March 31, 2017 for assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Balance at March 31, 2017
Assets:
Cash Equivalents (1)	$211.6	$—	$—	$211.6
Other Current Assets:
Foreign Exchange Forwards (2)	$—	$1.5	$—	$1.5
Liabilities:
Other Accrued and Current Liabilities:
Foreign Exchange Forwards (2)	$—	$0.8	$—	$0.8

(1)	Cash equivalents represents fair value as it consists of highly liquid investments with an initial term from the date of purchase by the Company to maturity of three months or less.

(2)	Primarily represents foreign currency forward contracts. Fair value is determined utilizing a market approach and considers a factor for nonperformance in the valuation.
There were no transfers between Levels 1 and 2 for the three months ended March 31, 2017. There were no transfers in or transfers out of Level 3 in the fair value hierarchy for the three months ended March 31, 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

The following table summarizes fair value measurements by level at December 31, 2016 for assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Balance at December 31, 2016
Assets:
Cash Equivalents (1)	$238.3	$—	$—	$238.3
Other Current Assets:
Foreign Exchange Forwards (2)	$—	$1.5	$—	$1.5
Liabilities:
Other Accrued and Current Liabilities:
Foreign Exchange Forwards (2)	$—	$1.4	$—	$1.4
Contingent Consideration (3)	$—	$—	$—	$—
Other Non-Current Liabilities:
Contingent Consideration (3)	$—	$—	$—	$—

(1)	Cash equivalents represents fair value as it consists of highly liquid investments with an initial term from the date of purchase by the Company to maturity of three months or less.

(2)	Primarily represents foreign currency forward contracts. Fair value is determined utilizing a market approach and considers a factor for nonperformance in the valuation.

(3)
Relates to our contingent consideration liability associated with the acquisition of DBCC in the second quarter of 2015. In October 2016, there was an amendment to the Earnout Agreement, replacing it with a service-based award. As a result, in the fourth quarter of 2016, we reversed the balance of the contingent consideration liability of $9.1 million and accrued $14.0 million related to the service-based award associated with 2016. Both adjustments were reflected in “Operating Costs” in our Americas segment in the fourth quarter of 2016. See Note 18 to the consolidated financial statements included in our Annual Report on Form 10-K for further detail.

There were no transfers between Levels 1 and 2 for the year ended December 31, 2016. There were no transfers in or transfers out of Level 3 in the fair value hierarchy for the year ended December 31, 2016.
At March 31, 2017 and December 31, 2016, the fair value of cash and cash equivalents, accounts receivable, other receivables and accounts payable approximated carrying value due to the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on valuation models using discounted cash flow methodologies with market data inputs from globally recognized data providers and third-party quotes from major financial institutions (categorized as Level II in the fair value hierarchy), are as follows:

	Balance at
	March 31, 2017		December 31, 2016
	Carrying Amount (Asset) Liability	Fair Value (Asset) Liability	Carrying Amount (Asset) Liability	Fair Value (Asset) Liability
Short-term and Long-term Debt	$1,044.0	$1,076.1	$1,043.5	$1,063.1
Revolving Credit Facility	$294.4	$294.5	$199.8	$200.2
Term Loan Facility	$368.8	$377.0	$373.7	$383.6
Items Measured at Fair Value on a Nonrecurring Basis
In addition to assets and liabilities that are recorded at fair value on a recurring basis, we are required to record assets and liabilities at fair value on a nonrecurring basis as required by GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges.
During the three months ended March 31, 2017 and 2016, we did not measure any assets or liabilities at fair value on a nonrecurring basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

Note 12 --	Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (“AOCI”) as of March 31, 2017 and 2016:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Total
Balance, December 31, 2015	$(291.7)	$(673.8)	$(965.5)
Other Comprehensive Income Before Reclassifications	(22.0)	—	(22.0)
Amounts Reclassified From Accumulated Other Comprehensive Income, net of tax	—	5.8	5.8
Balance, March 31, 2016	$(313.7)	$(668.0)	$(981.7)

Balance, December 31, 2016	$(266.2)	$(683.4)	$(949.6)
Other Comprehensive Income Before Reclassifications	(0.7)	—	(0.7)
Amounts Reclassified From Accumulated Other Comprehensive Income, net of tax	—	6.2	6.2
Balance, March 31, 2017	$(266.9)	$(677.2)	$(944.1)
The following table summarizes the reclassifications out of AOCI as of March 31, 2017 and 2016:

Details About Accumulated Other Comprehensive Income Components	Affected Line Item in the Statement Where Net Income is Presented	Amount Reclassified from Accumulated Other Comprehensive Income
		Three Months Ended March 31,
		2017	2016
Defined Benefit Pension Plans:
Amortization of Prior Service Costs	Selling and Administrative Expenses	$(0.2)	$(0.2)
	Operating Expenses	(0.1)	(0.1)
Amortization of Actuarial Gain/Loss	Selling and Administrative Expenses	6.3	6.2
	Operating Expenses	3.5	3.1
Total Before Tax		9.5	9.0
Tax (Expense) or Benefit		(3.3)	(3.2)
Total After Tax		$6.2	$5.8

Total Reclassifications for the Period, Net of Tax		$6.2	$5.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

Note 13 -- Acquisition
Avention, Inc.
On January 9, 2017, we acquired a 100% equity interest in Avention. Avention is a Massachusetts-based company that provides organizations with a deeper understanding of company, contact and market data, delivered through a robust technology platform. As a result of the acquisition, the combined capability of our data and Avention’s technology positions Dun & Bradstreet as a leader in the sales acceleration market. The results of Avention have been included in our unaudited consolidated financial statements since the date of acquisition.
The acquisition was accounted for in accordance with ASC 805 “Business Combinations.” The acquisition was valued at $150 million, net of cash acquired. Transaction costs of $4.1 million were included in Selling and Administrative Expenses in the unaudited consolidated statement of operations and comprehensive income (loss). The acquisition was accounted for as a purchase transaction, and accordingly, the assets and liabilities of the acquired entity were recorded at their estimated fair values at the date of the acquisition.
The table below reflects the purchase price related to the acquisition and the resulting purchase allocation:

	Amortization Life (years)	Preliminary Purchase Price Allocation at March 31, 2017
Cash		$4.2
Accounts Receivable		13.6
Other Current Assets		2.3
Total Current Assets		$20.1
Intangible Assets:
Customer Relationships	10 to 12	31.2
Technology	6	15.8
Backlog	2	5.8
Goodwill	Indefinite	112.8
Other		5.3
Total Assets Acquired		$191.0

Deferred Revenue		$23.3
Deferred Tax Liability		7.7
Other Liabilities		5.8
Total Liabilities Assumed		$36.8
Total Purchase Price		154.2
Less:
Cash Assumed		(4.2)
Net Cash Consideration		$150.0
The fair value of the customer relationships and backlog intangible assets were determined by applying the income approach through a discounted cash flow analysis, specifically a multi-period excess earnings method. The valuation was based on the present value of the net earnings, or after-tax cash flows attributable to the measured assets.
The technology intangible asset represents Avention’s data service platform to deliver customer services and solutions. The fair value of this intangible asset was determined by applying the income approach; specifically, a relief-from-royalty method.
The fair value of the deferred revenue was determined based on estimated direct costs to fulfill the related obligations, plus a reasonable profit margin based on selected peer companies’ margins as a benchmark.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

We believe that the information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed. But, if facts and circumstances arise that necessitate change, we will adjust the associated fair values. Thus, the provisional measurements of fair value set forth above may be subject to further change. The purchase accounting has not been completed primarily because the allocation of goodwill and intangible assets between domestic and international reporting units and the related deferred income taxes have not been finalized. We expect to complete the purchase accounting process as soon as practicable but no later than one year from the acquisition date.
The value of the goodwill is primarily related to Avention’s capability associated with product development which provides potential growth opportunity in the Sales Acceleration space. In addition, we expect cost synergies as a result of the acquisition. The intangible assets, with useful lives from 2 to 12 years, are being amortized over a weighted-average useful life of 8.6 years utilizing a straight-line method, which approximates the timing of the benefits derived. The intangibles have been recorded within Other Intangibles in our unaudited consolidated balance sheet since the date of acquisition.
Tax Treatment of Goodwill
The goodwill acquired is not deductible for tax purposes.
Unaudited Pro Forma Financial Information
The following unaudited pro forma statements of operations data presents the combined results of Dun & Bradstreet and Avention, assuming that the acquisition had occurred on January 1, 2016.

	Three Months Ended March 31,
	2017	2016
Reported GAAP Revenue (1)	$381.5	$375.0
Add: Avention Preacquisition Revenue	—	14.6
Add: Deferred Revenue Fair Value Adjustment	$2.3	$(2.3)
Pro Forma Revenue	$383.8	$387.3

Reported GAAP Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders (2)	$15.5	$30.0

Pro Forma Adjustments - Net of Income Tax:
Preacquisition Net Income (Losses)	—	(2.3)
Deferred Revenue Fair Value Adjustment	1.4	(1.4)
Amortization for Intangible Assets	—	(1.3)
Acquisition-Related Costs	2.8	(2.8)
Pro Forma Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders	$19.7	$22.2

(1)
Reported GAAP revenue includes revenue from Avention since the acquisition date of $11.6 million for the three months ended March 31, 2017, net of the impact of the deferred revenue fair value adjustment of $2.3 million.

(2)
Reported GAAP Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders includes net loss from Avention since the acquisition date of $1.7 million for the three months ended March 31, 2017.

Note 14 -- Divestitures and Discontinued Operations
Divestitures
As part of our growth strategy, we decided to shift our businesses in Latin America and Benelux to a Worldwide Network partner model. On August 1, 2016, our Board approved the divestiture of our domestic operations in Latin America and Benelux. As a result, we entered into a definitive agreement with CB Alliance to sell our Latin America businesses, and a separate definitive agreement to sell our Benelux businesses to Banque Populaire Developpement. Subsequent to the signing of the definitive agreement, but prior to the closing, CB Alliance assigned its rights and obligations under the definitive agreement to its affiliates Amerigo Alliance AG (“Amerigo”) and Jade Green Investments, Inc. In addition, subsequent to the signing of the definitive agreement, but prior to the closing, Banque Populaire Developpement assigned its rights and obligations under the definitive agreement to its affiliate Altares B.V. Both transactions also include long-term commercial arrangements where we will receive future cash payments primarily for our global data, brand licensing and technology services. These commercial

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

agreements also provide us access to the domestic data in the Benelux and Latin America territories. Both transactions were closed in the fourth quarter of 2016 with the completion of the Latin America divestiture on September 30, 2016 and the Benelux divestiture on November 7, 2016. Our subsidiaries outside the U.S. and Canada reflect a year-end of November 30.
Latin America
The sale was valued at $11 million, for which we received a five-year note with an interest rate of 2% per annum. We recorded a total pre-tax loss of $18.4 million in connection with the sale of the Latin America businesses for the year ended December 31, 2016. The loss was primarily attributable to the release of a cumulative foreign currency translation loss of $16.6 million. We also recognized a liability of $1.8 million related to our contingent liability to reimburse the purchasers for certain future severance payments and other employee benefit payments related to our former employees transferred to the buyer as part of the divestiture transaction. The liability was established based on our estimate of the probable outcome of the related contingent events. Our businesses in Latin America were historically included in our Americas segment. Transaction costs associated with the divestiture were $4.4 million, of which $4.3 million has been paid as of December 31, 2016 and included as “Cash Flows from Investing Activities” in our Consolidated Statements of Cash Flows for the year ended December 31, 2016.
The assets and liabilities in the Latin America businesses on the disposal date were as follows:

At Disposal Date
Cash and Cash Equivalents	$1.7
Accounts Receivable	0.6
Other Current Assets	0.4
Goodwill	5.5
Other Long-Term Assets	2.0
Total Assets	$10.2
Accrued and Other Current Liabilities	$1.7
Deferred Revenue	1.6
Other Long-Term Liabilities	0.3
Total Liabilities	$3.6
In connection with the divestiture, we also entered into a commercial service agreement with the initial term of eight years through 2024. The agreement is renewable subject to certain terms and conditions. Under the agreement, Amerigo will act as the exclusive distributor of our products and services in the Latin American territory, and we will act as the exclusive data distributor of Amerigo outside the Latin American territory. As part of this commercial service agreement, we also entered into a trademark license agreement and technology services agreement with the same term as the commercial service agreement.  We expect to receive total payments of approximately $36 million under these agreements during the initial eight-year period.
Benelux
The sale was valued at $27 million, net of a working capital adjustment of $0.9 million. In November 2016, we received proceeds, net of divested cash, of $24 million and estimated a working capital adjustment of $0.2 million payable to the buyer. In the first quarter of 2017, we have finalized the working capital adjustment and made a payment of $0.9 million to the buyer. As a result, we recorded an additional pre-tax loss of $0.7 million for the sale of the Benelux businesses in the first quarter of 2017. For the year ended December 31, 2016, we recorded a total pre-tax loss of $76.7 million related to the divestiture of the Benelux businesses. The loss was primarily attributable to the release of a cumulative foreign currency translation loss of $72.9 million. We also recognized a liability of $0.8 million related to our contingent liability to reimburse Altares B.V. for certain future severance payments to our former employees transferred to the buyer as part of the divestiture transaction. The liability was established based on our estimate of the probable outcome of the related contingent events. Our businesses in Benelux were historically included in our Non-Americas segment. Transaction costs associated with the divestiture were $5.0 million, which were paid as of December 31, 2016 and included as “Cash Flows from Investing Activities” in our Consolidated Statements of Cash Flows for the year ended December 31, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

The assets and liabilities in the Benelux businesses on the disposal date were as follows:

At Disposal Date
Cash and Cash Equivalents	$3.7
Accounts Receivable	12.4
Other Current Assets	0.8
Goodwill	31.4
Other Long-Term Assets	0.8
Total Assets	$49.1
Accrued and Other Current Liabilities	$5.3
Deferred Revenue	18.0
Other Long-Term Liabilities	—
Total Liabilities	$23.3
In connection with the divestiture, we also entered into a commercial service agreement with the initial term of ten years through 2026. The agreement is renewable subject to certain terms and conditions. Under the agreement, Altares B.V., will act as the exclusive distributor of our products and services in the Benelux territory, and we will act as the exclusive data distributor of Altares B.V. outside the Benelux territory. As part of this commercial service agreement, we also entered into a trademark license agreement and technology services agreement with the same term as the commercial service agreement. We expect to receive total payments of approximately $252 million under these agreements during the initial ten-year period.
Discontinued Operations
As part of our growth strategy, we decided to shift our business in Australia and New Zealand (“ANZ”) to a Worldwide Network partner model. On June 12, 2015, we entered into an agreement with Archer Capital (“Archer”) to sell our business in ANZ. The transaction was completed on June 30, 2015, or the third quarter of 2015. In accordance with ASC 205-20, “Discontinued Operations,” if a disposal of a business represents a strategic shift that has a major effect on an entity’s operations and financial results, the disposal transaction should be reported in discontinued operations. Accordingly, we have reclassified the historical financial results of the ANZ business as discontinued operations.
The sale was initially valued at $169.8 million, of which we received proceeds of $159.7 million, inclusive of a working capital adjustment of $0.7 million. The remaining proceeds of $10.1 million were being held in an escrow account until the resolution of certain contingent events as defined in the Share Sale Agreement. Under the agreement the escrow funds may be used to reimburse certain future costs incurred by Archer related to data supplier arrangements and specified technology and data operation infrastructure upgrades over the next three years since the disposal date. A reserve was established based on our estimate of the probable outcome of the contingent events discussed above. At December 31, 2016, we did not expect to receive any payment from the escrow fund and had a reserve of $10.1 million. In March 2017, there was an amendment to the Share Sale Agreement eliminating the escrow requirements. In addition, during the first quarter of 2017 we recorded a loss on the disposal of business of $0.8 million, resulting from a settlement payment associated with Archer’s warranty claim. Our business in ANZ was historically recorded in our Non-Americas segment.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

Note 15 -- Goodwill and Other Intangibles
Computer Software and Goodwill:

	Computer Software	Goodwill
December 31, 2016	$108.1	$651.9
Acquisitions (1)	0.6	112.8
Additions at Cost (2)	12.7	—
Amortization	(7.7)	—
Other (3)	(0.1)	0.3
March 31, 2017	$113.6	$765.0

(1)	Computer Software and Goodwill - Related to the acquisition of Avention. See Note 13 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

(2)	Computer Software - Primarily due to software-related enhancements on products and the purchase of third party licenses.

(3)	Computer Software and Goodwill - Primarily due to the impact of foreign currency fluctuations.
Other Intangibles:

	Customer Relationships	Other Definite-Lived Intangibles	Other Indefinite-Lived Intangibles	Total
December 31, 2016 (4)	$74.6	$63.1	$158.4	$296.1
Acquisitions (5)	31.2	21.6	—	52.8
Additions at Cost	—	—	—	—
Amortization	(3.7)	(4.5)	—	(8.2)
Other	0.1	—	—	0.1
March 31, 2017 (4)	$102.2	$80.2	$158.4	$340.8

(4)	Customer Relationships - Net of accumulated amortization of $28.8 million and $25.1 million as of March 31, 2017 and December 31, 2016, respectively.
Other Definite-Lived Intangibles - Net of accumulated amortization of $95.4 million and $91.2 million as of March 31, 2017 and December 31, 2016, respectively.

(5)
Customer Relationships and Other Definite-Lived Intangibles - Related to the acquisition of Avention. See Note 13 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Note 16 -- Contractual Obligations
Convergys Customer Management Group
We currently have outsourcing agreements with Convergys Customer Management Group (“CCMG”) through December 2022 related to our customer contact center solution. The primary scope of the agreement includes the following services for our North America business: (i) Inbound Customer Service, which principally involves the receipt of, response to and resolution of inquiries received from customers; (ii) Outbound Customer Service, which principally involves the collection, compilation and verification of information contained in our databases; and (iii) Data Update Service, which principally involves the bulk or discrete updates to the critical data elements about companies in our databases.
In March 2017, we notified CCMG of our decision to discontinue certain services under the outsourcing agreements primarily related to the Inbound Customer Service function effective September 2017, resulting in a reduction of service commitment of approximately $19 million. At March 31, 2017, total expected payments to CCMG over the remaining terms of the above contracts will aggregate to approximately $70 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

The agreements specify service level commitments required of CCMG for achievement of our customer satisfaction targets and our overall satisfaction. The agreements also specify a methodology for calculating credits to us if CCMG fails to meet certain service levels.
We have updated the following table as of March 31, 2017 to reflect the reduction in services:

Contractual Obligations	2017	2018	2019	2020	2021	Thereafter	Total
Obligations to Outsourcers	$138.5	$76.7	$45.3	$36.3	$29.8	$12.4	$339.0

Note 17 -- Subsequent Events
Dividend Declaration
In May 2017, the Board of Directors approved the declaration of a dividend of $0.5025 per share of common stock for the second quarter of 2017. This cash dividend will be payable on June 9, 2017 to shareholders of record at the close of business on May 24, 2017.

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
Dun & Bradstreet® is the world’s leading source of commercial data, analytics and insight on businesses. Our global commercial database as of March 31, 2017 contained approximately 265 million business records. We transform commercial data into valuable insight which is the foundation of our global solutions that customers rely on to make critical business decisions.
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
We may from time to time use the term sales, which we define as the annual value of committed customer contracts. This term is often referred to as bookings or commitments by other companies.

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
We report and monitor our revenue performance as Risk Management Solutions and Sales & Marketing Solutions. Within Risk Management Solutions, we monitor the performance as Trade Credit and Other Enterprise Risk Management. Trade Credit represents our commercial credit products such as D&B Credit Suite (which includes DNBi® and D&B Credit solutions), and “Other Trade Credit” solutions, which are products and services used to manage credit risk and support our customers’ internal credit risk decisioning process. Other Enterprise Risk Management includes all of our remaining Risk Management products, such as our compliance, supply chain, credit on self and D&B Direct risk solutions. Effective January 1, 2017, we began managing and reporting our Sales and Marketing Solutions as Sales Acceleration and Advanced Marketing Solutions (newly defined). Sales Acceleration includes solutions designed to align sales and marketing teams around the same refined and inter-connected information (data that is current, tied to buying signals, and delivered with context) to shorten sales cycles, increase win rates, and accelerate revenue growth more quickly. Our customers want to target more intelligently to enhance sales productivity; that is to know who they are selling to, what their customers might be buying, how things are changing at their customers’ companies, where their customers have purchased before, and how to most efficiently engage with them. We provide these solutions through applications such as D&B Hoovers, as well as direct access to our contact data. Advanced Marketing Solutions (newly defined) consists of our Master Data solutions, which enable our customers to integrate and organize data to create a single view of customers and prospects, enrich data, continuously manage data quality and link company identity and hierarchy. It also consists of new use cases such as Audience Solutions, which uses data and analytics to fuel enhanced programmatic targeting and web visitor intelligence.
We also evaluate our business and provide the following supplemental revenue metrics. For Trade Credit, we further provide revenue for the D&B Credit Suite and Other Trade Credit. Prior to January 1, 2017, the D&B Credit Suite was referred to as DNBi®. Also effective January 1, 2017, we began providing a new revenue metric called D&B Hoovers Suite. This new metric encompasses our legacy Hoover’s product, our new D&B Hoovers product, our Salesforce alliance revenue through data.com and our Avention, Inc. (“Avention”) product portfolio.
Management believes that these measures provide further insight into our performance and the growth of our business.
We no longer report our Sales and Marketing Solutions as Traditional Prospecting Solutions or using the prior definition of Advanced Marketing Solutions and we no longer report our total revenue on a Direct or Alliances & Partners basis.
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
See “Results of Operations” below for a discussion of our results reported on a GAAP basis.

Overview
We manage and report our business through the following two segments:

•	Americas, which consists of our operations in the United States (“U.S.”), Canada, and our Latin America Worldwide Network (we divested our Latin America operations in September 2016); and

•
Non-Americas, which consists of our operations in the United Kingdom (“U.K.”), Greater China, India and our European and Asia Pacific Worldwide Networks (we divested our operations in both the Netherlands and Belgium (“Benelux”) in November 2016 and our Australian operations in June 2015).

The financial statements of our subsidiaries outside of the U.S. and Canada reflect results for the three months ended February 28 in order to facilitate the timely reporting of the unaudited consolidated financial results and unaudited consolidated financial position.
The following table presents the contribution by segment to revenue:

	For the Three Months Ended March 31,
	2017	2016
Revenue:
Americas	82%	82%
Non-Americas	18%	18%
The following table presents contributions by customer solution set to revenue:

	For the Three Months Ended March 31,
	2017	2016
Revenue by Customer Solution Set:
Risk Management Solutions	62%	63%
Sales & Marketing Solutions	38%	37%
Our customer solution sets are discussed in greater detail in “Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2016 and "How We Manage Our Business" included in Item 2. of this Quarterly Report on Form 10-Q.
Critical Accounting Policies and Estimates
In preparing the unaudited consolidated financial statements and accounting for the underlying transactions and balances reflected therein, we have applied the critical accounting policies described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2016.
Recently Issued Accounting Standards
See Note 2 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for disclosure of the impact that recent accounting pronouncements may have on the unaudited consolidated financial statements.
Results of Operations
The following discussion and analysis of our financial condition and results of operations are based upon the unaudited consolidated financial statements and should be read in conjunction with the unaudited consolidated financial statements and related notes set forth in Item 1. of this Quarterly Report on Form 10-Q and the audited financial statements and related notes set forth in Item 8. of our Annual Report on Form 10-K for the year ended December 31, 2016, all of which have been prepared in accordance with GAAP.

Consolidated Revenue
The following table presents our total revenue by segment:

	For the Three Months Ended March 31,
	2017	2016
	(Amounts in millions)
Revenue:
Americas	$314.5	$307.0
Non-Americas	67.0	68.0
Total Revenue	$381.5	$375.0
The following table presents our total revenue by customer solution set:

	For the Three Months Ended March 31,
	2017	2016
	(Amounts in millions)
Revenue:
Risk Management Solutions	$236.4	$234.4
Sales & Marketing Solutions	145.1	140.6
Total Revenue	$381.5	$375.0
Three Months Ended March 31, 2017 vs. Three Months Ended March 31, 2016
Total revenue increased $6.5 million, or 2% (3% increase before the effect of foreign exchange), for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The increase in total revenue was driven by an increase in Americas total revenue of $7.5 million, or 2% (both after and before the effect of foreign exchange), partially offset by a decrease in Non-Americas total revenue of $1.0 million, or 1% (4% increase before the effect of foreign exchange).
We acquired a 100% equity interest in Avention during the first quarter of 2017 and a 100% equity interest in Dun & Bradstreet Credibility Corp (“DBCC”) during the second quarter of 2015. The impact of the deferred revenue fair value adjustment was a reduction to revenue of $2.3 million and $2.6 million for the three months ended March 31, 2017 and 2016, respectively. See Note 13 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further details on the Avention acquisition.
The increase in total revenue was primarily due to:

•	Increased revenue associated with the acquisition of Avention in the first quarter of 2017;

partially offset by:

•	Decreased revenue associated with our legacy Trade Credit products and legacy Hoover's subscription plans primarily due to a decline in sales in prior quarters; and

•	The negative impact of foreign exchange.

Customer Solution Sets
On a customer solution set basis, total revenue reflects:

•
A $2.0 million, or 1% increase (2% increase before the effect of foreign exchange), in Risk Management Solutions. The increase was driven by an increase in revenue in Americas of $4.2 million, or 2% (both after and before the effect of foreign exchange), partially offset by a decrease in revenue in Non-Americas of $2.2 million, or 4% (1% increase before the effect of foreign exchange); and

•
A $4.5 million, or 3% increase (4% increase before the effect of foreign exchange), in Sales & Marketing Solutions. The increase was driven by an increase in revenue in Americas of $3.3 million, or 3% (2% increase before the effect of foreign exchange) and an increase in Non-Americas of $1.2 million, or 10% (18% increase before the effect of foreign exchange).

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
During the three months ended March 31, 2017, we incurred $0.3 million of legal and other professional fees related to matters in China as compared to $0.6 million of legal and other professional fees related to matters in China for the three months ended March 31, 2016.
As our investigation and our discussions with both the SEC and DOJ are ongoing, we cannot yet predict the ultimate outcome of the matter or its ultimate impact on our business, financial condition or results of operations. Based on our discussions with the SEC and DOJ, including indications from the SEC of its estimate of the amount of net benefit potentially earned by the Company as a result of the challenged activities, we continue to believe that it is probable that the Company will incur a loss related to the government’s investigation. The DOJ also advised the Company in February 2015 that they will be proposing terms of a potential settlement, but we are unable to predict the timing or terms of any such proposal. We continue to have follow-up meetings with the SEC and DOJ, most recently meeting with the SEC in June 2016 and with the DOJ in May 2017, and the parties are still discussing the evidence and other factors to help bring this matter to resolution. In our June 2016 meetings with the SEC, the SEC provided us with its current net benefit calculations, but has not indicated whether it will impose additional penalties. In accordance with ASC 450, an amount in respect of this matter has been accrued in the consolidated financial statements during the second quarter of 2016. We are still in discussions with the DOJ to determine what range of penalties the DOJ might propose. Accordingly, we remain unable at this time to reasonably estimate the final amount or ultimate range of any loss, although it is possible that the amount of such additional loss could be material.

Consolidated Operating Costs
The following table presents our consolidated operating costs and operating income for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,
	2017	2016
	(Amounts in millions)
Operating Expenses	$142.0	$132.4
Selling and Administrative Expenses	170.7	163.3
Depreciation and Amortization	18.9	16.4
Restructuring Charge	9.0	9.7
Operating Costs	$340.6	$321.8
Operating Income	$40.9	$53.2
Operating Expenses
Three Months Ended March 31, 2017 vs. Three Months Ended March 31, 2016
Operating expenses increased $9.6 million, or 7%, for the three months ended March 31, 2017, compared to the three months ended March 31, 2016. The increase was primarily due to the following:

•	Increased costs as a result of the acquisition of Avention during the first quarter of 2017; and

•	Increased data, technology and compensation costs as a result of investments in our strategy;
partially offset by:

•	Lower costs as a result of the divestiture of our Benelux operations during the fourth quarter of 2016.
Selling and Administrative Expenses
Three Months Ended March 31, 2017 vs. Three Months Ended March 31, 2016
Selling and administrative expenses increased $7.4 million, or 5%, for the three months ended March 31, 2017, compared to the three months ended March 31, 2016. The increase was primarily due to:

•	Increased costs as a result of the acquisition of Avention during the first quarter of 2017; and

•	Increased compensation costs as a result of investments in our strategy;
partially offset by:

•	Lower costs as a result of the divestiture of our Benelux operations during the fourth quarter of 2016.

Matters Impacting Both Operating Expenses and Selling and Administrative Expenses
Pension, Postretirement and 401(k) Plan
We had net pension cost of $1.6 million and $1.4 million for the three months ended March 31, 2017 and 2016, respectively. The net pension cost in 2017 was negatively impacted by a lower expected return on plan assets driven by a lower long-term rate of return assumption at January 1, 2017 for our U.S. Qualified Plan. For 2017, we use a long-term rate of return of 7.00%, compared to 7.25% for 2016. Additionally, the pension cost in 2017 was negatively impacted by higher amortization of actuarial loss due to a lower discount rate at January 1, 2017. The decrease in income was largely offset by a lower interest cost, also driven by a lower discount rate at January 1, 2017. The weighted average discount rate applied to the projected benefit obligation for our pension plans globally at January 1, 2017 was 3.62%, a 22 basis points decrease from the 3.84% discount rate used for 2016.
We had postretirement benefit income of $0.3 million and $0.5 million for the three months ended March 31, 2017 and 2016, respectively. Lower postretirement benefit income in the first quarter of 2017 was primarily due to higher amortization of actuarial gains in the prior year period as a result of better actual plan experience in 2015.
We had expense associated with our 401(k) Plan of $4.2 million and $3.8 million for the three months ended March 31, 2017 and 2016, respectively. Higher expense in the first quarter of 2017 compared to the same prior year period was primarily due to higher company matching contributions associated with higher compensation.
Stock-Based Compensation
For the three months ended March 31, 2017, we recognized total stock-based compensation expense of $5.4 million, compared to $4.4 million for the three months ended March 31, 2016.
Expense associated with our restricted stock unit programs was $4.9 million for the three months ended March 31, 2017, compared to $4.0 million for the three months ended March 31, 2016. The increase was primarily due to higher payouts of our performance-based restricted stock units during 2017 as well as higher forfeitures in 2016.
Expense associated with our Employee Stock Purchase Plan (“ESPP”) was $0.5 million for the three months ended March 31, 2017, compared to $0.3 million for the three months ended March 31, 2016. The increase was primarily due to a higher level of participation in 2017.
We had no expense associated with our stock option programs for the three months ended March 31, 2017, compared to $0.1 million for the three months ended March 31, 2016.
We expect total equity-based compensation of approximately $24 million for 2017. We consider these costs to be part of our compensation costs and, therefore, they are included in operating expenses and in selling and administrative expenses, based upon the classifications of the underlying compensation.
Depreciation and Amortization
Depreciation and amortization increased $2.5 million, or 15%, for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016. The increase in depreciation and amortization was primarily due to the acquisition of Avention during the first quarter of 2017.
Restructuring Charge
We recorded restructuring charges of $9.0 million and $9.7 million for the three months ended March 31, 2017 and 2016, respectively. See Note 3 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further detail.

Interest Income (Expense) — Net
The following table presents our “Interest Income (Expense) – Net” for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,
	2017	2016
	(Amounts in millions)
Interest Income	$0.4	$0.5
Interest Expense	(14.6)	(13.5)
Interest Income (Expense) – Net	$(14.2)	$(13.0)
Interest income decreased $0.1 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The decrease in interest income was primarily attributable to lower average interest rates on invested cash.
Interest expense increased $1.1 million for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. The increase in interest expense was primarily attributable to higher average interest rates on our outstanding debt balances.

Other Income (Expense) — Net
The following table presents our “Other Income (Expense) — Net” for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,
	2017	2016
	(Amounts in millions)
Loss on Sale of Businesses (a)	$(0.7)	$—
Miscellaneous Other Income (Expense) – Net (b)	(1.1)	0.8
Other Income (Expense) – Net	$(1.8)	$0.8

(a)
During the three months ended March 31, 2017, we recorded an additional pre-tax loss of $0.7 million for the divestiture of the Benelux businesses related to a working capital adjustment. See Note 14 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further detail.

(b)
Other Expense - Net increased during the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, primarily due to income from the sale of a state tax credit in the prior year period that did not recur in the current year period.

Provision for Income Taxes
For the three months ended March 31, 2017, our effective tax rate was 33.0% as compared to 26.8% for the three months ended March 31, 2016. The effective tax rate for the three months ended March 31, 2017, was negatively impacted by the non-deductible contingent consideration cost (which is treated as a service-based award for accounting purposes) related to the acquisition of DBCC in 2015 and by lower earnings from non-U.S. jurisdictions with lower tax rates. The effective tax rate for the three months ended March 31, 2016, was positively impacted by an adjustment to the net deferred tax liability related to the net operating loss carryforwards associated with our NetProspex acquisition in 2015. For the period ended March 31, 2017, there are no known changes in our effective tax rate that either have had or that we expect may reasonably have a material impact on our operations or future performance.

Earnings per Share
Basic earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share is computed by dividing net income (loss) for the period by the weighted-average number of common shares outstanding during the period, plus the dilutive effect of outstanding restricted stock unit awards, stock options, and contingently issuable shares using the treasury stock method. See Note 1 to our consolidated financial statements included in Item 8. of our Annual Report on Form 10-K for further detail on our accounting policies related to EPS.
The following table sets forth our EPS for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,
	2017	2016
Basic Earnings Per Share of Common Stock:
Income from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$0.44	$0.83
Loss from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	(0.02)	—
Net Income Attributable to Dun & Bradstreet Common Shareholders	$0.42	$0.83
Diluted Earnings Per Share of Common Stock:
Income from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$0.44	$0.82
Loss from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	(0.02)	—
Net Income Attributable to Dun & Bradstreet Common Shareholders	$0.42	$0.82
For the three months ended March 31, 2017, both basic and diluted EPS attributable to Dun & Bradstreet common shareholders decreased 49% compared with the three months ended March 31, 2016. The decrease was primarily due to lower net income from continuing operations largely attributable to higher costs driven by the acquisition of Avention and investment activities.
Segment Results
We manage and report our business through the following two segments:

•	Americas, which consists of our operations in the U.S., Canada, and our Latin America Worldwide Network (we divested our Latin America operations in September 2016); and

•
Non-Americas, which consists of our operations in the U.K., Greater China, India and our European and Asia Pacific Worldwide Network (we divested our operations in Benelux in November 2016 and our Australian operations in June 2015).

The segments reported below, Americas and Non-Americas, are our segments for which separate financial information is available, and upon which operating results are evaluated on a timely basis to assess performance and to allocate resources.
Americas
Americas is our largest segment, representing 82% of our total revenue for each of the three months ended March 31, 2017 and 2016.

The following table presents our Americas revenue by customer solution set and Americas operating income for the three months ended March 31, 2017 and 2016:

	For the Three Months Ended March 31,
	2017	2016
	(Amounts in millions)
Revenue:
Risk Management Solutions	$182.0	$177.8
Sales & Marketing Solutions	132.5	129.2
Americas Total Revenue	$314.5	$307.0
Operating Income	$56.7	$69.6
Three Months Ended March 31, 2017 vs. Three Months Ended March 31, 2016
Americas Overview
Americas total revenue increased $7.5 million, or 2% (both after and before the effect of foreign exchange), for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. We acquired a 100% equity interest in Avention during the first quarter of 2017 and a 100% equity interest in DBCC during the second quarter of 2015. The impact of the deferred revenue fair value adjustment was a reduction to revenue of $1.8 million and $2.6 million for the three months ended March 31, 2017 and 2016, respectively. See Note 13 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further details on the Avention acquisition.
Americas Customer Solution Sets
On a customer solution set basis, the $7.5 million increase in total revenue for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, reflects:
Risk Management Solutions
An increase in Risk Management Solutions of $4.2 million, or 2% (both after and before the effect of foreign exchange) attributable to:

Trade Credit, which accounted for 68% of total Americas Risk Management Solutions, decreased 3% (both after and before the effect of foreign exchange) primarily attributable to:

•	Decreased revenue associated with our legacy Other Trade Credit products; and

•	Decreased revenue due to the timing of a government contract.
After five years of declines, revenue from our D&B Credit Suite was flat for the quarter compared to the prior year.

Other Enterprise Risk Management, which accounted for 32% of total Americas Risk Management Solutions, increased 17% (both after and before the effect of foreign exchange), primarily due to:

•	Increased revenue driven by certain products within our emerging business channel; and

•	Increased revenue from usage based solutions such as D&B Direct.

Sales & Marketing Solutions
An increase in Sales & Marketing Solutions of $3.3 million, or 3% (2% increase before the effect of foreign exchange) attributable to:
Sales Acceleration Solutions, which accounted for 52% of total Americas Sales & Marketing Solutions, increased 11% (both after and before the effect of foreign exchange) primarily due to:

•	Increased revenue associated with the acquisition of Avention in the first quarter of 2017;

partially offset by:

•	Decreased revenue in legacy Hoover's due to declining sales performance in prior quarters.
Advanced Marketing Solutions, which accounted for 48% of total Americas Sales & Marketing Solutions, decreased 5% (6% decrease before the effect of foreign exchange). The decrease was primarily due to:

•	Declines in our Integration Manager product and our Optimizer product primarily driven by the timing of contract renewal and fulfillment;
partially offset by:

•	Increased revenue through our D&B Direct offering.
Americas Operating Income
Americas operating income for the three months ended March 31, 2017 was $56.7 million, compared to $69.6 million for the three months ended March 31, 2016, a decrease of $12.9 million, or 19%. The decrease in operating income was primarily attributable to:

•	Increased costs as a result of the acquisition of Avention during the first quarter of 2017; and

•	Increased data, compensation and technology costs as a result of investments in our strategy;
partially offset by:

•	Increased revenue primarily associated with the acquisition of Avention during the first quarter of 2017.
Non-Americas
Non-Americas represented 18% of our total revenue for each of the three months ended March 31, 2017 and 2016.
The following table presents our Non-Americas revenue by customer solution set and Non-Americas operating income for the three months ended March 31, 2017 and 2016.

	For the Three Months Ended March 31,
	2017	2016
	(Amounts in millions)
Revenue:
Risk Management Solutions	$54.4	$56.6
Sales & Marketing Solutions	12.6	11.4
Non-Americas Total Revenue	$67.0	$68.0
Operating Income	$18.8	$13.0
Three Months Ended March 31, 2017 vs. Three Months Ended March 31, 2016
Non-Americas Overview
Non-Americas total revenue decreased $1.0 million, or 1% (4% increase before the effect of foreign exchange), for the three months ended March 31, 2017 as compared to the three months ended March 31, 2016. We acquired a 100% equity interest in Avention during the first quarter of 2017. The impact of the deferred revenue fair value adjustment was a reduction to revenue of $0.5 million for the three months ended March 31, 2017. See Note 13 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further details on the Avention acquisition.
Non-Americas Customer Solution Sets
On a customer solution set basis, the $1.0 million decrease in Non-Americas total revenue for the three months ended March 31, 2017, as compared to the three months ended March 31, 2016, reflects:
Risk Management Solutions
A decrease in Risk Management Solutions of $2.2 million, or 4% (1% increase before the effect of foreign exchange) attributable to:
Trade Credit, which accounted for 75% of total Non-Americas Risk Management Solutions, increased 2% (8% increase before the effect of foreign exchange) primarily attributable to:

•	Increased revenue from our Worldwide Network Partnerships, including the impact of the conversion of our Benelux operations to our Worldwide Network Partnerships;
partially offset by:

•	The negative impact of foreign exchange; and

•	Decreased revenue from various risk products, primarily due to declining sales performance in prior quarters.
Other Enterprise Risk Management, which accounted for 25% of total Non-Americas Risk Management Solutions, decreased 18% (17% decrease before the effect of foreign exchange) primarily attributable to the divestiture of our Benelux operations during the fourth quarter of 2016.
Sales & Marketing Solutions
An increase in Sales & Marketing Solutions of $1.2 million, or 10% (18% increase before the effect of foreign exchange) attributable to:
Sales Acceleration Solutions, which accounted for 37% of total Non-Americas Sales & Marketing Solutions, increased 20% (22% increase before the effect of foreign exchange) primarily attributable to:

•	The acquisition of Avention during the first quarter of 2017;
partially offset by:

•	Decreased project revenue in our marketing business in certain markets.
Advanced Marketing Solutions, which accounted for 63% of total Non-Americas Sales & Marketing Solutions, increased 6% (16% increase before the effect of foreign exchange) primarily attributed to:

•	An increase in purchases by our Worldwide Network partners primarily for fulfillment services and product usage;
partially offset by:

•	The divestiture of our Benelux operations during the fourth quarter of 2016.

Non-Americas Operating Income

Non-Americas operating income for the three months ended March 31, 2017 was $18.8 million, compared to $13.0 million for the three months ended March 31, 2016, an increase of $5.8 million, or 45%. The increase was primarily due to:

•	Lower costs as a result of the divestiture of our Benelux operations during the fourth quarter of 2016;
partially offset by:

•	Increased technology, data and compensation expense; and

•	The negative impact of foreign exchange.

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
Our $1 billion revolving credit facility, which matures July 2019, requires the maintenance of interest coverage and total debt to Earnings Before Interest, Income Taxes, Depreciation and Amortization (“EBITDA”) ratios which are defined in the credit agreement. On May 14, 2015, we amended the facility to modify the total debt to EBITDA ratio from 4.0:1.0 to 4.5:1.0 for any fiscal quarter that ended before December 31, 2016. For fiscal quarters ending on or after December 31, 2016, the total debt to EBITDA ratio reverted to 4.0:1.0. We were in compliance with the $1 billion revolving credit facility financial and non-financial covenants at March 31, 2017 and at March 31, 2016. At March 31, 2017 and March 31, 2016, we had $294.4 million and $315.0 million, respectively, in borrowings outstanding under our $1 billion revolving credit facility.
As of March 31, 2017, $366.0 million of our $375.4 million cash and cash equivalents on the unaudited consolidated balance sheet was held by our foreign operations. We maintain the $366.0 million foreign cash and cash equivalents balance within our foreign operations since we have sufficient liquidity in the United States to satisfy our ongoing domestic funding requirements. The cash held by foreign subsidiaries is permanently invested overseas and is generally used to finance the subsidiaries' operational activities and future foreign investments.
On March 27, 2017, Standard & Poor’s Ratings Services downgraded our corporate credit rating to BB+ from BBB-. As a result, and in accordance with the provisions of their indentures, the interest rates on each of our senior notes were adjusted above their initial stated coupons by 25 basis points commencing with the interest period during which the downgrade occurred. As a result of the coupon adjustment, the incremental interest cost for the quarter ended March 31, 2017 is approximately $0.8 million, which includes a component that is retroactive to the commencement of the respective senior note interest periods in December 2016.  The incremental interest cost is expected to be approximately $0.7 million per quarter going forward until either the maturity of any one of the senior notes or a change in our corporate credit rating, whichever is earlier. Any further downgrade in our corporate credit rating would result in additional increases in the interest rates of our senior notes. In addition, further downgrades may increase our overall cost of borrowing and/or may negatively impact our ability to raise additional debt capital.
Cash Provided by Operating Activities from Continuing Operations
Net cash provided by operating activities was $123.8 million and $130.5 million for the three months ended March 31, 2017 and 2016, respectively. The $6.7 million decrease was driven by:

•	A payment for a service-based award during the first quarter of 2017 related to the DBCC acquisition in 2015; and

•	Increased spending as a result of investments in our strategy;
partially offset by:

•	Lower tax payments and restructuring payments compared to the prior year period.

Cash Used in Investing Activities from Continuing Operations
Net cash used in investing activities was $164.4 million for the three months ended March 31, 2017, as compared to net cash used in investing activities of $15.2 million for the three months ended March 31, 2016. The $149.2 million increase was driven by the acquisition of Avention during the first quarter of 2017. See Note 13 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q.
Cash Provided by (Used in) Financing Activities from Continuing Operations
Net cash provided by financing activities was $65.6 million for the three months ended March 31, 2017, as compared to net cash used in financing activities of $91.5 million for the three months ended March 31, 2016. As set forth below, this $157.1 million change primarily relates to the revolving credit facility.

We had $294.4 million and $315.0 million of borrowings outstanding under the $1 billion revolving credit facility at March 31, 2017 and 2016, respectively. We borrowed under this facility from time to time during the three months ended March 31, 2017 and 2016 to supplement the timing of receipts in order to fund our working capital needs. We also borrowed under this facility during the first quarter of 2017 to fund a portion of the consideration for our purchase of Avention.

Future Liquidity—Sources and Uses of Funds
Share Repurchase Programs
In August 2014, our Board of Directors approved a $100 million share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and Employee Stock Purchase Program, and to be used for discretionary share repurchases from time to time. The $100 million share repurchase program will remain open until it has been fully utilized. There is currently no definitive timeline under which the program will be completed. As of March 31, 2017, we had not yet commenced share repurchases under this program.
Dividends
In May 2017, the Board of Directors approved the declaration of a dividend of $0.5025 per share of common stock for the second quarter of 2017. This cash dividend will be payable on June 9, 2017 to shareholders of record at the close of business on May 24, 2017.
Commercial Paper Program
We maintain an $800 million commercial paper program which is supported by our $1 billion revolving credit facility. Under this program, we may issue from time to time unsecured promissory notes in the commercial paper market in private placements exempt from registration under the Securities Act of 1933, as amended, for a cumulative face amount not to exceed $800 million outstanding at any one time and with maturities not exceeding 364 days from the date of issuance. Outstanding commercial paper effectively reduces the amount available for borrowing under the $1 billion revolving credit facility. We did not have any borrowings outstanding under the $800 million commercial paper program as of March 31, 2017 and March 31, 2016.
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
Unrecognized Tax Benefits
We have a total amount of unrecognized tax benefits of $7.0 million as of March 31, 2017. Although we do not anticipate payments within the next twelve months for these matters, these could require the aggregate use of cash totaling approximately $5.6 million as of such date.
Contractual Cash Obligations
In March 2017, we notified Convergys Customer Management Group (“CCMG”) of our decision to discontinue certain services under the outsourcing agreements primarily related to the Inbound Customer Service function effective September

2017, resulting in a reduction of service commitment of approximately $19 million. See Note 16 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements

We do not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.
Fair Value Measurements
Our non-recurring non-financial assets and liabilities include long-lived assets held and used, goodwill and intangible assets. These assets are recognized at fair value when they are deemed to be impaired. As of March 31, 2017, we did not have any unobservable (Level III) inputs in determining the fair value of our assets and liabilities measured at fair value on a recurring basis other than our real estate funds within our pension plans.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Our market risks primarily consist of the impact of changes in currency exchange rates on assets and liabilities, the impact of changes in the market value of certain of our investments and the impact of changes in interest rates on our borrowing costs and fair value calculations. As of March 31, 2017, no material change had occurred in our market risks, compared with the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2016 included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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
Conclusions Regarding Disclosure Controls
Based upon our Controls Evaluation, our CEO and CFO have concluded that as of the end of the quarter ended March 31, 2017, our Disclosure Controls are effective at a reasonable assurance level.
Change in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the first quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Information in response to this Item is included in “Part I — Item 1. — Note 7 — Contingencies” and is incorporated by reference into Part II of this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases made by or on behalf of the Company or our affiliated purchasers during the quarter ended March 31, 2017, of shares of equity that are registered by the Company pursuant to Section 12 of the Exchange Act.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Currently Authorized Shares that May Yet Be Purchased Under the Plans or Programs (a)
(Dollar amounts in millions, except share data)
January 1 - 31, 2017	—	$—	—	$—
February 1 - 28, 2017	—	$—	—	$—
March 1 - 31, 2017	—	$—	—	$—
	—	$—	—	$100.0

(a)
In August 2014, our Board of Directors approved a $100 million share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and Employee Stock Purchase Program, and to be used for discretionary share repurchases from time to time. The $100 million share repurchase program will remain open until it has been fully utilized. There is currently no definitive timeline under which the program will be completed. As of March 31, 2017, we had not yet commenced share repurchases under this program.

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

Exhibit 101
The following financial information from The Dun & Bradstreet Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited), (ii) the Consolidated Balance Sheets (Unaudited), (iii) the Consolidated Statements of Cash Flows (Unaudited), (iv) the Consolidated Statements of Shareholders’ Equity (Deficit) (Unaudited), and (v) the Notes to Consolidated Financial Statements (Unaudited).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DUN & BRADSTREET CORPORATION
		By:	/s/ RICHARD H. VELDRAN
Richard H. Veldran
Date:	May 10, 2017		Chief Financial Officer

		By:	/s/ ANTHONY PIETRONTONE JR.
Anthony Pietrontone Jr.
Date:	May 10, 2017		Principal Accounting Officer and Corporate Controller