Form 10-Q
period 2017-06-30
DUN & BRADSTREET CORP/NW
filed 2017-08-08
CIK 1115222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
Form 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding at June 30, 2017
Common Stock,	36,957,258
par value $0.01 per share

THE DUN & BRADSTREET CORPORATION

PART I. UNAUDITED FINANCIAL INFORMATION

Item 1.	Financial Statements
The Dun & Bradstreet Corporation Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Amounts in millions, except per share data)
Revenue	$405.7	$398.8	$787.2	$773.8
Operating Expenses	139.7	133.0	281.7	265.4
Selling and Administrative Expenses	162.7	196.1	333.4	359.4
Depreciation and Amortization	19.4	17.3	38.3	33.7
Restructuring Charge	7.5	5.9	16.5	15.6
Operating Costs	329.3	352.3	669.9	674.1
Operating Income	76.4	46.5	117.3	99.7
Interest Income	0.4	0.5	0.8	1.0
Interest Expense	(15.1)	(13.4)	(29.7)	(26.9)
Other Income (Expense) - Net	1.8	(0.5)	—	0.3
Non-Operating Income (Expense) - Net	(12.9)	(13.4)	(28.9)	(25.6)
Income Before Provision for Income Taxes and Equity in Net Income of Affiliates	63.5	33.1	88.4	74.1
Less: Provision for Income Taxes	18.7	14.2	26.9	25.2
Equity in Net Income of Affiliates	1.9	1.0	2.7	1.7
Net Income from Continuing Operations	46.7	19.9	64.2	50.6
Less: Net Income Attributable to the Noncontrolling Interest	(1.6)	(1.1)	(2.8)	(1.8)
Net Income from Continuing Operations Attributable to Dun & Bradstreet	$45.1	$18.8	$61.4	$48.8
Loss on Disposal of Business, no Tax Impact	—	—	(0.8)	—
Loss from Discontinued Operations, no Tax Impact	—	—	(0.8)	—
Net Income Attributable to Dun & Bradstreet	$45.1	$18.8	$60.6	$48.8
Basic Earnings Per Share of Common Stock:
Income from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$1.22	$0.52	$1.66	$1.35
Loss from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	—	—	(0.02)	—
Net Income Attributable to Dun & Bradstreet Common Shareholders	$1.22	$0.52	$1.64	$1.35
Diluted Earnings Per Share of Common Stock:
Income from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$1.22	$0.51	$1.65	$1.34
Loss from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	—	—	(0.02)	—
Net Income Attributable to Dun & Bradstreet Common Shareholders	$1.22	$0.51	$1.63	$1.34
Weighted Average Number of Shares Outstanding-Basic	36.9	36.3	36.9	36.2
Weighted Average Number of Shares Outstanding-Diluted	37.1	36.6	37.1	36.5
Cash Dividend Paid Per Common Share	$0.50	$0.48	$1.01	$0.97
Other Comprehensive Income, Net of Income Taxes:
Net Income from Continuing Operations	$46.7	$19.9	$64.2	$50.6
Loss from Discontinued Operations, no Tax Impact	—	—	(0.8)	—
Net Income	46.7	19.9	63.4	50.6
Foreign Currency Translation Adjustments, no Tax Impact	23.4	9.9	22.9	(12.3)
Defined Benefit Pension Plans:
Prior Service Costs, Net of Tax Benefit (Expense) (1)	(0.1)	(0.2)	(0.3)	(0.4)
Net Actuarial Gain, Net of Tax Benefit (Expense) (2)	6.2	6.0	12.6	12.0
Total Other Comprehensive Income (Loss)	29.5	15.7	35.2	(0.7)
Comprehensive Income, Net of Income Taxes	76.2	35.6	98.6	49.9
Less: Comprehensive Income Attributable to the Noncontrolling Interest	(2.0)	(1.1)	(3.4)	(1.7)
Comprehensive Income Attributable to Dun & Bradstreet	$74.2	$34.5	$95.2	$48.2

(1)	Tax Benefit (Expense) of $0.1 million during each of the three months ended June 30, 2017 and 2016. Tax Benefit (Expense) of $0.2 million during each of the six months ended June 30, 2017 and 2016.

(2)
Tax Benefit (Expense) of $(3.4) million and $(3.1) million during the three months ended June 30, 2017 and 2016, respectively. Tax Benefit (Expense) of $(6.8) million and $(6.4) million during the six months ended June 30, 2017 and 2016, respectively.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation Consolidated Balance Sheets (Unaudited)

	June 30, 2017	December 31, 2016
	(Amounts in millions, except per share data)
ASSETS
Current Assets
Cash and Cash Equivalents	$400.2	$352.6
Accounts Receivable, Net of Allowance of $24.3 at June 30, 2017 and $23.6 December 31, 2016	389.9	543.6
Other Receivables	8.8	11.3
Prepaid Taxes	4.4	3.3
Other Prepaids	30.3	32.1
Other Current Assets	4.0	1.5
Total Current Assets	837.6	944.4
Non-Current Assets
Property, Plant and Equipment, Net of Accumulated Depreciation of $56.0 at June 30, 2017 and $50.6 at December 31, 2016	42.9	39.4
Computer Software, Net of Accumulated Amortization of $340.4 at June 30, 2017 and $321.2 at December 31, 2016	123.0	108.1
Goodwill (Note 15)	770.2	651.9
Deferred Income Tax	97.2	110.9
Other Receivables	1.7	1.9
Other Intangibles (Note 15)	334.4	296.1
Other Non-Current Assets	46.7	56.5
Total Non-Current Assets	1,416.1	1,264.8
Total Assets	$2,253.7	$2,209.2
LIABILITIES
Current Liabilities
Accounts Payable	$38.5	$46.7
Accrued Payroll	91.9	113.6
Accrued Income Tax	9.4	44.5
Short-Term Debt	27.5	22.5
Other Accrued and Current Liabilities (Note 6)	124.0	154.6
Deferred Revenue	642.7	628.1
Total Current Liabilities	934.0	1,010.0
Pension and Postretirement Benefits	507.6	541.8
Long-Term Debt	1,673.0	1,594.5
Liabilities for Unrecognized Tax Benefits	5.4	4.9
Other Non-Current Liabilities	47.0	45.8
Total Liabilities	3,167.0	3,197.0
Contingencies (Note 7)
EQUITY
DUN & BRADSTREET SHAREHOLDERS’ EQUITY (DEFICIT)
Series A Junior Participating Preferred Stock, $0.01 par value per share, authorized - 0.5 shares; outstanding - none	—	—
Preferred Stock, $0.01 par value per share, authorized - 9.5 shares; outstanding - none	—	—
Series Common Stock, $0.01 par value per share, authorized - 10.0 shares; outstanding - none	—	—
Common Stock, $0.01 par value per share, authorized - 200.0 shares; issued - 81.9 shares	0.8	0.8
Capital Surplus	322.8	317.6
Retained Earnings	2,982.7	2,959.6
Treasury Stock, at cost, 45.0 shares at June 30, 2017 and 45.1 shares at December 31, 2016	(3,321.9)	(3,330.4)
Accumulated Other Comprehensive Income (Loss)	(914.9)	(949.6)
Total Dun & Bradstreet Shareholders’ Equity (Deficit)	(930.5)	(1,002.0)
Noncontrolling Interest	17.2	14.2
Total Equity (Deficit)	(913.3)	(987.8)
Total Liabilities and Shareholders’ Equity (Deficit)	$2,253.7	$2,209.2

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
	2017	2016
	(Amounts in millions)
Cash Flows from Operating Activities:
Net Income	$63.4	$50.6
Less:
Loss on Disposal of Business - Discontinued Operations	(0.8)	—
Net Income from Continuing Operations	$64.2	$50.6
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	38.3	33.7
Amortization of Unrecognized Pension Loss	18.9	17.8
Loss from Sales of Business	0.7	—
Income Tax Benefit from Stock-Based Awards	6.4	3.9
Excess Tax Benefit on Stock-Based Awards	—	(0.4)
Equity-Based Compensation	10.9	9.7
Restructuring Charge	16.5	15.6
Restructuring Payments	(12.4)	(20.7)
Changes in Deferred Income Taxes, Net	2.3	(1.6)
Changes in Accrued Income Taxes, Net	(40.9)	(17.4)
Changes in Current Assets and Liabilities, Net of Acquisitions:
(Increase) Decrease in Accounts Receivable	172.1	105.2
(Increase) Decrease in Other Current Assets	3.4	1.0
Increase (Decrease) in Deferred Revenue	(10.2)	(17.6)
Increase (Decrease) in Accounts Payable	(9.7)	23.1
Increase (Decrease) in Accrued Liabilities	(61.4)	(2.9)
Increase (Decrease) in Other Accrued and Current Liabilities	0.2	—
Changes in Non-Current Assets and Liabilities, Net of Acquisitions:
(Increase) Decrease in Other Long-Term Assets	13.6	12.0
Net Increase (Decrease) in Long-Term Liabilities	(35.7)	(31.3)
Net, Other Non-Cash Adjustments	(0.7)	0.2
Net Cash Provided by Operating Activities	176.5	180.9
Cash Flows from Investing Activities:
Payments for Contingent Liabilities for Businesses Divested	(1.9)	—
Payments for Acquisitions of Businesses, Net of Cash Acquired	(150.0)	—
Cash Settlements of Foreign Currency Contracts	1.9	(6.8)
Capital Expenditures	(5.8)	(9.5)
Additions to Computer Software and Other Intangibles	(27.5)	(23.4)
Net Cash Used in Investing Activities	(183.3)	(39.7)
Cash Flows from Financing Activities:
Net (Payment) Proceeds Related to Stock-Based Plans	(2.2)	4.0
Payments of Dividends	(37.1)	(35.0)
Proceeds from Borrowings on Credit Facilities	627.2	220.4
Payments of Borrowings on Credit Facilities	(534.9)	(293.0)
Payments of Borrowings on Term Loan Facilities	(10.0)	(10.0)
Excess Tax Benefit on Stock-Based Awards	—	0.4
Capital Lease and Other Long-Term Financing Obligation Payment	(0.1)	(0.2)
Net, Other	(0.4)	(1.5)
Net Cash (Used in) Provided by Financing Activities	42.5	(114.9)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	11.9	(12.9)
Increase (Decrease) in Cash and Cash Equivalents	47.6	13.4
Cash and Cash Equivalents, Beginning of Period	$352.6	$365.7
Cash and Cash Equivalents, End of Period	$400.2	$379.1
Supplemental Disclosure of Cash Flow Information:
Cash Paid for:
Income Taxes, Net of Refunds	$59.2	$40.3
Interest	$28.5	$26.8

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation Consolidated Statements of Shareholders’ Equity (Deficit) (Unaudited)

			For the Six Months Ended June 30, 2017 and 2016
					(Amounts in millions)
	Common Stock ($0.01 Par Value)	Capital Surplus	Retained Earnings	Treasury Stock	Cumulative Translation Adjustment	Defined Benefit Postretirement Plans	Total Dun & Bradstreet Shareholders’ Equity (Deficit)	Noncontrolling Interest	Total Equity (Deficit)
Balance, December 31, 2015	$0.8	$292.2	$2,932.8	$(3,377.1)	$(291.7)	$(673.8)	$(1,116.8)	$11.5	$(1,105.3)
Net Income	—	—	48.8	—	—	—	48.8	1.8	50.6
Payment to Noncontrolling Interest	—	—	—	—	—	—	—	(0.2)	(0.2)
Equity-Based Plans	—	4.4	—	9.4	—	—	13.8	—	13.8
Pension Adjustments, net of tax expense of $6.2	—	—	—	—	—	11.6	11.6	—	11.6
Dividend Declared	—	—	(35.1)	—	—	—	(35.1)	—	(35.1)
Change in Cumulative Translation Adjustment	—	—	—	—	(12.3)	—	(12.3)	—	(12.3)
Balance, June 30, 2016	$0.8	$296.6	$2,946.5	$(3,367.7)	$(304.0)	$(662.2)	$(1,090.0)	$13.1	$(1,076.9)

Balance, December 31, 2016	$0.8	$317.6	$2,959.6	$(3,330.4)	$(266.2)	$(683.4)	$(1,002.0)	$14.2	$(987.8)
Net Income	—	—	60.6	—	—	—	60.6	2.8	63.4
Payment to Noncontrolling Interest	—	—	—	—	—	—	—	(0.3)	(0.3)
Equity-Based Plans	—	5.2	—	8.5	—	—	13.7	—	13.7
Pension Adjustments, net of tax expense of $6.6	—	—	—	—	—	12.3	12.3	—	12.3
Dividend Declared	—	—	(37.5)	—	—	—	(37.5)	—	(37.5)
Change in Cumulative Translation Adjustment	—	—	—	—	22.4	—	22.4	0.5	22.9
Balance, June 30, 2017	$0.8	$322.8	$2,982.7	$(3,321.9)	$(243.8)	$(671.1)	$(930.5)	$17.2	$(913.3)

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
We no longer report our Sales and Marketing Solutions as Traditional Prospecting Solutions or use the prior definition of Advanced Marketing Solutions and we no longer report our total revenue on a Direct or Alliances & Partners basis.
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
Recently Adopted Accounting Pronouncements
In December 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-19, “Technical Corrections and Improvements.” The standard addresses the differences between the original guidance, such as legacy FASB statements, and the guidance in the ASC and clarifies certain existing guidance by updating wording and correcting references. The standard also simplifies the ASC through minor structural changes to headings or minor editing of text and makes improvements that are not expected to have a significant impact on current accounting practices. Most of the amendments do not require transition guidance and are effective upon issuance. There are certain amendments that clarify existing guidance or correct references in the ASC that could potentially result in changes in current practice. The transition guidance must be applied prospectively, except for the amendment related to internal-use software license fees paid in a cloud-computing arrangement, which may be applied either prospectively or retrospectively. These amendments were effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016. The adoption of this authoritative guidance did not have a material impact on our consolidated financial statements.
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
Recently Issued Accounting Pronouncements
In May 2017, the FASB issued ASU No. 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.” The standard amends the scope of modification accounting for share-based payments arrangements. An entity would not apply modification accounting if the fair value, vesting conditions and classification of the awards are the same immediately before and after the modification. The standard is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted, including adoption in any interim period. We do not expect the adoption of this authoritative guidance to have a material impact on our consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

In January 2017, the FASB issued ASU No. 2017-07, “Compensation - Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefits Cost.” The standard amends the requirements in ASC Topic 715, “Compensation - Retirement Benefits” related to the income statement presentation of the components of net periodic benefit cost for an entity's sponsored defined benefit pension and other postretirement plans. The standard requires entities to disaggregate the current service-cost component from the other components of net benefit cost and present it with other current compensation costs for related employees in the income statement and present the other components elsewhere in the income statement outside of income from operations if such subtotal is presented. Entities are required to disclose the income statement lines that contain the other components if they are not presented on appropriately described lines. An entity is only allowed to capitalize the service-cost component of net benefit cost. The standard is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted as of the beginning of any annual period for which an entity's financial statements (interim or annual) have not been issued or made available for issuance. We do not expect the adoption of this authoritative guidance to have a material impact on our consolidated financial statements.
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
We have identified an implementation project team and related oversight processes. Given the scope of the work required to implement the recognition and disclosure requirements under the new standard, we began the assessment process in 2014 and have since made significant progress, including identification of changes to policy, processes, systems and controls. This also includes the assessment of data availability and presentation necessary to meet the additional disclosure requirements of the guidance in the notes to the consolidated financial statements.
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
We record severance costs provided under an ongoing benefit arrangement once they are both probable and reasonably estimable in accordance with the provisions of ASC 712-10.
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
Three Months Ended June 30, 2017 vs. Three Months Ended June 30, 2016
During the three months ended June 30, 2017, we recorded a $7.5 million restructuring charge. This charge was comprised of:

•
Severance costs of $5.9 million in accordance with the provisions of ASC 712-10. Approximately 80 employees were impacted. Most of the employees impacted exited the Company by the end of the second quarter of 2017. The cash payments for these employees will be substantially completed by the end of the first quarter of 2018; and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

•	Contract termination, lease termination obligations and other exit costs, including those to consolidate or close facilities of $1.6 million.
During the three months ended June 30, 2016, we recorded a $5.9 million restructuring charge. This charge was comprised of:

•
Severance costs of $5.9 million in accordance with the provisions of ASC 712-10. Approximately 90 employees were impacted. Of these 90 employees, approximately 65 employees exited the Company by the end of the second quarter of 2016, with the remaining primarily having exited by the end of the third quarter of 2016. The cash payments for these employees were substantially completed by the end of the first quarter of 2017.

Six Months Ended June 30, 2017 vs. Six Months Ended June 30, 2016
During the six months ended June 30, 2017, we recorded a $16.5 million restructuring charge. This charge was comprised of:

•
Severance costs of $12.0 million and $1.6 million in accordance with the provisions of ASC 712-10 and ASC 420-10, respectively. Approximately 270 employees were impacted. Of these 270 employees, approximately 185 employees exited the Company by the end of the second quarter of 2017, with the remaining primarily to exit by the end of the third quarter of 2017. The cash payments for these employees will be substantially completed by the end of the first quarter of 2018; and

•	Contract termination, lease termination obligations and other exit costs, including those to consolidate or close facilities of $2.9 million.
During the six months ended June 30, 2016, we recorded a $15.6 million restructuring charge. This charge was comprised of:

•
Severance costs of $15.6 million in accordance with the provisions of ASC 712-10. Approximately 255 employees were impacted. Of these 255 employees, approximately 210 employees exited the Company by the end of the second quarter of 2016, with the remaining primarily having exited by the end of the third quarter of 2016. The cash payments for these employees were substantially completed by the end of the first quarter of 2017.

The following tables set forth, in accordance with ASC 712-10 and/or ASC 420-10, the restructuring reserves and utilization:

	Severance and Termination	Contract Termination, Lease Termination Obligations and Other Exit Costs	Total
Restructuring Charges:
Balance Remaining as of December 31, 2016	$8.3	$1.7	$10.0
Charge Taken during the First Quarter 2017	7.7	1.3	9.0
Payments Made during the First Quarter 2017	(4.1)	(0.4)	(4.5)
Balance Remaining as of March 31, 2017	$11.9	$2.6	$14.5
Charge Taken during the Second Quarter 2017	5.9	1.6	7.5
Payments Made during the Second Quarter 2017	(6.2)	(1.8)	(8.0)
Balance Remaining as of June 30, 2017	$11.6	$2.4	$14.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

	Severance and Termination	Contract Termination, Lease Termination Obligations and Other Exit Costs	Total
Restructuring Charges:
Balance Remaining as of December 31, 2015	$18.6	$2.3	$20.9
Charge Taken during the First Quarter 2016	9.7	—	9.7
Payments Made during the First Quarter 2016	(10.1)	(0.3)	(10.4)
Balance Remaining as of March 31, 2016	$18.2	$2.0	$20.2
Charge Taken during the Second Quarter 2016	5.9	—	5.9
Payments Made during the Second Quarter 2016	(10.0)	(0.4)	(10.4)
Balance Remaining as of June 30, 2016	$14.1	$1.6	$15.7

Note 4 --	Notes Payable and Indebtedness
Our borrowings are summarized in the following table:

		June 30, 2017			At December 31, 2016
	Maturity	Principal Amount	Debt Issuance Costs and Discount*	Carrying Value	Principal Amount	Debt Issuance Costs and Discount*	Carrying Value

Short-Term Debt:
Term Loan Facility		$27.5	$—	$27.5	$22.5	$—	$22.5
Total Short-Term Debt		$27.5	$—	$27.5	$22.5	$—	$22.5

Long-Term Debt:
Five Year 3.50% senior notes (1) (2)	December 1, 2017	$450.0	$0.3	$449.7	$450.0	$0.6	$449.4
Ten Year 4.625% senior notes (1) (2)	December 1, 2022	300.0	2.9	297.1	300.0	3.2	296.8
Five Year 4.25% senior notes (1) (3)	June 15, 2020	300.0	2.3	297.7	300.0	2.7	297.3
Term Loan Facility	November 13, 2020	337.5	1.1	336.4	352.5	1.3	351.2
Revolving Credit Facility	July 23, 2019	292.1	—	292.1	199.8	—	199.8
Commercial Paper Program		—	—	—	—	—	—
Total Long-Term Debt		$1,679.6	$6.6	$1,673.0	$1,602.3	$7.8	$1,594.5
*Represents unamortized portion of debt issuance costs and discounts.
(1) The notes contain certain covenants that limit our ability to create liens, enter into sale and leaseback transactions and consolidate, merge or sell assets to another entity. We were in compliance with these non-financial covenants at June 30, 2017 and December 31, 2016. The notes do not contain any financial covenants.

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

On March 27, 2017, Standard & Poor’s Ratings Services downgraded our corporate credit rating to BB+ from BBB-. As a result, and in accordance with the provisions of their indentures, the interest rates on each of our senior notes were adjusted above their initial stated coupons by 25 basis points commencing with the interest period during which the downgrade occurred. As a result of the coupon adjustment, the incremental interest cost for the quarter ended March 31, 2017 was approximately

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

$0.8 million, which included a component that was retroactive to the commencement of the respective senior note interest periods in December 2016.  The incremental interest cost for the quarter ended June 30, 2017 was $0.7 million and is expected to be approximately $0.7 million per quarter going forward until either the maturity of any one of the senior notes or a change in our corporate credit rating that triggers an adjustment in our interest rate coupons, whichever is earlier. On May 22, 2017, Fitch Ratings downgraded our corporate credit rating to BBB- from BBB. The interest rates on each of our senior notes were not impacted as a result of the downgrade. Any further downgrade in our corporate credit rating by either rating agency would result in additional increases in the interest rates of our senior notes. In addition, further downgrades may increase our overall cost of borrowing and/or may negatively impact our ability to raise additional debt capital.
In accordance with ASC 470, “Debt,” a short-term obligation that will be refinanced with successive short-term obligations may be classified as non-current as long as the cumulative period covered by the financing agreement is uninterrupted and extends beyond one year. In addition, a short-term obligation shall be excluded from current liabilities if the entity has both the intention and ability to refinance the obligation on a long-term basis. Accordingly, the outstanding balance of the five year 3.50% senior notes and the $1 billion revolving credit facility were both classified as “Long-Term Debt” as of June 30, 2017 and December 31, 2016.
Term Loan Facility

On May 14, 2015, we entered into a delayed draw unsecured term loan facility which provided for borrowings in the form of up to two drawdowns in an aggregate principal amount of up to $400 million at any time up to and including November 15, 2015 (the “term loan facility”). The term loan facility matures five years from the date of the initial drawdown. Proceeds under the term loan facility were designated to be used for general corporate purposes including the refinancing of the 2.875% senior notes that matured in November 2015 and the repayment of borrowings outstanding under the $1 billion revolving credit facility. Borrowings under the term loan facility bear interest at a rate of LIBOR plus a spread. On March 27, 2017, Standard & Poor’s Ratings Services downgraded our corporate credit rating to BB+ from BBB-. As a result, and in accordance with the terms of the term loan facility, the spread under the term loan facility increased from 137.5 basis points to 150.0 basis points. Our initial draw down under the term loan facility in the amount of $400 million was made in November 2015, establishing a maturity of November 2020. We also committed to repay the borrowings in prescribed installments over the five year period. Repayments expected to be made within one year are classified as “Short-Term Debt” and the remaining outstanding balance is classified as “Long-Term Debt.” The weighted average interest rates associated with the outstanding balances as of June 30, 2017 and December 31, 2016 were 2.72% and 2.03%, respectively.
The term loan facility requires the maintenance of interest coverage and total debt to Earnings Before Interest, Income Taxes, Depreciation and Amortization (“EBITDA”) ratios, which are defined in the term loan facility credit agreement and which are generally identical to those contained in the $1 billion revolving credit facility. We were in compliance with the term loan facility financial and non-financial covenants at June 30, 2017 and December 31, 2016.
Revolving Credit Facility and Commercial Paper Program

We currently have a $1 billion revolving credit facility maturing in July 2019. Borrowings under the $1 billion revolving credit facility bear interest at a rate of LIBOR plus a spread. On March 27, 2017, Standard & Poor’s Rating Services downgraded our corporate credit rating to BB+ from BBB-. As a result, and in accordance with the terms of the facility, the spread under the $1 billion revolving credit facility increased from 110.0 basis points to 120.0 basis points. The facility requires the maintenance of interest coverage and total debt to EBITDA ratios which are defined in the $1 billion revolving credit facility credit agreement. We were in compliance with the $1 billion revolving credit facility financial and non-financial covenants at June 30, 2017 and December 31, 2016. The weighted average interest rates associated with the outstanding balances as of June 30, 2017 and December 31, 2016 were 2.45% and 2.07%, respectively.
We borrowed under this facility from time to time during the six months ended June 30, 2017 and the year ended December 31, 2016 to supplement the timing of receipts in order to fund our working capital. We also borrowed under this facility during the first quarter of 2017 to fund a portion of the consideration for our purchase of Avention. This facility also supports our commercial paper program. Under this program, we may issue from time to time unsecured promissory notes in the commercial paper market in private placements exempt from registration under the Securities Act of 1933, as amended, for a cumulative face amount not to exceed $800 million outstanding at any one time and with maturities not exceeding 364 days from the date of issuance. Outstanding commercial paper would effectively reduce the amount available for borrowing under our $1 billion revolving credit facility. We did not borrow under our commercial paper program during the six months ended June 30, 2017 and the year ended December 31, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

Other
We were contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties totaling $3.0 million at June 30, 2017 and $2.6 million at December 31, 2016.
Interest paid for all outstanding debt totaled $28.5 million and $26.8 million during the six months ended June 30, 2017 and 2016, respectively.

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
The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Income from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders – Basic and Diluted	$45.1	$18.8	$61.4	$48.8
Loss from Discontinued Operations – Net of Income Taxes	—	—	(0.8)	—
Net Income Attributable to Dun & Bradstreet Common Shareholders – Basic and Diluted	$45.1	$18.8	$60.6	$48.8
Weighted Average Number of Shares Outstanding – Basic	36.9	36.3	36.9	36.2
Dilutive Effect of Our Stock Incentive Plans	0.2	0.3	0.2	0.3
Weighted Average Number of Shares Outstanding – Diluted	37.1	36.6	37.1	36.5
Basic Earnings Per Share of Common Stock:
Income from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$1.22	$0.52	$1.66	$1.35
Loss from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	—	—	(0.02)	—
Net Income Attributable to Dun & Bradstreet Common Shareholders	$1.22	$0.52	$1.64	$1.35
Diluted Earnings Per Share of Common Stock:
Income from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$1.22	$0.51	$1.65	$1.34
Loss from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	—	—	(0.02)	—
Net Income Attributable to Dun & Bradstreet Common Shareholders	$1.22	$0.51	$1.63	$1.34
The weighted average number of shares outstanding used in the computation of diluted earnings per share excludes the effect of outstanding common shares potentially issuable totaling 52,659 shares and 34,559 shares at the three month and six month periods ended June 30, 2017, respectively, as compared to 23,721 shares and 37,372 shares at the three month and six month periods ended June 30, 2016, respectively. These potentially issuable common shares were not included in the calculation of diluted earnings per share because their effect would be anti-dilutive.
No shares were repurchased during the three month and six month periods ended June 30, 2017 and 2016. We currently have in place a $100 million share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and Employee Stock Purchase Program, and to be used for discretionary share repurchases from time to time. This program was approved by our Board of Directors in August 2014 and will remain open until it has been fully utilized. There is currently no definitive timeline under which the program will be completed. As of June 30, 2017, we have not yet commenced repurchasing under this program.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

Note 6 -- Other Accrued and Current Liabilities

	June 30, 2017	December 31, 2016
Restructuring Accruals	$14.0	$10.0
Professional Fees	39.2	39.3
Operating Expenses	36.7	40.2
Other Accrued Liabilities (1)	34.1	65.1
	$124.0	$154.6

(1)
The decrease in other accrued liabilities from December 31, 2016 to June 30, 2017 was primarily due to a payment in the first quarter of 2017 for a service-based award related to the acquisition of Dun and Bradstreet Credibility Corp (“DBCC”), a payment to resolve a legal matter (Jeffrey A. Thomas v. DBCC) during the second quarter of 2017 and a decrease in the accrual for the SEC and DOJ investigation of our China operations.

Note 7 -- Contingencies
We are involved in legal proceedings, claims and litigation arising in the ordinary course of business for which we believe that we have adequate reserves, and such reserves are not material to the consolidated financial statements. We record a liability when management believes that it is both probable that a liability has been incurred and we can reasonably estimate the amount of the loss. For such matters where management believes a liability is not probable but is reasonably possible, a liability is not recorded; instead, an estimate of loss or range of loss, if material individually or in the aggregate, is disclosed if reasonably estimable, or a statement will be made that an estimate of loss cannot be made. Once we have disclosed a matter that we believe is or could be material to us, we continue to report on such matter until there is finality of outcome or until we determine that disclosure is no longer warranted. Further, other than specifically stated below to the contrary, we believe our estimate of the aggregate range of reasonably possible losses, in excess of established reserves, for our legal proceedings was not material at June 30, 2017. In addition, from time to time, we may be involved in additional matters, which could become material and for which we may also establish reserve amounts, as discussed below. In accordance with ASC 450, “Contingencies,” or “ASC 450,” as of June 30, 2017, we have accrued approximately $12 million with respect to the matters set forth below.
China Operations
On March 18, 2012, we announced we had temporarily suspended our Shanghai Roadway D&B Marketing Services Co. Ltd. (“Roadway”) operations in China, pending an investigation into allegations that its data collection practices may have violated local Chinese consumer data privacy laws. Thereafter, the Company decided to permanently cease the operations of Roadway. In addition, we have been reviewing certain allegations that we may have violated the Foreign Corrupt Practices Act and certain other laws in our China operations. As previously reported, we have voluntarily contacted the Securities and Exchange Commission (“SEC”) and the United States Department of Justice (“DOJ”) to advise both agencies of our investigation, which has now ended, although we are continuing to meet with representatives of both the SEC and DOJ to fully resolve the matter.
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
Although our discussions with both the SEC and DOJ are ongoing, we do not believe that the ultimate outcome will be material to our business, financial condition or results of operations. Based on our discussions with the SEC and DOJ, including indications from the SEC of its estimate of the amount of net benefit potentially earned by the Company as a result of the challenged activities, we continue to believe that it is probable that the Company will incur a loss related to the government’s investigation. We continue to have follow-up meetings with the SEC and DOJ, most recently meeting with the SEC in July 2017 and separately with the DOJ also in July 2017, and the parties are still discussing the evidence and other factors to help bring this matter to resolution. In accordance with ASC 450, we have adjusted the amount in respect of this matter that has been accrued in the consolidated financial statements.

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
On September 16, 2015, plaintiff filed reply briefs in support of the motions for class certification. At the request of the parties, on October 30, 2015, the Court entered an order striking plaintiff’s class certification motions without prejudice and striking all upcoming deadlines while the parties negotiated a written settlement agreement. On February 11, 2016, the parties entered into a written settlement term sheet, and on May 16, 2016 the parties executed a settlement agreement, which was subject to Court approval. On May 17, 2016, plaintiff filed an Unopposed Motion for Preliminary Approval of the Class Action Settlement. On August 9, 2016, the Court denied plaintiff’s motion without prejudice and directed the parties to file either a renewed motion for preliminary approval of the class action settlement or a joint status report. On October 14, 2016, the parties entered into an amended settlement agreement, which amended some of the non-monetary terms of the agreement. On the same day, plaintiff filed with the Court the amended settlement agreement together with an unopposed renewed motion for preliminary approval of the amended settlement. On December 22, 2016, the Court denied plaintiff’s renewed motion and directed the parties to file either a renewed motion for preliminary approval of the class action settlement or a joint status report within 70 days. On March 2, 2017, the parties entered into a second amended settlement agreement. On the same day, plaintiff filed the second amended settlement agreement together with an unopposed renewed motion for preliminary approval of the second amended settlement. On May 5, 2017, the Court preliminarily certified the class for settlement and approved the settlement, including the settlement amount, subject to certain changes to the settlement’s notice and administration provisions. Plaintiffs were provided until June 2, 2017 to file supplemental papers addressing the notice and administration issues the Court identified. Subsequently, the parties requested extensions of the deadline for filing supplemental papers in order to re-run and re-check data sets that will be used to provide notice to the class and distribute the settlement funds to class members. Because plaintiffs’ counsel raised additional questions and concerns, on July 19, 2017, the parties requested an

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

additional extension from the Court in order to address the issues presented, including modifications, if necessary, to the settlement agreement. At the parties’ request, the Court extended the deadline for filing supplemental papers to August 25, 2017.
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
On March 4, 2014, in response to a direction from the Ohio court, Die-Mension withdrew its original complaint and filed an amended complaint. The amended complaint contains the same substantive allegations as the original complaint, but limits the purported class to small businesses in Ohio that purchased the CreditBuilder product. On March 12, 2014, DBCC agreed to waive service of the amended complaint and on March 13, 2014, the Company agreed to waive service. On May 5, 2014, the Company and DBCC filed a Joint Motion to Transfer the litigation to the Western District of Washington. On June 9, 2014, the Ohio court issued an order granting the Defendants’ Joint Motion to Transfer. On June 22, 2014, the case was transferred to the Western District of Washington. Pursuant to an order entered on December 17, 2014 by the Washington court, this case was coordinated for pre-trial discovery purposes with related cases transferred to the Western District of Washington. On January 6, 2015, the Court entered a stipulation and order setting forth the case management schedule. On January 15, 2015, Defendants filed motions to dismiss the amended complaint. In response, Die-Mension filed a second amended complaint on March 13, 2015. On April 3, 2015, Defendants filed motions to dismiss the second amended complaint, and on May 22, 2015, Die-Mension filed its oppositions to the motions. Defendants filed reply briefs on June 12, 2015. On July 17, 2015, Die-Mension filed motions for class certification against the Company and DBCC. On September 9, 2015, the Washington court entered an order denying the Company’s motion to dismiss, and on September 10, 2015, it entered an order granting DBCC’s motion to dismiss without prejudice. At the request of the parties, on October 30, 2015, the Court entered an order striking plaintiff’s class certification motions without prejudice and striking all upcoming deadlines while the parties negotiated a written settlement agreement. On February 11, 2016, the parties entered into a written settlement term sheet, and on May 16, 2016, the parties executed a settlement agreement, which was subject to Court approval. On May 17, 2016, plaintiff filed an Unopposed Motion for Preliminary Approval of the Class Action Settlement. On August 9, 2016, the Court denied plaintiff’s motion without prejudice and directed the parties to file either a renewed motion for preliminary approval of the class action settlement or a joint status report. On October 14, 2016, the parties entered into an amended settlement agreement, which amended some of the non-monetary terms of the agreement. On the same day, plaintiff filed with the Court the amended settlement agreement together with an unopposed renewed motion for preliminary approval of the amended settlement. On December 22, 2016, the Court denied plaintiff’s renewed motion and directed the parties to file either a renewed motion for preliminary approval of the class action settlement or a joint status report within 70 days. On March 2, 2017, the parties entered into a second amended settlement agreement. On the same day, plaintiff filed the second amended settlement agreement together with an unopposed renewed motion for preliminary approval of the second amended settlement. On May 5, 2017, the Court preliminarily certified the class for settlement and approved the settlement, including the settlement amount, subject to certain changes to the settlement’s notice and administration provisions. Plaintiffs were provided until June 2, 2017 to file supplemental papers addressing the notice and administration issues the Court identified. Subsequently, the parties requested extensions of the deadline for filing supplemental papers in order to re-run and re-check data sets that will be used to provide notice to the class and distribute the settlement funds to class members. Because plaintiffs’ counsel raised additional questions and concerns, on July 19, 2017, the parties requested an additional extension from the Court in order to address the issues presented, including modifications, if necessary, to the settlement agreement. At the parties’ request, the Court extended the deadline for filing supplemental papers to August 25, 2017.
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
On March 31, 2014, the Company agreed to waive service of the complaint and on April 2, 2014, DBCC agreed to waive service. On June 13, 2014, the Company and DBCC filed a Joint Unopposed Motion to Transfer the litigation to the Western District of Washington. On July 2, 2014, the California court granted the Defendants’ Joint Motion to Transfer, and on July 8, 2014, the case was transferred to the Western District of Washington. Pursuant to an order entered on December 17, 2014 by the Washington court, this case was coordinated for pre-trial discovery purposes with related cases transferred to the Western District of Washington. On January 6, 2015, the Court entered a stipulation and order setting forth the case management schedule. On January 15, 2015, Defendants filed motions to dismiss the complaint. In response, plaintiffs filed an amended complaint on March 13, 2015. On April 3, 2015, Defendants filed motions to dismiss the amended complaint, and on May 22, 2015, plaintiffs filed their oppositions to the motions. Defendants filed reply briefs on June 12, 2015. On July 17, 2015, Plaintiffs filed motions for class certification against the Company and DBCC. On September 9, 2015, the Washington court entered an order denying the Company’s motion to dismiss. At the request of the parties, on October 30, 2015, the Court entered an order striking plaintiff’s class certification motions and DBCC’s motion to dismiss without prejudice and striking all upcoming deadlines while the parties negotiated a written settlement agreement. On February 11, 2016, the parties entered into a written settlement term sheet, and on May 16, 2016, the parties executed a settlement agreement, which was subject to Court approval. On May 17, 2016, plaintiffs filed an Unopposed Motion for Preliminary Approval of the Class Action Settlement. On August 9, 2016, the Court denied plaintiffs’ motion without prejudice and directed the parties to file either a renewed motion for preliminary approval of the class action settlement or a joint status report. On October 14, 2016, the parties entered into an amended settlement agreement, which amended some of the non-monetary terms of the agreement. On the same day, plaintiffs filed with the Court the amended settlement agreement together with an unopposed renewed motion for preliminary approval of the amended settlement. On December 22, 2016, the Court denied plaintiffs’ renewed motion and directed the parties to file either a renewed motion for preliminary approval of the class action settlement or a joint status report within 70 days. On March 2, 2017, the parties entered into a second amended settlement agreement. On the same day, plaintiff filed the second amended settlement agreement together with an unopposed renewed motion for preliminary approval of the second amended settlement. On May 5, 2017, the Court preliminarily certified the class for settlement and approved the settlement, including the settlement amount, subject to certain changes to the settlement’s notice and administration provisions. Plaintiffs were provided until June 2, 2017 to file supplemental papers addressing the notice and administration issues the Court identified. Subsequently, the parties requested extensions of the deadline for filing supplemental papers in order to re-run and re-check data sets that will be used to provide notice to the class and distribute the settlement funds to class members. Because plaintiffs’ counsel raised additional questions and concerns, on July 19, 2017, the parties requested an additional extension from the Court in order to address the issues presented, including modifications, if necessary, to the settlement agreement. At the parties’ request, the Court extended the deadline for filing supplemental papers to August 25, 2017.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

On June 18, 2014, DBCC agreed to waive service of the complaint and on June 26, 2014, the Company agreed to waive service of the complaint. On August 4, 2014, the Company and DBCC filed a Joint Unopposed Motion to Transfer the litigation to the Western District of Washington. On September 8, 2014, the North Carolina court granted the motion to transfer, and on September 9, 2014, the case was transferred to the Western District of Washington. Pursuant to an order entered on December 17, 2014 by the Washington court, this case was coordinated for pre-trial discovery purposes with related cases transferred to the Western District of Washington. On January 6, 2015, the Court entered a stipulation and order setting forth the case management schedule. On January 15, 2015, Defendants filed motions to dismiss the complaint. In response, Flow Sciences filed an amended complaint on March 13, 2015. On April 3, 2015, Defendants filed motions to dismiss the amended complaint, and on May 22, 2015, Flow Science filed its oppositions to the motions. Defendants filed reply briefs on June 12, 2015. On July 17, 2015, Flow Sciences filed motions for class certification against the Company and DBCC. On September 9, 2015, the Washington court entered an order denying the Company’s motion to dismiss and on October 19, 2015, it entered an order denying DBCC’s motion to dismiss. At the request of the parties, on October 30, 2015, the Court entered an order striking plaintiff’s class certification motions without prejudice and striking all upcoming deadlines while the parties negotiated a written settlement agreement. On February 11, 2016, the parties entered into a written settlement term sheet, and on May 16, 2016, the parties executed a settlement agreement, which was subject to Court approval. On May 17, 2016, plaintiff filed an Unopposed Motion for Preliminary Approval of the Class Action Settlement. On August 9, 2016, the Court denied plaintiff’s motion without prejudice and directed the parties to file either a renewed motion for preliminary approval of the class action settlement or a joint status report. On October 14, 2016, the parties entered into an amended settlement agreement, which amended some of the non-monetary terms of the agreement. On the same day, plaintiff filed with the Court the amended settlement agreement together with an unopposed renewed motion for preliminary approval of the amended settlement. On December 22, 2016, the Court denied plaintiff’s renewed motion and directed the parties to file either a renewed motion for preliminary approval of the class action settlement or a joint status report within 70 days. On March 2, 2017, the parties entered into a second amended settlement agreement. On the same day, plaintiff filed the second amended settlement agreement together with an unopposed renewed motion for preliminary approval of the second amended settlement. On May 5, 2017, the Court preliminarily certified the class for settlement and approved the settlement, including the settlement amount, subject to certain changes to the settlement’s notice and administration provisions. Plaintiffs were provided until June 2, 2017 to file supplemental papers addressing the notice and administration issues the Court identified. Subsequently, the parties requested extensions of the deadline for filing supplemental papers in order to re-run and re-check data sets that will be used to provide notice to the class and distribute the settlement funds to class members. Because plaintiffs’ counsel raised additional questions and concerns, on July 19, 2017, the parties requested an additional extension from the Court in order to address the issues presented, including modifications, if necessary, to the settlement agreement. At the parties’ request, the Court extended the deadline for filing supplemental papers to August 25, 2017.
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
On June 26, 2014, the Company agreed to waive service of the complaint, and on July 2, 2014, DBCC agreed to waive service. On July 29, 2014, the Company and DBCC filed a Joint Unopposed Motion to Transfer the litigation to the Western District of Washington. On July 31, 2014, the New Jersey court granted the Defendants’ Joint Motion to Transfer, and the case was transferred to the Western District of Washington on August 20, 2014. Pursuant to an order entered on December 17, 2014 by the Washington court, this case was coordinated for pre-trial discovery purposes with related cases transferred to the Western District of Washington. On January 6, 2015, the Court entered a stipulation and order setting forth the case management schedule. On January 15, 2015, Defendants filed motions to dismiss the complaint. In response, Altaflo filed an amended complaint on March 13, 2015. On April 3, 2015, Defendants filed motions to dismiss the amended complaint, and on May 22, 2015, Altaflo filed its oppositions to the motions. Defendants filed reply briefs on June 12, 2015. On July 17, 2015, Altaflo filed motions for class certification against the Company and DBCC. On September 9, 2015, the Washington court entered an order denying the Company’s motion to dismiss, and on October 19, 2015, it entered an order granting DBCC’s motion to dismiss without prejudice. At the request of the parties, on October 30, 2015, the Court entered an order striking

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

plaintiff’s class certification motions without prejudice and striking all upcoming deadlines while the parties negotiated a written settlement agreement. On February 11, 2016, the parties entered into a written settlement term sheet, and on May 16, 2016, the parties executed a settlement agreement, which was subject to Court approval. On May 17, 2016, plaintiff filed an Unopposed Motion for Preliminary Approval of the Class Action Settlement. On August 9, 2016, the Court denied plaintiff’s motion without prejudice and directed the parties to file either a renewed motion for preliminary approval of the class action settlement or a joint status report. On October 14, 2016, the parties entered into an amended settlement agreement, which amended some of the non-monetary terms of the agreement. On the same day, plaintiff filed with the Court the amended settlement agreement together with an unopposed renewed motion for preliminary approval of the amended settlement. On December 22, 2016, the Court denied plaintiff’s renewed motion and directed the parties to file either a renewed motion for preliminary approval of the class action settlement or a joint status report within 70 days. On March 2, 2017, the parties entered into a second amended settlement agreement. On the same day, plaintiff filed the second amended settlement agreement together with an unopposed renewed motion for preliminary approval of the second amended settlement. On May 5, 2017, the Court preliminarily certified the class for settlement and approved the settlement, including the settlement amount, subject to certain changes to the settlement’s notice and administration provisions. Plaintiffs were provided until June 2, 2017 to file supplemental papers addressing the notice and administration issues the Court identified. Subsequently, the parties requested extensions of the deadline for filing supplemental papers in order to re-run and re-check data sets that will be used to provide notice to the class and distribute the settlement funds to class members. Because plaintiffs’ counsel raised additional questions and concerns, on July 19, 2017, the parties requested an additional extension from the Court in order to address the issues presented, including modifications, if necessary, to the settlement agreement. At the parties’ request, the Court extended the deadline for filing supplemental papers to August 25, 2017.
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
A discovery conference with the Court was held on November 16, 2016, and a Joint Discovery Plan was entered by the Court. A discovery status conference with the Court was subsequently held on February 7, 2017. Discovery is now underway, and the parties have entered a discovery confidentiality agreement before proceeding with document productions and interrogatories. The parties are exploring whether to participate in mediation after the completion of document review in mid-September 2017. Discovery status conferences were held on April 27, 2017, June 2, 2017 and July 20, 2017. The next discovery status conference is scheduled for November 2017.

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
As discussed above, at the Court’s direction in the O&R Class Actions, the parties in the underlying Class Actions have negotiated amendments to the settlement agreement in the Class Actions and on October 14, 2016, plaintiffs filed a renewed motion seeking preliminary approval of the amended class action settlement. On December 22, 2016, the Court denied that motion without prejudice and directed the parties in the underlying Class Actions to file either a renewed motion for preliminary approval of the class action settlement or a joint status report within 70 days. On March 2, 2017, the parties entered into a second amended settlement agreement. On the same day, plaintiff filed the second amended settlement agreement together with an unopposed renewed motion for preliminary approval of the second amended settlement. On May 5, 2017, the Court preliminarily certified the class for settlement and approved the settlement, including the settlement amount, subject to certain changes to the settlement’s notice and administration provisions. Plaintiffs were provided until June 2, 2017 to file supplemental papers addressing the notice and administration issues the Court identified. Subsequently, the parties requested extensions of the deadline for filing supplemental papers in order to re-run and re-check data sets that will be used to provide notice to the class and distribute the settlement funds to class members. Because plaintiffs’ counsel raised additional questions and concerns, on July 19, 2017, the parties requested an additional extension from the Court in order to address the issues presented, including modifications, if necessary, to the settlement agreement. At the parties’ request, the Court extended the deadline for filing supplemental papers to August 25, 2017.
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
In accordance with ASC 450, a reserve was previously accrued by the Company for this matter in the consolidated financial statements during the second quarter of 2016. This matter was resolved and a settlement payment was made during the second quarter of 2017 consistent with the amount accrued.
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

Note 8 -- Income Taxes
For the three month and six month periods ended June 30, 2017, our effective tax rate was 29.4% and 30.4%, respectively, as compared to 42.9% and 34.0% for the three month and six month periods ended June 30, 2016, respectively. The lower effective tax rate in 2017 was primarily attributable to a higher non-deductible expense in the prior year period and higher non-taxable income in the current year period, both related to the legal reserve associated with the SEC and DOJ investigation of our China operations, partially offset by the impact of lower foreign tax credits in the current year period. See Note 7 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
For the three month and six month periods ended June 30, 2017, there are no known changes in our effective tax rate that either have had or that we expect may reasonably have a material impact on our operations or future performance.
The total amount of gross unrecognized tax benefits as of June 30, 2017 was $7.4 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $6.9 million, net of related tax benefits.
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
We recognize accrued interest expense related to unrecognized tax benefits in income tax expense. The total amount of interest expense recognized was $0.1 million for each of the three month and six month periods ended June 30, 2017, net of tax benefits, as compared to $0.1 million and $0.2 million, net of tax benefits, for the three month and six month periods ended June 30, 2016, respectively. The total amount of accrued interest as of June 30, 2017 was $0.4 million, net of tax benefits, as compared to $0.7 million, net of tax benefits, as of June 30, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

Note 9 -- Pension and Postretirement Benefits
The following table sets forth the components of the net periodic cost (income) associated with our pension plans and our postretirement benefit obligations:

	Pension Plans				Postretirement Benefit Obligations
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016	2017	2016	2017	2016
Components of Net Periodic Cost (Income):
Service Cost	$0.7	$0.8	$1.4	$1.5	$0.2	$0.2	$0.4	$0.4
Interest Cost	14.3	14.6	28.5	29.8	0.1	0.1	0.2	0.2
Expected Return on Plan Assets	(23.5)	(24.3)	(46.9)	(48.6)	—	—	—	—
Amortization of Prior Service Cost (Credit)	—	—	0.1	0.1	(0.2)	(0.4)	(0.6)	(0.8)
Recognized Actuarial Loss (Gain)	10.0	9.6	20.0	19.3	(0.4)	(0.4)	(0.6)	(0.8)
Net Periodic Cost (Income)	$1.5	$0.7	$3.1	$2.1	$(0.3)	$(0.5)	$(0.6)	$(1.0)
We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 that we expected to contribute approximately $29 million to our U.S. Non-Qualified plans and non-U.S. pension plans and approximately $2 million to our postretirement benefit plan for the year ended December 31, 2017. As of June 30, 2017, we have made contributions to our U.S. Non-Qualified and non-U.S. pension plans of $17.4 million and we have made contributions of $0.8 million to our postretirement benefit plan.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Americas	$333.6	$329.1	$648.1	$636.1
Non-Americas	72.1	69.7	139.1	137.7
Consolidated Total	$405.7	$398.8	$787.2	$773.8
Operating Income:
Americas	$77.1	$83.7	$133.8	$153.3
Non-Americas	20.6	14.2	39.4	27.2
Total Segments	97.7	97.9	173.2	180.5
Corporate and Other (1)	(21.3)	(51.4)	(55.9)	(80.8)
Consolidated Total	76.4	46.5	117.3	99.7
Non-Operating Income (Expense) - Net (2)	(12.9)	(13.4)	(28.9)	(25.6)
Income Before Provision for Income Taxes and Equity in Net Income of Affiliates	$63.5	$33.1	$88.4	$74.1

(1)	The following table summarizes “Corporate and Other:”

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Corporate Costs	$(21.2)	$(18.4)	$(42.7)	$(37.5)
Restructuring Expense	(7.5)	(5.9)	(16.5)	(15.6)
Acquisition-Related Costs (a)	(0.8)	(0.6)	(4.6)	(0.6)
Decrease/(Increase) of Accrual for Legal Matters (b)	8.0	(26.0)	8.0	(26.0)
Legal and Other Professional Fees and Shut-Down (Costs) Recoveries Related to Matters in China	0.2	(0.5)	(0.1)	(1.1)
Total Corporate and Other	$(21.3)	$(51.4)	$(55.9)	$(80.8)

(a) The acquisition-related costs (e.g., banker's fees) for the three month and six month periods ended June 30, 2017 were primarily related to the acquisition of Avention. See Note 13 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

(b)
The decrease in the accrued expenses for legal matters for the three month and six month periods ended June 30, 2017 is related to the SEC and DOJ investigation of our China operations. The accrued expenses for legal matters for the three month and six month periods ended June 30, 2016 is related to litigation (Jeffrey A. Thomas v. DBCC), net of an indemnification from the DBCC acquisition escrows, and the SEC and DOJ investigation of our China operations.

(2)	The following table summarizes “Non-Operating Income (Expense) - Net:”

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Interest Income	$0.4	$0.5	$0.8	$1.0
Interest Expense	(15.1)	(13.4)	(29.7)	(26.9)
Other Income (Expense) - Net (a)	1.8	(0.5)	—	0.3
Non-Operating Income (Expense) - Net	$(12.9)	$(13.4)	$(28.9)	$(25.6)

(a) The increase in Other Income - Net for the three month and six month periods ended June 30, 2017 as compared to the three month and six month periods ended June 30, 2016, was primarily due to an increase in dividend income from our minority-interest investments, partially offset by higher foreign exchange losses in 2017. In addition, during the six months ended June 30, 2017, we recorded a pre-tax loss of $0.7 million for the divestiture of the Benelux businesses related to a working capital adjustment. See Note 14 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Supplemental Geographic and Customer Solution Set Information:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Customer Solution Set Revenue:
Americas:
Risk Management Solutions	$183.3	$184.0	$365.3	$361.8
Sales & Marketing Solutions	150.3	145.1	282.8	274.3
Total Americas Revenue	$333.6	$329.1	$648.1	$636.1

Non-Americas:
Risk Management Solutions	$57.3	$58.1	$111.7	$114.7
Sales & Marketing Solutions	14.8	11.6	27.4	23.0
Total Non-Americas Revenue	$72.1	$69.7	$139.1	$137.7

Consolidated Total:
Risk Management Solutions	$240.6	$242.1	$477.0	$476.5
Sales & Marketing Solutions	165.1	156.7	310.2	297.3
Consolidated Total Revenue	$405.7	$398.8	$787.2	$773.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

	At June 30, 2017	At December 31, 2016
Assets:
Americas (3)	$1,426.6	$1,432.6
Non-Americas (4)	648.4	555.9
Total Segments	2,075.0	1,988.5
Corporate and Other (5)	178.7	220.7
Consolidated Total	$2,253.7	$2,209.2
Goodwill:
Americas	$645.2	$550.6
Non-Americas	125.0	101.3
Consolidated Total (6)	$770.2	$651.9

(3)
Total assets in the Americas segment at June 30, 2017 decreased by $6.0 million compared to December 31, 2016, primarily driven by a decrease in accounts receivable resulting from the cyclical sales pattern of our Americas business and a decrease in other intangible assets due to normal amortization, partially offset by an increase in total assets as the result of the acquisition of Avention in the first quarter of 2017. See Note 13 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

(4)
Total assets in the Non-Americas segment at June 30, 2017 increased by $92.5 million compared to December 31, 2016, primarily driven by a net increase in cash as a result of the cyclical pattern of collections in the segment, an increase due to the acquisition of Avention in the first quarter of 2017, and the positive impact of foreign currency translation.

(5)
Total assets in Corporate and Other at June 30, 2017 decreased by $42.0 million compared to December 31, 2016, primarily driven by a net decrease in cash and a decrease in net deferred tax assets due to the acquisition of Avention.

(6)	Goodwill increased by $118.3 million at June 30, 2017 compared to December 31, 2016, primarily as the result of the acquisition of Avention in the first quarter of 2017.
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
By their nature, all such instruments involve risk, including the credit risk of non-performance by counterparties. However, at June 30, 2017 and December 31, 2016, there was no significant risk of loss in the event of non-performance of the counterparties to these financial instruments. We control our exposure to credit risk through monitoring procedures.
Our trade receivables do not represent a significant concentration of credit risk at June 30, 2017 and December 31, 2016, because we sell to a large number of customers in different geographical locations and industries.
Interest Rate Risk Management
Our objective in managing our exposure to interest rates is to limit the impact of interest rate changes on our earnings, cash flows and financial position, and to lower our overall borrowing costs. To achieve these objectives, we maintain a policy that floating-rate debt be managed within a minimum and maximum range of our total debt exposure. To manage our exposure and limit volatility, we may use fixed-rate debt, floating-rate debt and/or interest rate swaps. We recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. As of June 30, 2017 and December 31, 2016, we did not have any interest rate derivatives outstanding.

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
As of June 30, 2017 and December 31, 2016, the notional amounts of our foreign exchange contracts were $253.2 million and $280.1 million, respectively.
Fair Values of Derivative Instruments in the Consolidated Balance Sheet

	Asset Derivatives				Liability Derivatives
	June 30, 2017		December 31, 2016		June 30, 2017		December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other Current Assets	$4.1	Other Current Assets	$1.5	Other Accrued & Current Liabilities	$1.1	Other Accrued & Current Liabilities	$1.4
Total derivatives not designated as hedging instruments		$4.1		$1.5		$1.1		$1.4
Total Derivatives		$4.1		$1.5		$1.1		$1.4
Our foreign exchange forward contracts are not designated as hedging instruments under authoritative guidance.
The Effect of Derivative Instruments on the Consolidated Statement of Operations and Comprehensive Income (Loss)

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2017	2016	2017	2016
Foreign exchange forward contracts	Non-Operating Income (Expenses) – Net	$3.2	$(7.4)	$4.8	$(6.8)
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
The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value. Level inputs, as defined by authoritative guidance, are as follows:

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
The following table summarizes fair value measurements by level at June 30, 2017 for assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Balance at June 30, 2017
Assets:
Cash Equivalents (1)	$207.5	$—	$—	$207.5
Other Current Assets:
Foreign Exchange Forwards (2)	$—	$4.1	$—	$4.1
Liabilities:
Other Accrued and Current Liabilities:
Foreign Exchange Forwards (2)	$—	$1.1	$—	$1.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

(1)	Cash equivalents represents fair value as it consists of highly-liquid investments with an initial term from the date of purchase by the Company to maturity of three months or less.

(2)	Primarily represents foreign currency forward contracts. Fair value is determined utilizing a market approach and considers a factor for nonperformance in the valuation.
There were no transfers between Levels 1 and 2 for the six months ended June 30, 2017. There were no transfers in or transfers out of Level 3 in the fair value hierarchy for the six months ended June 30, 2017.
The following table summarizes fair value measurements by level at December 31, 2016 for assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Balance at December 31, 2016
Assets:
Cash Equivalents (1)	$238.3	$—	$—	$238.3
Other Current Assets:
Foreign Exchange Forwards (2)	$—	$1.5	$—	$1.5
Liabilities:
Other Accrued and Current Liabilities:
Foreign Exchange Forwards (2)	$—	$1.4	$—	$1.4
Contingent Consideration (3)	$—	$—	$—	$—
Other Non-Current Liabilities:
Contingent Consideration (3)	$—	$—	$—	$—

(1)	Cash equivalents represents fair value as it consists of highly-liquid investments with an initial term from the date of purchase by the Company to maturity of three months or less.

(2)	Primarily represents foreign currency forward contracts. Fair value is determined utilizing a market approach and considers a factor for nonperformance in the valuation.

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
At June 30, 2017 and December 31, 2016, the fair value of cash and cash equivalents, accounts receivable, other receivables and accounts payable approximated carrying value due to the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on valuation models using discounted cash flow methodologies with market data inputs from globally recognized data providers and third-party quotes from major financial institutions (categorized as Level II in the fair value hierarchy), are as follows:

	Balance at
	June 30, 2017		December 31, 2016
	Carrying Amount (Asset) Liability	Fair Value (Asset) Liability	Carrying Amount (Asset) Liability	Fair Value (Asset) Liability
Short-term and Long-term Debt	$1,044.5	$1,068.6	$1,043.5	$1,063.1
Revolving Credit Facility	$292.1	$290.8	$199.8	$200.2
Term Loan Facility	$363.9	$370.7	$373.7	$383.6

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
During the three month and six month periods ended June 30, 2017 and 2016, we did not measure any assets or liabilities at fair value on a nonrecurring basis.

Note 12 --	Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (“AOCI”) as of June 30, 2017 and 2016:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Total
Balance, December 31, 2015	$(291.7)	$(673.8)	$(965.5)
Other Comprehensive Income Before Reclassifications	(12.3)	—	(12.3)
Amounts Reclassified From Accumulated Other Comprehensive Income, net of tax	—	11.6	11.6
Balance, June 30, 2016	$(304.0)	$(662.2)	$(966.2)

Balance, December 31, 2016	$(266.2)	$(683.4)	$(949.6)
Other Comprehensive Income Before Reclassifications	22.4	—	22.4
Amounts Reclassified From Accumulated Other Comprehensive Income, net of tax	—	12.3	12.3
Balance, June 30, 2017	$(243.8)	$(671.1)	$(914.9)
The following table summarizes the reclassifications out of AOCI as of June 30, 2017 and 2016:

Details About Accumulated Other Comprehensive Income Components	Affected Line Item in the Statement Where Net Income is Presented	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
		Three Months Ended June 30,		Six Months Ended June 30,
		2017	2016	2017	2016
Defined Benefit Pension Plans:
Amortization of Prior Service Costs	Selling and Administrative Expenses	$(0.1)	$(0.2)	$(0.3)	$(0.4)
	Operating Expenses	(0.1)	(0.1)	(0.2)	(0.2)
Amortization of Actuarial Gain/Loss	Selling and Administrative Expenses	6.3	6.2	12.6	12.4
	Operating Expenses	3.3	2.9	6.8	6.0
Total Before Tax		9.4	8.8	18.9	17.8
Tax (Expense) or Benefit		(3.3)	(3.0)	(6.6)	(6.2)
Total After Tax		$6.1	$5.8	$12.3	$11.6

Total Reclassifications for the Period, Net of Tax		$6.1	$5.8	$12.3	$11.6

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
The table below reflects the purchase price related to the acquisition and the resulting purchase allocation:

	Amortization Life (years)	Preliminary Purchase Price Allocation at March 31, 2017	Measurement Period Adjustment	Preliminary Purchase Price Allocation at June 30, 2017
Cash		$4.2	$—	$4.2
Accounts Receivable		13.6	—	13.6
Other Current Assets		2.3	—	2.3
Total Current Assets		$20.1	$—	$20.1
Intangible Assets:
Customer Relationships	10 to 12	31.2	1.0	32.2
Technology	6	15.8	(0.7)	15.1
Backlog	2	5.8	1.0	6.8
Goodwill	Indefinite	112.8	0.8	113.6
Other		5.3	—	5.3
Total Assets Acquired		$191.0	$2.1	$193.1

Deferred Revenue		$23.3	$(1.0)	$22.3
Deferred Tax Liability		7.7	3.1	10.8
Other Liabilities		5.8	—	5.8
Total Liabilities Assumed		$36.8	$2.1	$38.9
Total Purchase Price		154.2	—	154.2
Less:
Cash Assumed		(4.2)	—	(4.2)
Net Cash Consideration		$150.0	$—	$150.0
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

The preliminary fair values of the acquired assets and liabilities are subject to change within the one-year measurement period. We expect to continue to obtain information to determine the fair values of the net assets acquired at the acquisition date during the measurement period. Since the initial valuation reflected in our financial results as of March 31, 2017, we have allocated goodwill and intangible assets between our Americas and Non-Americas segments based on their respective projected cash flows. In addition, we recorded an adjustment to the deferred tax liability reflecting the allocation of intangible assets between segments. The above measurement period adjustments to the preliminary valuation of assets and liabilities resulted in a net increase of goodwill of $0.8 million in the second quarter of 2017. We expect to further analyze certain assumptions applied to the projected cash flow models utilized for allocating the goodwill and intangible assets between domestic and international reporting units. We expect to complete the purchase accounting process as soon as practicable but no later than one year from the acquisition date. We believe that the information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed. But, if facts and circumstances arise that necessitate change, we will adjust the associated fair values. Thus, the provisional measurements of fair value set forth above may be subject to further change.
Goodwill of $93.8 million and $19.8 million was assigned to our Americas and Non-Americas segment, respectively, at June 30, 2017. The value of the goodwill is primarily related to Avention’s capability associated with product development which provides potential growth opportunity in the Sales Acceleration space. In addition, we expect cost synergies as a result of the acquisition. The intangible assets, with useful lives from 2 to 12 years, are being amortized over a weighted-average useful life of 8.7 years utilizing a straight-line method, which approximates the timing of the benefits derived. The intangibles have been recorded within Other Intangibles in our unaudited consolidated balance sheet since the date of acquisition.
Tax Treatment of Goodwill
The goodwill acquired is not deductible for tax purposes.
Unaudited Pro Forma Financial Information
The following unaudited pro forma statements of operations data presents the combined results of Dun & Bradstreet and Avention, assuming that the acquisition had occurred on January 1, 2016.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Reported GAAP Revenue (1)	$405.7	$398.8	$787.2	$773.8
Add: Avention Preacquisition Revenue	—	15.0	—	29.6
Add: Deferred Revenue Fair Value Adjustment	2.7	(2.7)	5.0	(5.0)
Pro Forma Revenue	$408.4	$411.1	$792.2	$798.4

Reported GAAP Net Income Attributable to Dun & Bradstreet Common Shareholders (2)	$45.1	$18.8	$60.6	$48.8

Pro Forma Adjustments - Net of Income Tax:
Preacquisition Net Income (Losses)	—	(1.8)	—	(4.1)
Deferred Revenue Fair Value Adjustment	1.8	(1.8)	3.4	(3.4)
Amortization for Intangible Assets	—	(1.5)	—	(2.8)
Acquisition-Related Costs	—	—	2.8	(2.8)
Pro Forma Net Income Attributable to Dun & Bradstreet Common Shareholders	$46.9	$13.7	$66.8	$35.7

(1)	Reported GAAP revenue includes revenue from Avention since the acquisition date of $10.7 million and $22.3 million for the three month and six month periods ended June 30, 2017, respectively.

(2)
Reported GAAP Net Income Attributable to Dun & Bradstreet Common Shareholders includes net loss from Avention since the acquisition date of $3.3 million and $5.0 million for the three month and six month periods ended June 30, 2017, respectively.

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
Latin America
The sale was valued at $11 million, for which we received a five-year note with an interest rate of 2% per annum. We recorded a total pre-tax loss of $18.4 million in connection with the sale of the Latin America businesses for the year ended December 31, 2016. The loss was primarily attributable to the release of a cumulative foreign currency translation loss of $16.6 million. We also recognized a liability of $1.8 million related to our contingent liability to reimburse the purchasers for certain future severance payments and other employee benefit payments related to our former employees transferred to the buyer as part of the divestiture transaction. The liability was established based on our estimate of the probable outcome of the related contingent events. Our businesses in Latin America were historically included in our Americas segment. Transaction costs associated with the divestiture were $4.4 million, of which $4.3 million has been paid as of December 31, 2016 and included as “Cash Flows from Investing Activities” in our Consolidated Statements of Cash Flows for the year ended December 31, 2016. The remaining transaction costs of $0.1 million were paid in the first quarter of 2017.
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
Note 15 -- Goodwill and Other Intangibles
Computer Software and Goodwill:

	Computer Software	Goodwill
December 31, 2016	$108.1	$651.9
Acquisitions (1)	0.6	112.8
Additions at Cost (2)	12.7	—
Amortization	(7.7)	—
Other (3)	(0.1)	0.3
March 31, 2017	113.6	765.0
Acquisitions (1)	—	0.8
Additions at Cost (2)	14.5	—
Amortization	(7.8)	—
Other (3)	2.7	4.4
June 30, 2017	$123.0	$770.2

(1)	Computer Software and Goodwill - Related to the acquisition of Avention. See Note 13 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

(2)	Computer Software - Primarily due to software-related enhancements on products and the purchase of third party licenses.

(3)	Computer Software and Goodwill - Primarily due to the impact of foreign currency fluctuations.
Other Intangibles:

	Customer Relationships	Other Definite-Lived Intangibles	Other Indefinite-Lived Intangibles	Total
December 31, 2016 (4)	$74.6	$63.1	$158.4	$296.1
Acquisitions (5)	31.2	21.6	—	52.8
Additions at Cost	—	—	—	—
Amortization	(3.7)	(4.5)	—	(8.2)
Other	0.1	—	—	0.1
March 31, 2017 (4)	102.2	80.2	158.4	340.8
Acquisitions (5)	1.0	0.3	—	1.3
Additions at Cost	—	0.2	—	0.2
Amortization	(3.8)	(4.6)	—	(8.4)
Other	0.4	0.1	—	0.5
June 30, 2017 (4)	$99.8	$76.2	$158.4	$334.4

(4)	Customer Relationships - Net of accumulated amortization of $32.9 million, $28.8 million and $25.1 million as of June 30, 2017, March 31, 2017 and December 31, 2016, respectively.
Other Definite-Lived Intangibles - Net of accumulated amortization of $100.7 million, $95.4 million and $91.2 million as of June 30, 2017, March 31, 2017 and December 31, 2016, respectively.

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
As a result of the above amendment, we have updated our future contractual obligations as the following:

Contractual Obligations	2017	2018	2019	2020	2021	Thereafter	Total
Obligations to Outsourcers	$138.5	$76.7	$45.3	$36.3	$29.8	$12.4	$339.0

Note 17 -- Subsequent Events
Dividend Declaration
In August 2017, the Board of Directors approved the declaration of a dividend of $0.5025 per share of common stock for the third quarter of 2017. This cash dividend will be payable on September 8, 2017 to shareholders of record at the close of business on August 23, 2017.

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
Dun & Bradstreet® is the world’s leading source of commercial data, analytics and insight on businesses. Our global commercial database as of June 30, 2017 contained more than 265 million business records. We transform commercial data into valuable insight which is the foundation of our global solutions that customers rely on to make critical business decisions.
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
How We Manage Our Business
In addition to reporting generally accepted accounting principles in the United States of America (“GAAP”) results, the Company evaluates performance and reports on a total company basis and on a business segment level basis its results (such as revenue, operating income, operating income growth, operating margin, net income, tax rate and diluted earnings per share) on an “As Adjusted” basis. The term “As Adjusted” refers to the following: the elimination of the effect on revenue due to purchase accounting fair value adjustments to deferred revenue; restructuring charges; other non-core gains and charges that are not in the normal course of our business (such as gains and losses on sales of businesses, impairment charges and material tax and legal settlements); acquisition and divestiture-related fees (such as costs for bankers, legal fees, diligence costs, retention payments and contingent consideration adjustments); and acquisition-related intangible amortization expense. A recurring component excluded from our “As Adjusted” results is our restructuring charges, which we believe do not reflect our underlying business performance. Such charges are variable from period to period based upon actions identified and taken during each period. Additionally, our “As Adjusted” results exclude the results of Discontinued Operations. Management reviews operating results on an “As Adjusted” basis on a monthly basis and establishes internal budgets and forecasts based upon such measures. Management further establishes annual and long-term compensation such as salaries, target cash bonuses and target equity compensation amounts based on performance on an “As Adjusted” basis and a significant percentage weight is placed upon performance on an “As Adjusted” basis in determining whether performance objectives have been achieved. Management believes that by reflecting these adjustments to our GAAP financial measures, business leaders are provided incentives to recommend and execute actions that support our long-term growth strategy rather than being influenced by the potential impact one of these items can have in a particular period on their compensation. The Company adjusts for these items because they do not reflect the Company’s underlying business performance and they may have a disproportionate positive or negative impact on the results of its ongoing business operations. We believe that the use of our non-GAAP financial measures provides useful supplemental information to our investors.
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
We no longer report our Sales and Marketing Solutions as Traditional Prospecting Solutions or use the prior definition of Advanced Marketing Solutions and we no longer report our total revenue on a Direct or Alliances & Partners basis.
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
The following table presents the contribution by segment to revenue:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenue:
Americas	82%	83%	82%	82%
Non-Americas	18%	17%	18%	18%
The following table presents contributions by customer solution set to revenue:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Revenue by Customer Solution Set:
Risk Management Solutions	59%	61%	61%	62%
Sales & Marketing Solutions	41%	39%	39%	38%
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

Consolidated Revenue
The following table presents our total revenue by segment:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(Amounts in millions)		(Amounts in millions)
Revenue:
Americas	$333.6	$329.1	$648.1	$636.1
Non-Americas	72.1	69.7	139.1	137.7
Total Revenue	$405.7	$398.8	$787.2	$773.8
The following table presents our total revenue by customer solution set:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(Amounts in millions)		(Amounts in millions)
Revenue:
Risk Management Solutions	$240.6	$242.1	$477.0	$476.5
Sales & Marketing Solutions	165.1	156.7	310.2	297.3
Total Revenue	$405.7	$398.8	$787.2	$773.8
Three Months Ended June 30, 2017 vs. Three Months Ended June 30, 2016
Total revenue increased $6.9 million, or 2% (both after and before the effect of foreign exchange), for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. The increase in total revenue was driven by an increase in Americas total revenue of $4.5 million, or 1% (both after and before the effect of foreign exchange) and an increase in Non-Americas total revenue of $2.4 million, or 3% (7% increase before the effect of foreign exchange).
We acquired a 100% equity interest in Avention during the first quarter of 2017 and a 100% equity interest in Dun & Bradstreet Credibility Corp (“DBCC”) during the second quarter of 2015. The impact of the deferred revenue fair value adjustment was a reduction to revenue of $2.7 million and $0.5 million for the three months ended June 30, 2017 and 2016, respectively. See Note 13 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further details on the Avention acquisition.
We divested our operations in the Netherlands and Belgium in November 2016 and our operations in Latin America in September 2016.
Customer Solution Sets
On a customer solution set basis, total revenue reflects:

•
A $1.5 million, or 1% decrease (less than 1% decrease before the effect of foreign exchange), in Risk Management Solutions. The decrease was driven by a decrease in revenue in Non-Americas of $0.8 million, or 2% (2% increase before the effect of foreign exchange) and a decrease in revenue in Americas of $0.7 million, or less than 1% (both after and before the effect of foreign exchange); and

•
An $8.4 million, or 5% increase (6% increase before the effect of foreign exchange), in Sales & Marketing Solutions. The increase was driven by an increase in revenue in Americas of $5.2 million, or 4% (both after and before the effect of foreign exchange) and an increase in Non-Americas of $3.2 million, or 29% (36% increase before the effect of foreign exchange).

Six Months Ended June 30, 2017 vs. Six Months Ended June 30, 2016
Total revenue increased $13.4 million, or 2% (both after and before the effect of foreign exchange), for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. The increase in total revenue was driven by an increase in Americas total revenue of $12.0 million, or 2% (both after and before the effect of foreign exchange) and an increase in Non-Americas total revenue of $1.4 million, or 1% (6% increase before the effect of foreign exchange).

We acquired a 100% equity interest in Avention during the first quarter of 2017 and a 100% equity interest in Dun & Bradstreet Credibility Corp (“DBCC”) during the second quarter of 2015. The impact of the deferred revenue fair value adjustment was a reduction to revenue of $5.0 million and $3.1 million for the six months ended June 30, 2017 and 2016, respectively. See Note 13 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further details on the Avention acquisition.
We divested our operations in the Netherlands and Belgium in November 2016 and our operations in Latin America in September 2016.
Customer Solution Sets
On a customer solution set basis, total revenue reflects:

•
A $0.5 million, or less than 1% increase (1% increase before the effect of foreign exchange), in Risk Management Solutions. The increase was driven by an increase in revenue in Americas of $3.5 million, or 1% (both after and before the effect of foreign exchange), partially offset by a decrease in revenue in Non-Americas of $3.0 million, or 3% (1% increase before the effect of foreign exchange); and

•
A $12.9 million, or 4% increase (5% increase before the effect of foreign exchange), in Sales & Marketing Solutions. The increase was driven by an increase in revenue in Americas of $8.5 million, or 3% (both after and before the effect of foreign exchange) and an increase in Non-Americas of $4.4 million, or 20% (27% increase before the effect of foreign exchange).

Recent Developments
Shanghai Roadway D&B Marketing Services Co. Ltd.
On March 18, 2012, we announced we had temporarily suspended our Shanghai Roadway D&B Marketing Services Co. Ltd. (“Roadway”) operations in China, pending an investigation into allegations that its data collection practices may have violated local Chinese consumer data privacy laws. Thereafter, the Company decided to permanently cease the operations of Roadway. In addition, we have been reviewing certain allegations that we may have violated the Foreign Corrupt Practices Act and certain other laws in our China operations. As previously reported, we have voluntarily contacted the Securities and Exchange Commission (“SEC”) and the United States Department of Justice (“DOJ”) to advise both agencies of our investigation, which has now ended, although we are continuing to meet with representatives of both the SEC and DOJ to fully resolve the matter.
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
Although our discussions with both the SEC and DOJ are ongoing, we do not believe that the ultimate outcome will be material to our business, financial condition or results of operations. Based on our discussions with the SEC and DOJ, including indications from the SEC of its estimate of the amount of net benefit potentially earned by the Company as a result of the challenged activities, we continue to believe that it is probable that the Company will incur a loss related to the government’s investigation.  We continue to have follow-up meetings with the SEC and DOJ, most recently meeting with the SEC in July 2017 and separately with the DOJ also in July 2017, and the parties are still discussing the evidence and other factors to help bring this matter to resolution. In accordance with ASC 450, we have adjusted the amount in respect of this matter that has been accrued in the consolidated financial statements.

Consolidated Operating Costs
The following table presents our consolidated operating costs and operating income for the three month and six month periods ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(Amounts in millions)		(Amounts in millions)
Operating Expenses	$139.7	$133.0	$281.7	$265.4
Selling and Administrative Expenses	162.7	196.1	333.4	359.4
Depreciation and Amortization	19.4	17.3	38.3	33.7
Restructuring Charge	7.5	5.9	16.5	15.6
Operating Costs	$329.3	$352.3	$669.9	$674.1
Operating Income	$76.4	$46.5	$117.3	$99.7
Operating Expenses
Operating expenses increased $6.7 million, or 5%, and $16.3 million, or 6%, for the three month and six month periods ended June 30, 2017, respectively, compared to the three month and six month periods ended June 30, 2016, respectively. The increase was primarily due to the following:

•	Increased compensation and data costs as a result of investments in our strategy; and

•	Increased costs as a result of the acquisition of Avention during the first quarter of 2017;
partially offset by:

•	Lower costs as a result of the divestiture of our Benelux operations during the fourth quarter of 2016; and

•	Decreased costs as a result of our cost reduction efforts.
Selling and Administrative Expenses
Selling and administrative expenses decreased $33.4 million, or 17%, and $26.0 million, or 7%, for the three month and six month periods ended June 30, 2017, respectively, compared to the three month and six month periods ended June 30, 2016, respectively. The decrease was primarily due to:

•
Lower costs resulting from accrued expenses for legal matters recorded in the second quarter of 2016 and a decrease of accrued expenses for legal matters, in the second quarter of 2017, related to the SEC and DOJ investigation of our China operations. See Note 7 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q; and

•	Lower costs as a result of the divestiture of our Benelux operations during the fourth quarter of 2016;
partially offset by:

•	Increased compensation costs as a result of investments in our strategy; and

•	Increased costs as a result of the acquisition of Avention during the first quarter of 2017.

Matters Impacting Both Operating Expenses and Selling and Administrative Expenses
Pension, Postretirement and 401(k) Plan
We had net pension cost of $1.5 million and $3.1 million for the three month and six month periods ended June 30, 2017, respectively, compared with $0.7 million and $2.1 million for the three month and six month periods ended June 30, 2016, respectively. The net pension cost in 2017 was negatively impacted by a lower expected return on plan assets driven by a lower long-term rate of return assumption at January 1, 2017 for our U.S. Qualified Plan. For 2017, we use a long-term rate of return of 7.00%, compared to 7.25% for 2016. Additionally, the pension cost in 2017 was negatively impacted by higher amortization of actuarial loss due to a lower discount rate at January 1, 2017. The decrease in income was partially offset by a lower interest cost, also driven by a lower discount rate at January 1, 2017. The weighted average discount rate applied to the projected benefit obligation for our pension plans globally at January 1, 2017 was 3.62%, a 22 basis points decrease from the 3.84% discount rate used for 2016.
We had net postretirement benefit income of $0.3 million and $0.6 million for the three month and six month periods ended June 30, 2017, respectively, compared with $0.5 million and $1.0 million for the three month and six month periods ended June 30, 2016, respectively. Lower postretirement benefit income in 2017 was primarily due to higher amortization of actuarial gains in the prior year period as a result of better actual plan experience in 2015.
We had expense associated with our 401(k) Plan of $2.7 million and $6.9 million for the three month and six month periods ended June 30, 2017, respectively, compared with $2.9 million and $6.7 million for the three month and six month periods ended June 30, 2016, respectively. Fluctuations in the expense for our 401(k) Plan were driven by company matching contributions associated with employee compensation.
Stock-Based Compensation
For the three month and six month periods ended June 30, 2017, we recognized total stock-based compensation expense of $5.5 million and $10.9 million, respectively, compared to $5.3 million and $9.7 million for the three month and six month periods ended June 30, 2016, respectively.
Expense associated with restricted stock unit programs was $5.2 million and $10.1 million for the three month and six month periods ended June 30, 2017, respectively, compared to $5.0 million and $9.0 million for the three month and six month periods ended June 30, 2016, respectively. The increase for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 was primarily due to our increased use of performance-based restricted stock units. The increase for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 was primarily due to higher payouts of our performance-based restricted stock units during 2017 as well as higher forfeitures in 2016.
Expense associated with our Employee Stock Purchase Plan (“ESPP”) was $0.3 million and $0.8 million for the three month and six month periods ended June 30, 2017, respectively, compared to $0.3 million and $0.6 million for the three month and six month periods ended June 30, 2016, respectively. The increase was primarily due to a higher level of participation in 2017.
We had no expense associated with our stock option programs for the three month and six month periods ended June 30, 2017, respectively, compared to less than $0.1 million and $0.1 million for the three month and six month periods ended June 30, 2016, respectively.
We expect total equity-based compensation of approximately $23 million for 2017. We consider these costs to be part of our compensation costs and, therefore, they are included in operating expenses and in selling and administrative expenses, based upon the classifications of the underlying compensation costs.
Depreciation and Amortization
Depreciation and amortization increased $2.1 million, or 12%, and $4.6 million, or 14%, for the three month and six month periods ended June 30, 2017, respectively, as compared to the three month and six month periods ended June 30, 2016, respectively. The increase in depreciation and amortization was primarily due to the acquisition of Avention during the first quarter of 2017, partially offset by the completion of the depreciable lives of certain assets.
Restructuring Charge
We recorded restructuring charges of $7.5 million and $16.5 million for the three month and six month periods ended June 30, 2017, respectively, as compared to $5.9 million and $15.6 million for the three month and six month periods ended

June 30, 2016, respectively. See Note 3 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further detail.
Interest Income (Expense) — Net
The following table presents our “Interest Income (Expense) – Net” for the three month and six month periods ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(Amounts in millions)		(Amounts in millions)
Interest Income	$0.4	$0.5	$0.8	$1.0
Interest Expense	(15.1)	(13.4)	(29.7)	(26.9)
Interest Income (Expense) – Net	$(14.7)	$(12.9)	$(28.9)	$(25.9)
Interest income decreased $0.1 million and $0.2 million for the three month and six month periods ended ended June 30, 2017, respectively, as compared to the three month and six month periods ended June 30, 2016. The decrease in interest income was primarily attributable to lower average interest rates on invested cash.
Interest expense increased $1.7 million and $2.8 million for the three month and six month periods ended ended June 30, 2017, respectively, as compared to the three month and six month periods ended June 30, 2016. The increase in interest expense was primarily attributable to higher average interest rates on our outstanding debt balances.

Other Income (Expense) — Net
The following table presents our “Other Income (Expense) — Net” for the three month and six month periods ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(Amounts in millions)		(Amounts in millions)
Loss on Sale of Businesses (a)	$—	$—	$(0.7)	$—
Miscellaneous Other Income (Expense) – Net (b)	1.8	(0.5)	0.7	0.3
Other Income (Expense) – Net	$1.8	$(0.5)	$—	$0.3

(a)
During the six months ended June 30, 2017, we recorded an additional pre-tax loss of $0.7 million for the divestiture of the Benelux businesses related to a working capital adjustment. See Note 14 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further detail.

(b)
Other Income - Net increased during the three month and six month periods ended June 30, 2017, as compared to the three month and six month periods ended June 30, 2016. The increase was primarily due to an increase in dividend income from our minority-interest investments, partially offset by higher foreign exchange losses in 2017.

Provision for Income Taxes
For the three month and six month periods ended June 30, 2017, our effective tax rate was 29.4% and 30.4%, respectively, as compared to 42.9% and 34.0% for the three month and six month periods ended June 30, 2016, respectively. The lower effective tax rate in 2017 was primarily attributable to a higher non-deductible expense in the prior year period and higher non-taxable income in the current year period, both related to the legal reserve associated with the SEC and DOJ investigation of our China operations, partially offset by the impact of lower foreign tax credits in the current year period. See Note 7 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
For the three month and six month periods ended June 30, 2017, there are no known changes in our effective tax rate that either have had or that we expect may reasonably have a material impact on our operations or future performance.

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
The following table sets forth our EPS for the three month and six month periods ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
Basic Earnings Per Share of Common Stock:
Income from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$1.22	$0.52	$1.66	$1.35
Loss from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	—	—	(0.02)	—
Net Income Attributable to Dun & Bradstreet Common Shareholders	$1.22	$0.52	$1.64	$1.35
Diluted Earnings Per Share of Common Stock:
Income from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$1.22	$0.51	$1.65	$1.34
Loss from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	—	—	(0.02)	—
Net Income Attributable to Dun & Bradstreet Common Shareholders	$1.22	$0.51	$1.63	$1.34
For the three month and six month periods ended June 30, 2017, basic EPS attributable to Dun & Bradstreet common shareholders increased 135% and 21%, respectively, compared with the three month and six month periods ended June 30, 2016, respectively. For the three month and six month periods ended June 30, 2017, diluted EPS attributable to Dun & Bradstreet common shareholders increased 139% and 22%, respectively, compared with the three month and six month periods ended June 30, 2016, respectively. The increases for basic and diluted EPS were primarily due to higher net income from continuing operations in 2017 largely driven by accrued expenses for legal matters recorded in the second quarter of 2016 and a decrease of accrued expenses for legal matters, in the second quarter of 2017, related to the SEC and DOJ investigation of our China operations.
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
Americas
Americas is our largest segment, representing 82% and 83% of our total revenue for the three months ended June 30, 2017 and 2016, respectively, as compared to 82% of our total revenue for each of the six months ended June 30, 2017 and 2016.

The following table presents our Americas revenue by customer solution set and Americas operating income for the three month and six month periods ended June 30, 2017 and 2016:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(Amounts in millions)		(Amounts in millions)
Revenue:
Risk Management Solutions	$183.3	$184.0	$365.3	$361.8
Sales & Marketing Solutions	150.3	145.1	282.8	274.3
Americas Total Revenue	$333.6	$329.1	$648.1	$636.1
Operating Income	$77.1	$83.7	$133.8	$153.3
Three Months Ended June 30, 2017 vs. Three Months Ended June 30, 2016
Americas Overview
Americas total revenue increased $4.5 million, or 1% (both after and before the effect of foreign exchange), for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. We acquired a 100% equity interest in Avention during the first quarter of 2017 and a 100% equity interest in DBCC during the second quarter of 2015. The impact of the deferred revenue fair value adjustment was a reduction to revenue of $3.2 million and $0.5 million for the three months ended June 30, 2017 and 2016, respectively. See Note 13 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further details on the Avention acquisition.
Americas Customer Solution Sets
On a customer solution set basis, the $4.5 million increase in total revenue for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, reflects:
Risk Management Solutions
A decrease in Risk Management Solutions of $0.7 million, or less than 1% (both after and before the effect of foreign exchange) attributable to:

Trade Credit, which accounted for 67% of total Americas Risk Management Solutions, decreased 3% (both after and before the effect of foreign exchange), primarily due to:

•	Decreased revenue associated with our legacy Other Trade Credit products and our D&B Credit Suite;

partially offset by:

•	Increased revenue from our new Analytics product offerings.

Other Enterprise Risk Management, which accounted for 33% of total Americas Risk Management Solutions, increased 6% (both after and before the effect of foreign exchange), primarily due to:

•	Increased revenue from our risk data offerings and our Supply and Compliance products; and

•	Increased revenue driven by certain products within our emerging business channel.

Sales & Marketing Solutions
An increase in Sales & Marketing Solutions of $5.2 million, or 4% (both after and before the effect of foreign exchange) attributable to:
Sales Acceleration Solutions, which accounted for 44% of total Americas Sales & Marketing Solutions, increased 9% (both after and before the effect of foreign exchange), primarily due to:

•	Increased revenue associated with the acquisition of Avention in the first quarter of 2017; and

•	Increased revenue from our S&MS Analytics product offerings;

partially offset by:

•	Decreased revenue in legacy Hoover's due to declining sales performance in the prior year.
Advanced Marketing Solutions, which accounted for 56% of total Americas Sales & Marketing Solutions, decreased 1% (both after and before the effect of foreign exchange), primarily due to:

•	Decline in our Optimizer product, resulting from a large customer reducing its spend partially due to its strategic decision to move away from the B2B part of its business;
partially offset by:

•	Increased revenue through our D&B Direct and Audience Solutions offerings.
Americas Operating Income
Americas operating income for the three months ended June 30, 2017 was $77.1 million, compared to $83.7 million for the three months ended June 30, 2016, a decrease of $6.6 million, or 8%. The decrease in operating income was primarily attributable to:

•	Increased costs as a result of the acquisition of Avention during the first quarter of 2017; and

•	Increased compensation and data costs as a result of investments in our strategy;
partially offset by:

•	Increased revenue primarily associated with the acquisition of Avention during the first quarter of 2017; and

•	Decreased costs as a result of our cost reduction efforts.
Six Months Ended June 30, 2017 vs. Six Months Ended June 30, 2016
Americas Overview
Americas total revenue increased $12.0 million, or 2% (both after and before the effect of foreign exchange), for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. We acquired a 100% equity interest in Avention during the first quarter of 2017 and a 100% equity interest in DBCC during the second quarter of 2015. The impact of the deferred revenue fair value adjustment was a reduction to revenue of $5.0 million and $3.1 million for the six months ended June 30, 2017 and 2016, respectively. See Note 13 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further details on the Avention acquisition.
Americas Customer Solution Sets
On a customer solution set basis, the $12.0 million increase in total revenue for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, reflects:
Risk Management Solutions
An increase in Risk Management Solutions of $3.5 million, or 1% (both after and before the effect of foreign exchange) attributable to:

Trade Credit, which accounted for 67% of total Americas Risk Management Solutions, decreased 3% (both after and before the effect of foreign exchange), primarily due to:

•	Decreased revenue associated with our legacy Other Trade Credit products and our D&B Credit Suite; and

•	Decreased revenue due to the timing of a government contract;

partially offset by:

•	Increased revenue from our new Analytics product offerings; and

•	Increased revenue from our Latin America Worldwide Network Partnership.

Other Enterprise Risk Management, which accounted for 33% of total Americas Risk Management Solutions, increased 11% (both after and before the effect of foreign exchange), primarily due to:

•	Increased revenue driven by certain products within our emerging business channel; and

•	Increased revenue from our risk data offerings and our Compliance product.
Sales & Marketing Solutions
An increase in Sales & Marketing Solutions of $8.5 million, or 3% (both after and before the effect of foreign exchange) attributable to:
Sales Acceleration Solutions, which accounted for 48% of total Americas Sales & Marketing Solutions, increased 10% (both after and before the effect of foreign exchange), primarily due to:

•	Increased revenue associated with the acquisition of Avention in the first quarter of 2017; and

•	Increased revenue from our S&MS Analytics product offerings;

partially offset by:

•	Decreased revenue in legacy Hoover's due to declining sales performance in the prior year.
Advanced Marketing Solutions, which accounted for 52% of total Americas Sales & Marketing Solutions, decreased 3% (both after and before the effect of foreign exchange), primarily due to:

•	Decline in our Optimizer product, resulting from a large customer reducing its spend partially due to its strategic decision to move away from the B2B part of its business;
partially offset by:

•	Increased revenue through our D&B Direct and Audience Solutions offerings.
Americas Operating Income
Americas operating income for the six months ended June 30, 2017 was $133.8 million, compared to $153.3 million for the six months ended June 30, 2016, a decrease of $19.5 million, or 13%. The decrease in operating income was primarily attributable to:

•	Increased costs as a result of the acquisition of Avention during the first quarter of 2017; and

•	Increased compensation and data costs as a result of investments in our strategy;
partially offset by:

•	Increased revenue primarily associated with the acquisition of Avention during the first quarter of 2017; and

•	Decreased costs as a result of our cost reduction efforts.

Non-Americas
Non-Americas represented 18% and 17% of our total revenue for the three months ended June 30, 2017 and 2016, respectively. Non-Americas represented 18% of our total revenue for each of the six months ended June 30, 2017 and 2016.
The following table presents our Non-Americas revenue by customer solution set and Non-Americas operating income for the three month and six month periods ended June 30, 2017 and 2016.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017	2016	2017	2016
	(Amounts in millions)		(Amounts in millions)
Revenue:
Risk Management Solutions	$57.3	$58.1	$111.7	$114.7
Sales & Marketing Solutions	14.8	11.6	27.4	23.0
Non-Americas Total Revenue	$72.1	$69.7	$139.1	$137.7
Operating Income	$20.6	$14.2	$39.4	$27.2
Three Months Ended June 30, 2017 vs. Three Months Ended June 30, 2016
Non-Americas Overview
Non-Americas total revenue increased $2.4 million, or 3% (7% increase before the effect of foreign exchange), for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016. We acquired a 100% equity interest in Avention during the first quarter of 2017. See Note 13 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further details on the Avention acquisition.
Non-Americas Customer Solution Sets
On a customer solution set basis, the $2.4 million increase in Non-Americas total revenue for the three months ended June 30, 2017, as compared to the three months ended June 30, 2016, reflects:
Risk Management Solutions
A decrease in Risk Management Solutions of $0.8 million, or 2% (2% increase before the effect of foreign exchange) attributable to:
Trade Credit, which accounted for 72% of total Non-Americas Risk Management Solutions, decreased 2% (4% increase before the effect of foreign exchange), primarily due to:

•	The negative impact of foreign exchange;
partially offset by:

•	Increased revenue from our Worldwide Network Partnerships, including the impact of the conversion of our Benelux operations to our Worldwide Network Partnerships.
Other Enterprise Risk Management, which accounted for 28% of total Non-Americas Risk Management Solutions, decreased 1% (2% decrease before the effect of foreign exchange), primarily due to:

•	The divestiture of our Benelux operations during the fourth quarter of 2016;
partially offset by:

•	Increased use of various risk products in our China market by new and existing customers.

Sales & Marketing Solutions
An increase in Sales & Marketing Solutions of $3.2 million, or 29% (36% increase before the effect of foreign exchange) attributable to:
Sales Acceleration Solutions, which accounted for 57% of total Non-Americas Sales & Marketing Solutions, increased 80% (84% increase before the effect of foreign exchange) primarily due to the acquisition of Avention during the first quarter of 2017.
Advanced Marketing Solutions, which accounted for 43% of total Non-Americas Sales & Marketing Solutions, decreased 7% (less than 1% increase before the effect of foreign exchange), primarily due to:

•	The divestiture of our Benelux operations during the fourth quarter of 2016; and

•	The negative impact of foreign exchange;
partially offset by:

•	An increase in purchases by our Worldwide Network partners primarily for fulfillment services and product usage.

Non-Americas Operating Income

Non-Americas operating income for the three months ended June 30, 2017 was $20.6 million, compared to $14.2 million for the three months ended June 30, 2016, an increase of $6.4 million, or 46%. The increase was primarily due to:

•	Lower costs as a result of the divestiture of our Benelux operations during the fourth quarter of 2016; and

•	An increase in revenue primarily due to the acquisition of Avention during the first quarter of 2017;
partially offset by:

•	Increased compensation, technology and data expenses.
Six Months Ended June 30, 2017 vs. Six Months Ended June 30, 2016
Non-Americas Overview
Non-Americas total revenue increased $1.4 million, or 1% (6% increase before the effect of foreign exchange), for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016. We acquired a 100% equity interest in Avention during the first quarter of 2017. See Note 13 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further details on the Avention acquisition.
Non-Americas Customer Solution Sets
On a customer solution set basis, the $1.4 million increase in Non-Americas total revenue for the six months ended June 30, 2017, as compared to the six months ended June 30, 2016, reflects:
Risk Management Solutions
A decrease in Risk Management Solutions of $3.0 million, or 3% (1% increase before the effect of foreign exchange) attributable to:
Trade Credit, which accounted for 74% of total Non-Americas Risk Management Solutions, decreased less than 1% (6% increase before the effect of foreign exchange), primarily due to:

•	The negative impact of foreign exchange; and

•	Decreased revenue from various risk products, primarily due to declining sales performance in prior quarters;
partially offset by:

•	Increased revenue from our Worldwide Network Partnerships, including the impact of the conversion of our Benelux operations to our Worldwide Network Partnerships.

Other Enterprise Risk Management, which accounted for 26% of total Non-Americas Risk Management Solutions, decreased 9% (both after and before the effect of foreign exchange), primarily due to:

•	The divestiture of our Benelux operations during the fourth quarter of 2016;
partially offset by:

•	Increased use of various risk products in our China market by new and existing customers.
Sales & Marketing Solutions
An increase in Sales & Marketing Solutions of $4.4 million, or 20% (27% increase before the effect of foreign exchange) attributable to:
Sales Acceleration Solutions, which accounted for 49% of total Non-Americas Sales & Marketing Solutions, increased 49% (52% increase before the effect of foreign exchange), primarily due to:

•	The acquisition of Avention during the first quarter of 2017;
partially offset by:

•	Decreased project revenue in our marketing business in China.
Advanced Marketing Solutions, which accounted for 51% of total Non-Americas Sales & Marketing Solutions, increased 1% (10% increase before the effect of foreign exchange), primarily due to:

•	An increase in purchases by our Worldwide Network partners primarily for fulfillment services and product usage;
partially offset by:

•	The divestiture of our Benelux operations during the fourth quarter of 2016; and

•	The negative impact of foreign exchange.

Non-Americas Operating Income

Non-Americas operating income for the six months ended June 30, 2017 was $39.4 million, compared to $27.2 million for the six months ended June 30, 2016, an increase of $12.2 million, or 45%. The increase was primarily due to:

•	Lower costs as a result of the divestiture of our Benelux operations during the fourth quarter of 2016; and

•	An increase in revenue primarily due to the acquisition of Avention during the first quarter of 2017;
partially offset by:

•	Increased compensation, technology and data expenses; and

•	The negative impact of foreign exchange.
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
In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are identifying the following important factors that, individually or in the aggregate, could cause actual results to differ materially from those contained in any forward-looking statements made by us; any such statement is qualified by reference to the following cautionary factors: (i) reliance on third parties to support critical components of our business model; (ii) our ability to protect our information technology infrastructure against cyber attack and unauthorized access; (iii) risks associated with potential violations of the Foreign Corrupt Practices Act and similar laws; (iv) customer demand for our products; (v) the successful implementation of our business strategy; (vi) the integrity and security of our global databases and data centers; (vii) our ability to maintain the integrity of our brand and reputation; (viii) our ability to renew large contracts and the related revenue recognition and timing thereof; (ix) the impact of macro-economic challenges on our customers and vendors; (x) future laws or regulations with respect to the collection, compilation, storage, use, cross-border transfer, publication and/or sale of information and adverse publicity or litigation concerning the commercial use of such information; (xi) our ability to acquire and successfully integrate other businesses, products and technologies; (xii) adherence by third-party members of our Dun & Bradstreet Worldwide Network, or other third parties who license and sell under the Dun & Bradstreet name, to our quality standards and to the renewal of their agreements with Dun & Bradstreet; (xiii) the effects of foreign and evolving economies, exchange rate fluctuations, legislative or regulatory requirements and the implementation or modification of fees or taxes to collect, compile, store, use, transfer cross-border, publish and/or sell data; and (xiv) the other factors described under the headings “Risk Factors,” “Management’s Discussion and Analysis,” “Legal Proceedings” and elsewhere in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K, our other Quarterly Reports on Form 10-Q and the Company’s other reports or documents filed or furnished with the Securities and Exchange Commission.
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
We believe that cash provided by operating activities, supplemented as needed with available financing arrangements, is sufficient to meet our short-term needs (12 months or less), including restructuring payments, our capital investments, contractual obligations and contingencies (see Note 7 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q), excluding the legal matters identified in such note for which exposures cannot be estimated or are not probable. We have the ability to access the short-term borrowings market to supplement the seasonality in the timing of receipts in order to fund our working capital needs. Such borrowings would be supported by our $1 billion revolving credit facility, when needed. Our future capital requirements will depend on many factors that are difficult to predict, including the size, timing and structure of any future acquisitions, future capital investments, the ultimate resolution of issues arising from the investigations regarding potential Foreign Corrupt Practices Act (“FCPA”) violations in our China operations and future results of operations.
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
Our $1 billion revolving credit facility, which matures July 2019, requires the maintenance of interest coverage and total debt to Earnings Before Interest, Income Taxes, Depreciation and Amortization (“EBITDA”) ratios which are defined in the credit agreement. On May 14, 2015, we amended the facility to modify the total debt to EBITDA ratio from 4.0:1.0 to 4.5:1.0 for any fiscal quarter that ended before December 31, 2016. For fiscal quarters ending on or after December 31, 2016, the total debt to EBITDA ratio reverted to 4.0:1.0. We were in compliance with the $1 billion revolving credit facility financial and non-financial covenants at June 30, 2017 and at June 30, 2016. At June 30, 2017 and June 30, 2016, we had $292.1 million and $309.6 million, respectively, in borrowings outstanding under our $1 billion revolving credit facility.
As of June 30, 2017, $390.5 million of our $400.2 million cash and cash equivalents on the unaudited consolidated balance sheet was held by our foreign operations. We maintain the $390.5 million foreign cash and cash equivalents balance within our foreign operations since we have sufficient liquidity in the United States to satisfy our ongoing domestic funding requirements. The cash held by foreign subsidiaries is permanently invested overseas and is generally used to finance the subsidiaries' operational activities and future foreign investments.
On March 27, 2017, Standard & Poor’s Ratings Services downgraded our corporate credit rating to BB+ from BBB-. As a result, and in accordance with the provisions of their indentures, the interest rates on each of our senior notes were adjusted above their initial stated coupons by 25 basis points commencing with the interest period during which the downgrade occurred. As a result of the coupon adjustment, the incremental interest cost for the quarter ended March 31, 2017 was approximately $0.8 million, which included a component that was retroactive to the commencement of the respective senior note interest periods in December 2016. The incremental interest cost for the quarter ended June 30, 2017 was $0.7 million and is expected to be approximately $0.7 million per quarter going forward until either the maturity of any one of the senior notes or a change in our corporate credit rating that triggers an adjustment in our interest rate coupons, whichever is earlier. On May 22, 2017, Fitch Ratings downgraded our corporate credit rating to BBB- from BBB. The interest rates on each of our senior notes were not impacted as a result of the downgrade. Any further downgrade in our corporate credit rating by either rating agency would result in additional increases in the interest rates of our senior notes. In addition, further downgrades may increase our overall cost of borrowing and/or may negatively impact our ability to raise additional debt capital.
Cash Provided by Operating Activities from Continuing Operations
Net cash provided by operating activities was $176.5 million and $180.9 million for the six months ended June 30, 2017 and 2016, respectively. The $4.4 million decrease was driven by:

•	An increase in tax payments compared to the prior year period;

•	A payment to resolve a legal matter (Jeffrey A Thomas vs DBCC) during the second quarter of 2017;

•	A payment for a service-based award during the first quarter of 2017 related to the DBCC acquisition in 2015; and

•	Increased spending as a result of investments in our strategy;
partially offset by:

•	Increased collections of accounts receivable as compared to the prior year period; and

•	Lower restructuring payments compared to the prior year period.
Cash Used in Investing Activities from Continuing Operations
Net cash used in investing activities was $183.3 million for the six months ended June 30, 2017, as compared to net cash used in investing activities of $39.7 million for the six months ended June 30, 2016. The $143.6 million increase in net cash used was driven by the acquisition of Avention during the first quarter of 2017. See Note 13 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q.
Cash Provided by (Used in) Financing Activities from Continuing Operations
Net cash provided by financing activities was $42.5 million for the six months ended June 30, 2017, as compared to net cash used in financing activities of $114.9 million for the six months ended June 30, 2016. As set forth below, this $157.4 million change primarily relates to usage under the revolving credit facility.

We had $292.1 million and $309.6 million of borrowings outstanding under the $1 billion revolving credit facility at June 30, 2017 and 2016, respectively. We borrowed under this facility from time to time during the six months ended June 30, 2017 and 2016 to supplement the timing of receipts in order to fund our working capital needs. We also borrowed under this facility during the first quarter of 2017 to fund a portion of the consideration for our purchase of Avention.

Future Liquidity—Sources and Uses of Funds
Share Repurchase Programs
In August 2014, our Board of Directors approved a $100 million share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and Employee Stock Purchase Program, and to be used for discretionary share repurchases from time to time. The $100 million share repurchase program will remain open until it has been fully utilized. There is currently no definitive timeline under which the program will be completed. As of June 30, 2017, we had not yet commenced share repurchases under this program.
Dividends
In August 2017, the Board of Directors approved the declaration of a dividend of $0.5025 per share of common stock for the third quarter of 2017. This cash dividend will be payable on September 8, 2017 to shareholders of record at the close of business on August 23, 2017.
Commercial Paper Program
We maintain an $800 million commercial paper program which is supported by our $1 billion revolving credit facility. Under this program, we may issue from time to time unsecured promissory notes in the commercial paper market in private placements exempt from registration under the Securities Act of 1933, as amended, for a cumulative face amount not to exceed $800 million outstanding at any one time and with maturities not exceeding 364 days from the date of issuance. Outstanding commercial paper effectively reduces the amount available for borrowing under the $1 billion revolving credit facility. We did not have any borrowings outstanding under the $800 million commercial paper program as of June 30, 2017 and June 30, 2016.
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
Unrecognized Tax Benefits
We have a total amount of unrecognized tax benefits of $7.4 million as of June 30, 2017. Although we do not anticipate payments within the next twelve months for these matters, these could require the aggregate use of cash totaling approximately $6.2 million as of such date.
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
Fair Value Measurements
Our non-recurring non-financial assets and liabilities include long-lived assets held and used, goodwill and intangible assets. These assets are recognized at fair value when they are deemed to be impaired. As of June 30, 2017, we did not have any unobservable (Level III) inputs in determining the fair value of our assets and liabilities measured at fair value on a recurring basis other than our real estate funds within our pension plans.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Our market risks primarily consist of the impact of changes in currency exchange rates on assets and liabilities, the impact of changes in the market value of certain of our investments and the impact of changes in interest rates on our borrowing costs and fair value calculations. As of June 30, 2017, no material change had occurred in our market risks, compared with the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2016 included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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
Conclusions Regarding Disclosure Controls
Based upon our Controls Evaluation, our CEO and CFO have concluded that as of the end of the quarter ended June 30, 2017, our Disclosure Controls are effective at a reasonable assurance level.
Change in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the second quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Information in response to this Item is included in “Part I — Item 1. — Note 7 — Contingencies” and is incorporated by reference into Part II of this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases made by or on behalf of the Company or our affiliated purchasers during the quarter ended June 30, 2017, of shares of equity that are registered by the Company pursuant to Section 12 of the Exchange Act.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Currently Authorized Shares that May Yet Be Purchased Under the Plans or Programs (a)
(Dollar amounts in millions, except share data)
April 1 - 30, 2017	—	$—	—	$—
May 1 - 31, 2017	—	$—	—	$—
June 1 - 30, 2017	—	$—	—	$—
	—	$—	—	$100.0

(a)
In August 2014, our Board of Directors approved a $100 million share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and Employee Stock Purchase Program, and to be used for discretionary share repurchases from time to time. The $100 million share repurchase program will remain open until it has been fully utilized. There is currently no definitive timeline under which the program will be completed. As of June 30, 2017, we had not yet commenced share repurchases under this program.

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

Exhibit 101
The following financial information from The Dun & Bradstreet Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited), (ii) the Consolidated Balance Sheets (Unaudited), (iii) the Consolidated Statements of Cash Flows (Unaudited), (iv) the Consolidated Statements of Shareholders’ Equity (Deficit) (Unaudited), and (v) the Notes to Consolidated Financial Statements (Unaudited).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DUN & BRADSTREET CORPORATION
		By:	/s/ RICHARD H. VELDRAN
Richard H. Veldran
Date:	August 8, 2017		Chief Financial Officer

		By:	/s/ ANTHONY PIETRONTONE JR.
Anthony Pietrontone Jr.
Date:	August 8, 2017		Principal Accounting Officer and Corporate Controller