Form 10-Q
period 2017-09-30
DUN & BRADSTREET CORP/NW
filed 2017-11-02
CIK 1115222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
Form 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding at September 30, 2017
Common Stock,	36,959,736
par value $0.01 per share

THE DUN & BRADSTREET CORPORATION

PART I. UNAUDITED FINANCIAL INFORMATION

Item 1.	Financial Statements
The Dun & Bradstreet Corporation Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Amounts in millions, except per share data)
Revenue	$428.3	$412.8	$1,215.5	$1,186.6
Operating Expenses	142.6	130.7	424.3	396.1
Selling and Administrative Expenses	164.6	164.9	498.0	524.3
Depreciation and Amortization	20.1	17.2	58.4	50.9
Restructuring Charge	5.8	3.2	22.3	18.8
Operating Costs	333.1	316.0	1,003.0	990.1
Operating Income	95.2	96.8	212.5	196.5
Interest Income	0.4	0.4	1.2	1.4
Interest Expense	(15.2)	(13.2)	(44.9)	(40.1)
Other Income (Expense) - Net	(0.9)	(92.2)	(0.9)	(91.9)
Non-Operating Income (Expense) - Net	(15.7)	(105.0)	(44.6)	(130.6)
Income (Loss) Before Provision for Income Taxes and Equity in Net Income of Affiliates	79.5	(8.2)	167.9	65.9
Less: Provision for Income Taxes	24.2	19.8	51.1	45.0
Equity in Net Income of Affiliates	0.5	1.2	3.2	2.9
Net Income (Loss) from Continuing Operations	55.8	(26.8)	120.0	23.8
Less: Net Income Attributable to the Noncontrolling Interest	(1.7)	(1.7)	(4.5)	(3.5)
Net Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet	$54.1	$(28.5)	$115.5	$20.3
Loss on Disposal of Business, no Tax Impact	—	(0.9)	(0.8)	(0.9)
Loss from Discontinued Operations, no Tax Impact	—	(0.9)	(0.8)	(0.9)
Net Income (Loss) Attributable to Dun & Bradstreet	$54.1	$(29.4)	$114.7	$19.4
Basic Earnings (Loss) Per Share of Common Stock:
Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$1.46	$(0.78)	$3.13	$0.56
Loss from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	—	(0.02)	(0.02)	(0.03)
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders	$1.46	$(0.80)	$3.11	$0.53
Diluted Earnings (Loss) Per Share of Common Stock:
Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$1.45	$(0.78)	$3.11	$0.55
Loss from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	—	(0.02)	(0.02)	(0.02)
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders	$1.45	$(0.80)	$3.09	$0.53
Weighted Average Number of Shares Outstanding-Basic	37.0	36.6	36.9	36.4
Weighted Average Number of Shares Outstanding-Diluted	37.2	36.6	37.1	36.7
Cash Dividend Paid Per Common Share	$0.50	$0.48	$1.51	$1.45
Other Comprehensive Income, Net of Income Taxes:
Net Income (Loss) from Continuing Operations	$55.8	$(26.8)	$120.0	$23.8
Loss from Discontinued Operations, no Tax Impact	—	(0.9)	(0.8)	(0.9)
Net Income (Loss)	55.8	(27.7)	119.2	22.9
Foreign Currency Translation Adjustments, no Tax Impact	13.6	16.8	36.5	4.5
Defined Benefit Pension Plans:
Prior Service Costs, Net of Tax Benefit (Expense) (1)	(0.1)	(0.2)	(0.4)	(0.6)
Net Actuarial Gain, Net of Tax Benefit (Expense) (2)	2.7	2.4	15.3	14.4
Total Other Comprehensive Income (Loss)	16.2	19.0	51.4	18.3
Comprehensive Income (Loss), Net of Income Taxes	72.0	(8.7)	170.6	41.2
Less: Comprehensive Income Attributable to the Noncontrolling Interest	(1.9)	(1.6)	(5.3)	(3.3)
Comprehensive Income (Loss) Attributable to Dun & Bradstreet	$70.1	$(10.3)	$165.3	$37.9

(1)
Tax Benefit (Expense) of $0.1 million and $0.2 million during the three months ended September 30, 2017 and 2016, respectively. Tax Benefit (Expense) of $0.3 million and $0.4 million during the nine months ended September 30, 2017 and 2016, respectively.

(2)
Tax Benefit (Expense) of $(1.0) million during each of the three months ended September 30, 2017 and 2016. Tax Benefit (Expense) of $(7.8) million and $(7.4) million during the nine months ended September 30, 2017 and 2016, respectively.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation Consolidated Balance Sheets (Unaudited)

	September 30, 2017	December 31, 2016
	(Amounts in millions, except per share data)
ASSETS
Current Assets
Cash and Cash Equivalents	$431.0	$352.6
Accounts Receivable, Net of Allowance of $23.5 at September 30, 2017 and $23.6 December 31, 2016	403.9	543.6
Other Receivables	9.4	11.3
Prepaid Taxes	4.5	3.3
Other Prepaids	32.7	32.1
Other Current Assets	1.3	1.5
Total Current Assets	882.8	944.4
Non-Current Assets
Property, Plant and Equipment, Net of Accumulated Depreciation of $59.0 at September 30, 2017 and $50.6 at December 31, 2016	40.8	39.4
Computer Software, Net of Accumulated Amortization of $351.8 at September 30, 2017 and $321.2 at December 31, 2016	129.5	108.1
Goodwill (Note 15)	774.6	651.9
Deferred Income Tax	100.5	110.9
Other Receivables	1.7	1.9
Other Intangibles (Note 15)	324.5	296.1
Other Non-Current Assets	46.6	56.5
Total Non-Current Assets	1,418.2	1,264.8
Total Assets	$2,301.0	$2,209.2
LIABILITIES
Current Liabilities
Accounts Payable	$40.5	$46.7
Accrued Payroll	112.5	113.6
Accrued Income Tax	28.4	44.5
Short-Term Debt	30.0	22.5
Other Accrued and Current Liabilities (Note 6)	134.4	154.6
Deferred Revenue	608.7	628.1
Total Current Liabilities	954.5	1,010.0
Pension and Postretirement Benefits	499.5	541.8
Long-Term Debt	1,651.6	1,594.5
Liabilities for Unrecognized Tax Benefits	5.3	4.9
Other Non-Current Liabilities	47.4	45.8
Total Liabilities	3,158.3	3,197.0
Contingencies (Note 7)
EQUITY
DUN & BRADSTREET SHAREHOLDERS’ EQUITY (DEFICIT)
Series A Junior Participating Preferred Stock, $0.01 par value per share, authorized - 0.5 shares; outstanding - none	—	—
Preferred Stock, $0.01 par value per share, authorized - 9.5 shares; outstanding - none	—	—
Series Common Stock, $0.01 par value per share, authorized - 10.0 shares; outstanding - none	—	—
Common Stock, $0.01 par value per share, authorized - 200.0 shares; issued - 81.9 shares	0.8	0.8
Capital Surplus	327.8	317.6
Retained Earnings	3,018.2	2,959.6
Treasury Stock, at cost, 45.0 shares at September 30, 2017 and 45.1 shares at December 31, 2016	(3,321.8)	(3,330.4)
Accumulated Other Comprehensive Income (Loss)	(899.0)	(949.6)
Total Dun & Bradstreet Shareholders’ Equity (Deficit)	(874.0)	(1,002.0)
Noncontrolling Interest	16.7	14.2
Total Equity (Deficit)	(857.3)	(987.8)
Total Liabilities and Shareholders’ Equity (Deficit)	$2,301.0	$2,209.2

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
	(Amounts in millions)
Cash Flows from Operating Activities:
Net Income	$119.2	$22.9
Less:
Loss on Disposal of Business - Discontinued Operations	(0.8)	(0.9)
Net Income from Continuing Operations	$120.0	$23.8
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	58.4	50.9
Amortization of Unrecognized Pension Loss	28.4	26.9
Loss from Sales of Business	0.7	89.6
Income Tax Benefit from Stock-Based Awards	6.5	13.7
Excess Tax Benefit on Stock-Based Awards	—	(7.1)
Equity-Based Compensation	16.3	15.4
Restructuring Charge	22.3	18.8
Restructuring Payments	(18.6)	(28.4)
Changes in Deferred Income Taxes, Net	0.5	(1.5)
Changes in Accrued Income Taxes, Net	(22.1)	(19.0)
Changes in Current Assets and Liabilities, Net of Acquisitions:
(Increase) Decrease in Accounts Receivable	159.8	109.7
(Increase) Decrease in Other Current Assets	1.1	8.7
Increase (Decrease) in Deferred Revenue	(45.3)	(38.2)
Increase (Decrease) in Accounts Payable	(8.4)	26.1
Increase (Decrease) in Accrued Liabilities	(41.9)	15.3
Increase (Decrease) in Other Accrued and Current Liabilities	10.8	9.9
Changes in Non-Current Assets and Liabilities, Net of Acquisitions:
(Increase) Decrease in Other Long-Term Assets	12.6	10.0
Net Increase (Decrease) in Long-Term Liabilities	(50.4)	(45.6)
Net, Other Non-Cash Adjustments	1.6	1.0
Net Cash Provided by Operating Activities	252.3	280.0
Cash Flows from Investing Activities:
Payments for Contingent Liabilities and Transaction Costs for Businesses Divested, Net of Proceeds Received	(1.8)	(3.1)
Payments for Acquisitions of Businesses, Net of Cash Acquired	(150.0)	—
Proceeds from Maturity and (Payment) for Debt Security Investment	0.5	0.5
Cash Settlements of Foreign Currency Contracts	8.8	(5.5)
Capital Expenditures	(6.7)	(12.1)
Additions to Computer Software and Other Intangibles	(42.2)	(35.8)
Net, Other	0.1	—
Net Cash Used in Investing Activities	(191.3)	(56.0)
Cash Flows from Financing Activities:
Net (Payment) Proceeds Related to Stock-Based Plans	(2.4)	42.3
Payments of Dividends	(55.6)	(52.7)
Proceeds from Borrowings on Credit Facilities	770.0	331.5
Payments of Borrowings on Credit Facilities	(692.2)	(528.9)
Payments of Borrowings on Term Loan Facilities	(15.0)	(15.0)
Excess Tax Benefit on Stock-Based Awards	—	7.1
Capital Lease and Other Long-Term Financing Obligation Payment	(0.1)	(0.2)
Net, Other	(3.0)	(3.1)
Net Cash (Used in) Provided by Financing Activities	1.7	(219.0)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	15.7	(39.8)
Increase (Decrease) in Cash and Cash Equivalents Before Classified to Asset Held for Sale	78.4	(34.8)
Less Cash Classified as Asset Held for Sale	—	(3.6)
Cash and Cash Equivalents, Beginning of Period	352.6	365.7
Cash and Cash Equivalents, End of Period	$431.0	$327.3
Supplemental Disclosure of Cash Flow Information:
Cash Paid for:
Income Taxes, Net of Refunds	$66.1	$51.8
Interest	$32.6	$29.5

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation Consolidated Statements of Shareholders’ Equity (Deficit) (Unaudited)

			For the Nine Months Ended September 30, 2017 and 2016
					(Amounts in millions)
	Common Stock ($0.01 Par Value)	Capital Surplus	Retained Earnings	Treasury Stock	Cumulative Translation Adjustment	Defined Benefit Postretirement Plans	Total Dun & Bradstreet Shareholders’ Equity (Deficit)	Noncontrolling Interest	Total Equity (Deficit)
Balance, December 31, 2015	$0.8	$292.2	$2,932.8	$(3,377.1)	$(291.7)	$(673.8)	$(1,116.8)	$11.5	$(1,105.3)
Net Income	—	—	19.4	—	—	—	19.4	3.5	22.9
Payment to Noncontrolling Interest	—	—	—	—	—	—	—	(1.7)	(1.7)
Equity-Based Plans	—	19.8	—	44.5	—	—	64.3	—	64.3
Pension Adjustments, net of tax expense of $7.0	—	—	—	—	—	13.8	13.8	—	13.8
Dividend Declared	—	—	(52.8)	—	—	—	(52.8)	—	(52.8)
Change in Cumulative Translation Adjustment	—	—	—	—	4.7	—	4.7	(0.2)	4.5
Balance, September 30, 2016	$0.8	$312.0	$2,899.4	$(3,332.6)	$(287.0)	$(660.0)	$(1,067.4)	$13.1	$(1,054.3)

Balance, December 31, 2016	$0.8	$317.6	$2,959.6	$(3,330.4)	$(266.2)	$(683.4)	$(1,002.0)	$14.2	$(987.8)
Net Income	—	—	114.7	—	—	—	114.7	4.5	119.2
Payment to Noncontrolling Interest	—	—	—	—	—	—	—	(2.8)	(2.8)
Equity-Based Plans	—	10.2	—	8.6	—	—	18.8	—	18.8
Pension Adjustments, net of tax expense of $7.5	—	—	—	—	—	14.9	14.9	—	14.9
Dividend Declared	—	—	(56.1)	—	—	—	(56.1)	—	(56.1)
Change in Cumulative Translation Adjustment	—	—	—	—	35.7	—	35.7	0.8	36.5
Balance, September 30, 2017	$0.8	$327.8	$3,018.2	$(3,321.8)	$(230.5)	$(668.5)	$(874.0)	$16.7	$(857.3)

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
Recently Adopted Accounting Pronouncements
In December 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-19, “Technical Corrections and Improvements.” The standard addresses the differences between the original guidance, such as legacy FASB statements, and the guidance in the Accounting Standards Codification (“ASC”) and clarifies certain existing guidance by updating wording and correcting references. The standard also simplifies the ASC through minor structural changes to headings or minor editing of text and makes improvements that are not expected to have a significant impact on current accounting practices. Most of the amendments do not require transition guidance and are effective upon issuance. There are certain amendments that clarify existing guidance or correct references in the ASC that could potentially result in changes in current practice. The transition guidance must be applied prospectively, except for the amendment related to internal-use software license fees paid in a cloud-computing arrangement, which may be applied either prospectively or retrospectively. These amendments were effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016. The adoption of this authoritative guidance did not have a material impact on our consolidated financial statements.
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
In February 2016, the FASB issued ASU No. 2016-02 “Leases (Topic 842).” This standard requires entities that lease assets to recognize on the balance sheet, subject to certain exceptions, the assets and liabilities for the rights and obligations created by those leases. The standard is effective for fiscal years and the interim periods within those fiscal years beginning after December 15, 2018. The guidance is required to be applied by the modified retrospective transition approach. Early adoption is permitted. We are currently assessing the impact of the adoption of this authoritative guidance on our consolidated financial statements. However, we anticipate that the adoption of this standard will have a material impact on our consolidated balance sheet.
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
We will adopt the new revenue guidance on January 1, 2018 and apply the modified retrospective transition method. We are currently assessing the impact of the adoption of this authoritative guidance on our consolidated financial statements and anticipate this standard will have a material impact on our consolidated financial statements. While we are continuing to assess all potential impacts of the standard, we currently believe the most significant changes relate to how we identify performance obligations for certain data products, accounting for non-cancelable multi-year contracts, determining our receivable, net contract asset or liability for each contract, capitalization and amortization of sales commissions and additional disclosures (e.g., unsatisfied performance obligations in non-cancelable multi-year contracts).
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
Three Months Ended September 30, 2017 vs. Three Months Ended September 30, 2016
During the three months ended September 30, 2017, we recorded a $5.8 million restructuring charge. This charge was comprised of:

•
Severance costs of $3.6 million in accordance with the provisions of ASC 712-10. Approximately 50 employees were impacted. Most of the employees impacted exited the Company by the end of the third quarter of 2017. The cash payments for these employees will be substantially completed by the end of the second quarter of 2018; and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

•	Contract termination, lease termination obligations and other exit costs, including those to consolidate or close facilities of $2.2 million.
During the three months ended September 30, 2016, we recorded a $3.2 million restructuring charge. This charge was comprised of:

•
Severance costs of $3.2 million in accordance with the provisions of ASC 712-10. Approximately 70 employees were impacted. Of these 70 employees, approximately 60 employees exited the Company by the end of the third quarter of 2016, with the remaining primarily having exited by the end of the fourth quarter of 2016. The cash payments for these employees were substantially completed by the end of the first quarter of 2017.

Nine Months Ended September 30, 2017 vs. Nine Months Ended September 30, 2016
During the nine months ended September 30, 2017, we recorded a $22.3 million restructuring charge. This charge was comprised of:

•
Severance costs of $15.6 million and $1.6 million in accordance with the provisions of ASC 712-10 and ASC 420-10, respectively. Approximately 320 employees were impacted. Of these 320 employees, approximately 285 employees exited the Company by the end of the third quarter of 2017, with the remaining primarily to exit by the end of the fourth quarter of 2017. The cash payments for these employees will be substantially completed by the end of the second quarter of 2018; and

•	Contract termination, lease termination obligations and other exit costs, including those to consolidate or close facilities of $5.1 million.
During the nine months ended September 30, 2016, we recorded a $18.8 million restructuring charge. This charge was comprised of:

•
Severance costs of $18.8 million in accordance with the provisions of ASC 712-10. Approximately 325 employees were impacted. Of these 325 employees, approximately 315 employees exited the Company by the end of the third quarter of 2016, with the remaining primarily having exited by the end of the fourth quarter of 2016. The cash payments for these employees were substantially completed by the end of the first quarter of 2017.

The following tables set forth, in accordance with ASC 712-10 and/or ASC 420-10, the restructuring reserves and utilization:

	Severance and Termination	Contract Termination, Lease Termination Obligations and Other Exit Costs	Total
Restructuring Charges:
Balance Remaining as of December 31, 2016	$8.3	$1.7	$10.0
Charge Taken during the First Quarter 2017	7.7	1.3	9.0
Payments Made during the First Quarter 2017	(4.1)	(0.4)	(4.5)
Balance Remaining as of March 31, 2017	$11.9	$2.6	$14.5
Charge Taken during the Second Quarter 2017	5.9	1.6	7.5
Payments Made during the Second Quarter 2017	(6.2)	(1.8)	(8.0)
Balance Remaining as of June 30, 2017	$11.6	$2.4	$14.0
Charge Taken during the Third Quarter 2017	$3.6	$2.2	$5.8
Payments Made during the Third Quarter 2017	(5.7)	(0.6)	(6.3)
Balance Remaining as of September 30, 2017	$9.5	$4.0	$13.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

	Severance and Termination	Contract Termination, Lease Termination Obligations and Other Exit Costs	Total
Restructuring Charges:
Balance Remaining as of December 31, 2015	$18.6	$2.3	$20.9
Charge Taken during the First Quarter 2016	9.7	—	9.7
Payments Made during the First Quarter 2016	(10.1)	(0.3)	(10.4)
Balance Remaining as of March 31, 2016	$18.2	$2.0	$20.2
Charge Taken during the Second Quarter 2016	5.9	—	5.9
Payments Made during the Second Quarter 2016	(10.0)	(0.4)	(10.4)
Balance Remaining as of June 30, 2016	$14.1	$1.6	$15.7
Charge Taken during the Third Quarter 2016	$3.2	$—	$3.2
Payments Made during the Third Quarter 2016	(7.6)	(0.1)	(7.7)
Balance Remaining as of September 30, 2016	$9.7	$1.5	$11.2

Note 4 --	Notes Payable and Indebtedness
Our borrowings are summarized in the following table:

		September 30, 2017			At December 31, 2016
	Maturity	Principal Amount	Debt Issuance Costs and Discount*	Carrying Value	Principal Amount	Debt Issuance Costs and Discount*	Carrying Value

Short-Term Debt:
Term Loan Facility		$30.0	$—	$30.0	$22.5	$—	$22.5
Total Short-Term Debt		$30.0	$—	$30.0	$22.5	$—	$22.5

Long-Term Debt:
Five Year 3.50% senior notes (1) (2)	December 1, 2017	$450.0	$0.1	$449.9	$450.0	$0.6	$449.4
Ten Year 4.625% senior notes (1) (2)	December 1, 2022	300.0	2.8	297.2	300.0	3.2	296.8
Five Year 4.25% senior notes (1) (3)	June 15, 2020	300.0	2.1	297.9	300.0	2.7	297.3
Term Loan Facility	November 13, 2020	330.0	1.0	329.0	352.5	1.3	351.2
Revolving Credit Facility	July 23, 2019	277.6	—	277.6	199.8	—	199.8
Commercial Paper Program	July 23, 2019	—	—	—	—	—	—
Total Long-Term Debt		$1,657.6	$6.0	$1,651.6	$1,602.3	$7.8	$1,594.5
*Represents unamortized portion of debt issuance costs and discounts.
(1) The notes contain certain covenants that limit our ability to create liens, enter into sale and leaseback transactions and consolidate, merge or sell assets to another entity. We were in compliance with these non-financial covenants at September 30, 2017 and December 31, 2016. The notes do not contain any financial covenants.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

On March 27, 2017, Standard & Poor’s Ratings Services downgraded our corporate credit rating to BB+ from BBB-. As a result, and in accordance with the provisions of their indentures, the interest rates on each of our senior notes were adjusted above their initial stated coupons by 25 basis points commencing with the interest period during which the downgrade occurred. As a result of the coupon adjustment, the incremental interest cost for the quarter ended March 31, 2017 was approximately $0.8 million, which included a component that was retroactive to the commencement of the respective senior note interest periods in December 2016. Starting in the second quarter of 2017, the incremental interest cost per quarter is $0.7 million until either the maturity of any one of the senior notes or a change in our corporate credit rating that triggers an adjustment in our interest rate coupons, whichever is earlier. On May 22, 2017, Fitch Ratings downgraded our corporate credit rating to BBB- from BBB. The interest rates on each of our senior notes were not impacted as a result of the downgrade. Any further downgrade in our corporate credit rating by either rating agency would result in additional increases in the interest rates of our senior notes. In addition, further downgrades may increase our overall cost of borrowing and/or may negatively impact our ability to raise additional debt capital.
In accordance with ASC 470, “Debt,” a short-term obligation that will be refinanced with successive short-term obligations may be classified as non-current as long as the cumulative period covered by the financing agreement is uninterrupted and extends beyond one year. In addition, a short-term obligation shall be excluded from current liabilities if the entity has both the intention and ability to refinance the obligation on a long-term basis. Accordingly, the outstanding balances associated with the five year 3.50% senior notes and the $1 billion revolving credit facility were both classified as “Long-Term Debt” as of September 30, 2017 and December 31, 2016.
Term Loan Facility

On May 14, 2015, we entered into a delayed draw unsecured term loan facility which provided for borrowings in the form of up to two drawdowns in an aggregate principal amount of up to $400 million at any time up to and including November 15, 2015 (the “term loan facility”). The term loan facility matures five years from the date of the initial drawdown. Proceeds under the term loan facility were designated to be used for general corporate purposes including the refinancing of the 2.875% senior notes that matured in November 2015 and the repayment of borrowings outstanding under the $1 billion revolving credit facility. Borrowings under the term loan facility bear interest at a rate of LIBOR plus a spread. On March 27, 2017, Standard & Poor’s Ratings Services downgraded our corporate credit rating to BB+ from BBB-. As a result, and in accordance with the terms of the term loan facility, the spread under the term loan facility increased from 137.5 basis points to 150.0 basis points. Our initial draw down under the term loan facility in the amount of $400 million was made in November 2015, establishing a maturity of November 2020. We also committed to repay the borrowings in prescribed installments over the five year period. Repayments expected to be made within one year are classified as “Short-Term Debt” and the remaining outstanding balance is classified as “Long-Term Debt.” The weighted average interest rates associated with the outstanding balances as of September 30, 2017 and December 31, 2016 were 2.73% and 2.03%, respectively.
The term loan facility requires the maintenance of interest coverage and total debt to Earnings Before Interest, Income Taxes, Depreciation and Amortization (“EBITDA”) ratios, which are defined in the term loan facility credit agreement and which are generally identical to those contained in the $1 billion revolving credit facility. We were in compliance with the term loan facility financial and non-financial covenants at September 30, 2017 and December 31, 2016.
Revolving Credit Facility and Commercial Paper Program

We currently have a $1 billion revolving credit facility maturing in July 2019. Borrowings under the $1 billion revolving credit facility bear interest at a rate of LIBOR plus a spread. On March 27, 2017, Standard & Poor’s Rating Services downgraded our corporate credit rating to BB+ from BBB-. As a result, and in accordance with the terms of the facility, the spread under the $1 billion revolving credit facility increased from 110.0 basis points to 120.0 basis points. The facility requires the maintenance of interest coverage and total debt to EBITDA ratios which are defined in the $1 billion revolving credit facility credit agreement. We were in compliance with the $1 billion revolving credit facility financial and non-financial covenants at September 30, 2017 and December 31, 2016. The weighted average interest rates associated with the outstanding balances as of September 30, 2017 and December 31, 2016 were 2.45% and 2.07%, respectively.
We borrowed under this facility from time to time during the nine months ended September 30, 2017 and the year ended December 31, 2016 to supplement the timing of receipts in order to fund our working capital. We also borrowed under this facility during the first quarter of 2017 to fund a portion of the consideration for our purchase of Avention. This facility also supports our commercial paper program. Under this program, we may issue from time to time unsecured promissory notes in the commercial paper market in private placements exempt from registration under the Securities Act of 1933, as amended, for a cumulative face amount not to exceed $800 million outstanding at any one time and with maturities not exceeding 364 days

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

from the date of issuance. Outstanding commercial paper would effectively reduce the amount available for borrowing under our $1 billion revolving credit facility. We did not borrow under our commercial paper program during the nine months ended September 30, 2017 and the year ended December 31, 2016.
Other
We were contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties totaling $2.9 million at September 30, 2017 and $2.6 million at December 31, 2016.
Interest paid for all outstanding debt totaled $32.6 million and $29.5 million during the nine months ended September 30, 2017 and 2016, respectively.

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
The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders – Basic and Diluted	$54.1	$(28.5)	$115.5	$20.3
Loss from Discontinued Operations – Net of Income Taxes	—	(0.9)	(0.8)	(0.9)
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders – Basic and Diluted	$54.1	$(29.4)	$114.7	$19.4
Weighted Average Number of Shares Outstanding – Basic	37.0	36.6	36.9	36.4
Dilutive Effect of Our Stock Incentive Plans	0.2	—	0.2	0.3
Weighted Average Number of Shares Outstanding – Diluted	37.2	36.6	37.1	36.7
Basic Earnings (Loss) Per Share of Common Stock:
Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$1.46	$(0.78)	$3.13	$0.56
Loss from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	—	(0.02)	(0.02)	(0.03)
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders	$1.46	$(0.80)	$3.11	$0.53
Diluted Earnings (Loss) Per Share of Common Stock:
Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$1.45	$(0.78)	$3.11	$0.55
Loss from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	—	(0.02)	(0.02)	(0.02)
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders	$1.45	$(0.80)	$3.09	$0.53
The weighted average number of shares outstanding used in the computation of diluted earnings per share excludes the effect of outstanding common shares potentially issuable totaling 8,899 shares and 13,887 shares at the three month and nine month periods ended September 30, 2017, respectively, as compared to 330,813 shares and 14,793 shares at the three month and nine month periods ended September 30, 2016, respectively. These potentially issuable common shares were not included in the calculation of diluted earnings per share because their effect would be anti-dilutive.
No shares were repurchased during the three month and nine month periods ended September 30, 2017 and 2016. We currently have in place a $100 million share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and Employee Stock Purchase Program, and to be used for discretionary share repurchases from time to time.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

This program was approved by our Board of Directors in August 2014 and will remain open until it has been fully utilized. There is currently no definitive timeline under which the program will be completed. As of September 30, 2017, we had not yet commenced repurchasing under this program.

Note 6 -- Other Accrued and Current Liabilities

	September 30, 2017	December 31, 2016
Restructuring Accruals	$13.5	$10.0
Professional Fees	33.3	39.3
Operating Expenses	46.8	40.2
Other Accrued Liabilities (1)	40.8	65.1
	$134.4	$154.6

(1)
The decrease in other accrued liabilities from December 31, 2016 to September 30, 2017 was primarily due to a payment in the first quarter of 2017 for a service-based award related to the acquisition of Dun and Bradstreet Credibility Corp (“DBCC”), a payment to resolve a legal matter (Jeffrey A. Thomas v. DBCC) during the second quarter of 2017 and a decrease in the accrual for the Securities and Exchange Commission (“SEC”) and the United States Department of Justice (“DOJ”) investigation of our China operations during the second quarter of 2017.

Note 7 -- Contingencies
We are involved in legal proceedings, claims and litigation arising in the ordinary course of business for which we believe that we have adequate reserves, and such reserves are not material to the consolidated financial statements. We record a liability when management believes that it is both probable that a liability has been incurred and we can reasonably estimate the amount of the loss. For such matters where management believes a liability is not probable but is reasonably possible, a liability is not recorded; instead, an estimate of loss or range of loss, if material individually or in the aggregate, is disclosed if reasonably estimable, or a statement will be made that an estimate of loss cannot be made. Once we have disclosed a matter that we believe is or could be material to us, we continue to report on such matter until there is finality of outcome or until we determine that disclosure is no longer warranted. Further, other than specifically stated below to the contrary, we believe our estimate of the aggregate range of reasonably possible losses, in excess of established reserves, for our legal proceedings was not material at September 30, 2017. In addition, from time to time, we may be involved in additional matters, which could become material and for which we may also establish reserve amounts, as discussed below. In accordance with ASC 450, “Contingencies,” or “ASC 450,” as of September 30, 2017, we have accrued approximately $12 million with respect to the matters set forth below.
China Operations
On March 18, 2012, we announced we had temporarily suspended our Shanghai Roadway D&B Marketing Services Co. Ltd. (“Roadway”) operations in China, pending an investigation into allegations that its data collection practices may have violated local Chinese consumer data privacy laws. Thereafter, the Company decided to permanently cease the operations of Roadway. In addition, we have been reviewing certain allegations that we may have violated the Foreign Corrupt Practices Act and certain other laws in our China operations. As previously reported, we have voluntarily contacted the SEC and the DOJ to advise both agencies of our investigation, which has now ended, although we are continuing to meet with representatives of both the SEC and DOJ to fully resolve the matter.
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
Although our discussions with both the SEC and DOJ are ongoing, we do not believe that the ultimate outcome will be material to our business, financial condition or results of operations. Based on our discussions with the SEC and DOJ, including indications from the SEC of its estimate of the amount of net benefit potentially earned by the Company as a result of the challenged activities, we continue to believe that it is probable that the Company will incur a loss related to the government’s investigation. We continue to have follow-up meetings with the SEC and DOJ, most recently meeting with the SEC in October 2017 and separately with the DOJ in July 2017. The factual investigation into this matter has concluded. The parties are discussing the potential resolution of this matter, which is expected to be limited to the preparation of related

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

documentation. In accordance with ASC 450, during the second quarter of 2017 we adjusted the amount in respect of this matter that has been accrued in the consolidated financial statements.
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
On September 16, 2015, plaintiff filed reply briefs in support of the motions for class certification. At the request of the parties, on October 30, 2015, the Court entered an order striking plaintiff’s class certification motions without prejudice and striking all upcoming deadlines while the parties negotiated a written settlement agreement. On February 11, 2016, the parties entered into a written settlement term sheet, and on May 16, 2016 the parties executed a settlement agreement, which was subject to Court approval. On May 17, 2016, plaintiff filed an Unopposed Motion for Preliminary Approval of the Class Action Settlement. On August 9, 2016, the Court denied plaintiff’s motion without prejudice and directed the parties to file either a renewed motion for preliminary approval of the class action settlement or a joint status report. On October 14, 2016, the parties entered into an amended settlement agreement, which amended some of the non-monetary terms of the agreement. On the same day, plaintiff filed with the Court the amended settlement agreement together with an unopposed renewed motion for preliminary approval of the amended settlement. On December 22, 2016, the Court denied plaintiff’s renewed motion and directed the parties to file either a renewed motion for preliminary approval of the class action settlement or a joint status report within 70 days. On March 2, 2017, the parties entered into a second amended settlement agreement. On the same day, plaintiff filed the second amended settlement agreement together with an unopposed renewed motion for preliminary approval of the second amended settlement. On May 5, 2017, the Court entered an order preliminarily certifying the class for settlement; approving the settlement, including the settlement amount, subject to certain changes to the settlement’s notice and administration provisions; and directing Plaintiffs to file supplemental papers addressing the notice and administration issues

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

the Court identified. On August 25, 2017, the parties entered into a third amended stipulation of settlement, and plaintiffs filed a supplemental brief seeking approval of the third amended stipulation of settlement and addressing the issues identified in the Court’s May 5, 2017 order. On October 13, 2017, the Court denied Plaintiff’s motion without prejudice and directed the parties to file within 60 days either a joint status report or a renewed motion for preliminary approval addressing issues identified by the Court regarding the settlement class definition and the allocation of the settlement proceeds.
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
On March 4, 2014, in response to a direction from the Ohio court, Die-Mension withdrew its original complaint and filed an amended complaint. The amended complaint contains the same substantive allegations as the original complaint, but limits the purported class to small businesses in Ohio that purchased the CreditBuilder product. On March 12, 2014, DBCC agreed to waive service of the amended complaint and on March 13, 2014, the Company agreed to waive service. On May 5, 2014, the Company and DBCC filed a Joint Motion to Transfer the litigation to the Western District of Washington. On June 9, 2014, the Ohio court issued an order granting the Defendants’ Joint Motion to Transfer. On June 22, 2014, the case was transferred to the Western District of Washington. Pursuant to an order entered on December 17, 2014 by the Washington court, this case was coordinated for pre-trial discovery purposes with related cases transferred to the Western District of Washington. On January 6, 2015, the Court entered a stipulation and order setting forth the case management schedule. On January 15, 2015, Defendants filed motions to dismiss the amended complaint. In response, Die-Mension filed a second amended complaint on March 13, 2015. On April 3, 2015, Defendants filed motions to dismiss the second amended complaint, and on May 22, 2015, Die-Mension filed its oppositions to the motions. Defendants filed reply briefs on June 12, 2015. On July 17, 2015, Die-Mension filed motions for class certification against the Company and DBCC. On September 9, 2015, the Washington court entered an order denying the Company’s motion to dismiss, and on September 10, 2015, it entered an order granting DBCC’s motion to dismiss without prejudice. At the request of the parties, on October 30, 2015, the Court entered an order striking plaintiff’s class certification motions without prejudice and striking all upcoming deadlines while the parties negotiated a written settlement agreement. On February 11, 2016, the parties entered into a written settlement term sheet, and on May 16, 2016, the parties executed a settlement agreement, which was subject to Court approval. On May 17, 2016, plaintiff filed an Unopposed Motion for Preliminary Approval of the Class Action Settlement. On August 9, 2016, the Court denied plaintiff’s motion without prejudice and directed the parties to file either a renewed motion for preliminary approval of the class action settlement or a joint status report. On October 14, 2016, the parties entered into an amended settlement agreement, which amended some of the non-monetary terms of the agreement. On the same day, plaintiff filed with the Court the amended settlement agreement together with an unopposed renewed motion for preliminary approval of the amended settlement. On December 22, 2016, the Court denied plaintiff’s renewed motion and directed the parties to file either a renewed motion for preliminary approval of the class action settlement or a joint status report within 70 days. On March 2, 2017, the parties entered into a second amended settlement agreement. On the same day, plaintiff filed the second amended settlement agreement together with an unopposed renewed motion for preliminary approval of the second amended settlement. On May 5, 2017, the Court entered an order preliminarily certifying the class for settlement; approving the settlement, including the settlement amount, subject to certain changes to the settlement’s notice and administration provisions; and directing Plaintiffs to file supplemental papers addressing the notice and administration issues the Court identified. On August 25, 2017, the parties entered into a third amended stipulation of settlement, and plaintiffs filed a supplemental brief seeking approval of the third amended stipulation of settlement and addressing the issues identified in the Court’s May 5, 2017 order. On October 13, 2017, the Court denied Plaintiff’s motion without prejudice and directed the parties to file within 60 days either a joint status report or a renewed motion for preliminary approval addressing issues identified by the Court regarding the settlement class definition and the allocation of the settlement proceeds.
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
On March 31, 2014, the Company agreed to waive service of the complaint and on April 2, 2014, DBCC agreed to waive service. On June 13, 2014, the Company and DBCC filed a Joint Unopposed Motion to Transfer the litigation to the Western District of Washington. On July 2, 2014, the California court granted the Defendants’ Joint Motion to Transfer, and on July 8, 2014, the case was transferred to the Western District of Washington. Pursuant to an order entered on December 17, 2014 by the Washington court, this case was coordinated for pre-trial discovery purposes with related cases transferred to the Western District of Washington. On January 6, 2015, the Court entered a stipulation and order setting forth the case management schedule. On January 15, 2015, Defendants filed motions to dismiss the complaint. In response, plaintiffs filed an amended complaint on March 13, 2015. On April 3, 2015, Defendants filed motions to dismiss the amended complaint, and on May 22, 2015, plaintiffs filed their oppositions to the motions. Defendants filed reply briefs on June 12, 2015. On July 17, 2015, Plaintiffs filed motions for class certification against the Company and DBCC. On September 9, 2015, the Washington court entered an order denying the Company’s motion to dismiss. At the request of the parties, on October 30, 2015, the Court entered an order striking plaintiff’s class certification motions and DBCC’s motion to dismiss without prejudice and striking all upcoming deadlines while the parties negotiated a written settlement agreement. On February 11, 2016, the parties entered into a written settlement term sheet, and on May 16, 2016, the parties executed a settlement agreement, which was subject to Court approval. On May 17, 2016, plaintiffs filed an Unopposed Motion for Preliminary Approval of the Class Action Settlement. On August 9, 2016, the Court denied plaintiffs’ motion without prejudice and directed the parties to file either a renewed motion for preliminary approval of the class action settlement or a joint status report. On October 14, 2016, the parties entered into an amended settlement agreement, which amended some of the non-monetary terms of the agreement. On the same day, plaintiffs filed with the Court the amended settlement agreement together with an unopposed renewed motion for preliminary approval of the amended settlement. On December 22, 2016, the Court denied plaintiffs’ renewed motion and directed the parties to file either a renewed motion for preliminary approval of the class action settlement or a joint status report within 70 days. On March 2, 2017, the parties entered into a second amended settlement agreement. On the same day, plaintiff filed the second amended settlement agreement together with an unopposed renewed motion for preliminary approval of the second amended settlement. On May 5, 2017, the Court entered an order preliminarily certifying the class for settlement; approving the settlement, including the settlement amount, subject to certain changes to the settlement’s notice and administration provisions; and directing Plaintiffs to file supplemental papers addressing the notice and administration issues the Court identified. On August 25, 2017, the parties entered into a third amended stipulation of settlement, and plaintiffs filed a supplemental brief seeking approval of the third amended stipulation of settlement and addressing the issues identified in the Court’s May 5, 2017 order. On October 13, 2017, the Court denied Plaintiffs’ motion without prejudice and directed the parties to file within 60 days either a joint status report or a renewed motion for preliminary approval addressing issues identified by the Court regarding the settlement class definition and the allocation of the settlement proceeds.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

On June 18, 2014, DBCC agreed to waive service of the complaint and on June 26, 2014, the Company agreed to waive service of the complaint. On August 4, 2014, the Company and DBCC filed a Joint Unopposed Motion to Transfer the litigation to the Western District of Washington. On September 8, 2014, the North Carolina court granted the motion to transfer, and on September 9, 2014, the case was transferred to the Western District of Washington. Pursuant to an order entered on December 17, 2014 by the Washington court, this case was coordinated for pre-trial discovery purposes with related cases transferred to the Western District of Washington. On January 6, 2015, the Court entered a stipulation and order setting forth the case management schedule. On January 15, 2015, Defendants filed motions to dismiss the complaint. In response, Flow Sciences filed an amended complaint on March 13, 2015. On April 3, 2015, Defendants filed motions to dismiss the amended complaint, and on May 22, 2015, Flow Science filed its oppositions to the motions. Defendants filed reply briefs on June 12, 2015. On July 17, 2015, Flow Sciences filed motions for class certification against the Company and DBCC. On September 9, 2015, the Washington court entered an order denying the Company’s motion to dismiss and on October 19, 2015, it entered an order denying DBCC’s motion to dismiss. At the request of the parties, on October 30, 2015, the Court entered an order striking plaintiff’s class certification motions without prejudice and striking all upcoming deadlines while the parties negotiated a written settlement agreement. On February 11, 2016, the parties entered into a written settlement term sheet, and on May 16, 2016, the parties executed a settlement agreement, which was subject to Court approval. On May 17, 2016, plaintiff filed an Unopposed Motion for Preliminary Approval of the Class Action Settlement. On August 9, 2016, the Court denied plaintiff’s motion without prejudice and directed the parties to file either a renewed motion for preliminary approval of the class action settlement or a joint status report. On October 14, 2016, the parties entered into an amended settlement agreement, which amended some of the non-monetary terms of the agreement. On the same day, plaintiff filed with the Court the amended settlement agreement together with an unopposed renewed motion for preliminary approval of the amended settlement. On December 22, 2016, the Court denied plaintiff’s renewed motion and directed the parties to file either a renewed motion for preliminary approval of the class action settlement or a joint status report within 70 days. On March 2, 2017, the parties entered into a second amended settlement agreement. On the same day, plaintiff filed the second amended settlement agreement together with an unopposed renewed motion for preliminary approval of the second amended settlement. On May 5, 2017, the Court entered an order preliminarily certifying the class for settlement; approving the settlement, including the settlement amount, subject to certain changes to the settlement’s notice and administration provisions; and directing Plaintiffs to file supplemental papers addressing the notice and administration issues the Court identified. On August 25, 2017, the parties entered into a third amended stipulation of settlement, and plaintiffs filed a supplemental brief seeking approval of the third amended stipulation of settlement and addressing the issues identified in the Court’s May 5, 2017 order. On October 13, 2017, the Court denied Plaintiff’s motion without prejudice and directed the parties to file within 60 days either a joint status report or a renewed motion for preliminary approval addressing issues identified by the Court regarding the settlement class definition and the allocation of the settlement proceeds.
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
On June 26, 2014, the Company agreed to waive service of the complaint, and on July 2, 2014, DBCC agreed to waive service. On July 29, 2014, the Company and DBCC filed a Joint Unopposed Motion to Transfer the litigation to the Western District of Washington. On July 31, 2014, the New Jersey court granted the Defendants’ Joint Motion to Transfer, and the case was transferred to the Western District of Washington on August 20, 2014. Pursuant to an order entered on December 17, 2014 by the Washington court, this case was coordinated for pre-trial discovery purposes with related cases transferred to the Western District of Washington. On January 6, 2015, the Court entered a stipulation and order setting forth the case management schedule. On January 15, 2015, Defendants filed motions to dismiss the complaint. In response, Altaflo filed an amended complaint on March 13, 2015. On April 3, 2015, Defendants filed motions to dismiss the amended complaint, and on May 22, 2015, Altaflo filed its oppositions to the motions. Defendants filed reply briefs on June 12, 2015. On July 17, 2015, Altaflo filed motions for class certification against the Company and DBCC. On September 9, 2015, the Washington court entered an order denying the Company’s motion to dismiss, and on October 19, 2015, it entered an order granting DBCC’s motion to dismiss without prejudice. At the request of the parties, on October 30, 2015, the Court entered an order striking

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

plaintiff’s class certification motions without prejudice and striking all upcoming deadlines while the parties negotiated a written settlement agreement. On February 11, 2016, the parties entered into a written settlement term sheet, and on May 16, 2016, the parties executed a settlement agreement, which was subject to Court approval. On May 17, 2016, plaintiff filed an Unopposed Motion for Preliminary Approval of the Class Action Settlement. On August 9, 2016, the Court denied plaintiff’s motion without prejudice and directed the parties to file either a renewed motion for preliminary approval of the class action settlement or a joint status report. On October 14, 2016, the parties entered into an amended settlement agreement, which amended some of the non-monetary terms of the agreement. On the same day, plaintiff filed with the Court the amended settlement agreement together with an unopposed renewed motion for preliminary approval of the amended settlement. On December 22, 2016, the Court denied plaintiff’s renewed motion and directed the parties to file either a renewed motion for preliminary approval of the class action settlement or a joint status report within 70 days. On March 2, 2017, the parties entered into a second amended settlement agreement. On the same day, plaintiff filed the second amended settlement agreement together with an unopposed renewed motion for preliminary approval of the second amended settlement. On May 5, 2017, the Court entered an order preliminarily certifying the class for settlement; approving the settlement, including the settlement amount, subject to certain changes to the settlement’s notice and administration provisions; and directing Plaintiffs to file supplemental papers addressing the notice and administration issues the Court identified. On August 25, 2017, the parties entered into a third amended stipulation of settlement, and plaintiffs filed a supplemental brief seeking approval of the third amended stipulation of settlement and addressing the issues identified in the Court’s May 5, 2017 order. On October 13, 2017, the Court denied Plaintiff’s motion without prejudice and directed the parties to file within 60 days either a joint status report or a renewed motion for preliminary approval addressing issues identified by the Court regarding the settlement class definition and the allocation of the settlement proceeds.
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
A discovery conference with the Court was held on November 16, 2016, and a Joint Discovery Plan was entered by the Court. A discovery status conference with the Court was subsequently held on February 7, 2017. Discovery is now underway, and the parties have entered a discovery confidentiality agreement. Discovery status conferences were held on April 27, 2017, June 2, 2017, July 20, 2017 and October 24, 2017. The next discovery status conference is scheduled for January 3, 2018.
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
As discussed above, at the Court’s direction in the O&R Class Actions, the parties in the underlying Class Actions have negotiated amendments to the settlement agreement in the Class Actions and on October 14, 2016, plaintiffs filed a renewed motion seeking preliminary approval of the amended class action settlement. On December 22, 2016, the Court denied that motion without prejudice and directed the parties in the underlying Class Actions to file either a renewed motion for preliminary approval of the class action settlement or a joint status report within 70 days. On March 2, 2017, the parties entered into a second amended settlement agreement. On the same day, plaintiff filed the second amended settlement agreement together with an unopposed renewed motion for preliminary approval of the second amended settlement. On May 5, 2017, the Court entered an order preliminarily certifying the class for settlement; approving the settlement, including the settlement amount, subject to certain changes to the settlement’s notice and administration provisions; and directing Plaintiffs to file supplemental papers addressing the notice and administration issues the Court identified. On August 25, 2017, the parties entered into a third amended stipulation of settlement, and plaintiffs filed a supplemental brief seeking approval of the third amended stipulation of settlement and addressing the issues identified in the Court’s May 5, 2017 order. On October 13, 2017, the Court denied Plaintiff’s motion without prejudice and directed the parties to file within 60 days either a joint status report or a renewed motion for preliminary approval addressing issues identified by the Court regarding the settlement class definition and the allocation of the settlement proceeds.
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

Note 8 -- Income Taxes
For the three months ended September 30, 2017, our effective tax rate was 30.5% as compared to (243.2)% for the three months ended September 30, 2016, resulting from the prior year period pre-tax loss of $8.2 million which was primarily due to the divestiture of Benelux and Latin America (see Note 14 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q). The improvement of the effective tax rate for the 2017 period compared to the prior year period was primarily due to: (i) the negative effect to the effective tax rate in 2016 attributable to the loss on the divestiture of our operations in Benelux and Latin America, most of which was as a result of the release of a cumulative foreign currency translation loss, that is not deductible for tax purposes; partially offset by (ii) a lower tax benefit in the 2017 period associated with the release of reserves for uncertain tax positions primarily as a result of the expiration of statute of limitations. For the three months ended September 30, 2017, there are no known changes in our effective tax rate that either have had or that we expect may reasonably have a material impact on our operations or future performance.
For the nine months ended September 30, 2017, our effective tax rate was 30.5% as compared to 68.4% for the nine months ended September 30, 2016. The lower effective tax rate for 2017 was primarily attributable to: (i) the loss in the prior year period on the divestiture of our operations in Benelux and Latin America, most of which was as a result of the release of a cumulative foreign currency translation loss, that is not deductible for tax purposes and (ii) higher non-taxable income in the current year period and a higher non-deductible expense in the prior year period, both related to the legal reserve associated with the SEC and DOJ investigation of our China operations; partially offset by (iii) a lower tax benefit recognized in the current year period associated with the release of reserves for uncertain tax positions primarily as a result of the expiration of statute of limitations. For the nine months ended September 30, 2017, there are no known changes in our effective tax rate that either have had or that we expect may reasonably have a material impact on our operations or future performance.
The total amount of gross unrecognized tax benefits as of September 30, 2017 was $7.3 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $6.8 million, net of related tax benefits.
We or one of our subsidiaries file income tax returns in the U.S. federal, and various state, local and foreign jurisdictions. In the U.S. federal jurisdiction, we are no longer subject to examination by the Internal Revenue Service (“IRS”) for years prior to 2014. In state and local jurisdictions, with a few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2012. In foreign jurisdictions, with a few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2011.
We recognize accrued interest expense related to unrecognized tax benefits in income tax expense. The total amount of interest expense recognized for the three month and nine month periods ended September 30, 2017 was $0.1 million and $0.2 million, respectively, net of tax benefits, as compared to $0.1 million and $0.3 million, net of tax benefits, for the three month and nine month periods ended September 30, 2016, respectively. The total amount of accrued interest as of September 30, 2017 was $0.4 million, net of tax benefits, as compared to $0.2 million, net of tax benefits, as of September 30, 2016.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

Note 9 -- Pension and Postretirement Benefits
The following table sets forth the components of the net periodic cost (income) associated with our pension plans and our postretirement benefit obligations:

	Pension Plans				Postretirement Benefit Obligations
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016	2017	2016	2017	2016
Components of Net Periodic Cost (Income):
Service Cost	$0.7	$0.8	$2.1	$2.3	$0.1	$0.1	$0.5	$0.5
Interest Cost	14.9	15.1	43.4	44.9	0.1	0.1	0.3	0.3
Expected Return on Plan Assets	(23.6)	(23.9)	(70.5)	(72.5)	—	—	—	—
Amortization of Prior Service Cost (Credit)	0.1	0.1	0.2	0.2	(0.2)	(0.4)	(0.8)	(1.2)
Recognized Actuarial Loss (Gain)	10.0	9.7	30.0	29.0	(0.5)	(0.3)	(1.1)	(1.1)
Net Periodic Cost (Income)	$2.1	$1.8	$5.2	$3.9	$(0.5)	$(0.5)	$(1.1)	$(1.5)
We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 that we expected to contribute approximately $29 million to our U.S. Non-Qualified plans and non-U.S. pension plans and approximately $2 million to our postretirement benefit plan for the year ended December 31, 2017. As of September 30, 2017, we have made contributions to our U.S. Non-Qualified and non-U.S. pension plans of $23.7 million and we have made contributions of $1.0 million to our postretirement benefit plan.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Americas	$352.0	$338.8	$1,000.1	$974.9
Non-Americas	76.3	74.0	215.4	211.7
Consolidated Total	$428.3	$412.8	$1,215.5	$1,186.6
Operating Income:
Americas	$99.7	$100.6	$233.5	$253.9
Non-Americas	23.4	20.0	62.8	47.2
Total Segments	123.1	120.6	296.3	301.1
Corporate and Other (1)	(27.9)	(23.8)	(83.8)	(104.6)
Consolidated Total	95.2	96.8	212.5	196.5
Non-Operating Income (Expense) - Net (2)	(15.7)	(105.0)	(44.6)	(130.6)
Income (Loss) Before Provision for Income Taxes and Equity in Net Income of Affiliates	$79.5	$(8.2)	$167.9	$65.9

(1)	The following table summarizes “Corporate and Other:”

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Corporate Costs	$(21.9)	$(20.0)	$(64.6)	$(57.5)
Restructuring Expense	(5.8)	(3.2)	(22.3)	(18.8)
Acquisition-Related Costs (a)	(0.2)	(0.2)	(4.8)	(0.8)
Decrease/(Increase) of Accrual for Legal Matters (b)	—	—	8.0	(26.0)
Legal and Other Professional Fees and Shut-Down (Costs) Recoveries Related to Matters in China	—	(0.4)	(0.1)	(1.5)
Total Corporate and Other	$(27.9)	$(23.8)	$(83.8)	$(104.6)

(a) The acquisition-related costs (e.g., banker's fees) for the three month and nine month periods ended September 30, 2017 were primarily related to the acquisition of Avention. See Note 13 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

(b)
The decrease in the accrued expenses for legal matters for the nine months ended September 30, 2017 was related to the SEC and DOJ investigation of our China operations. The accrued expenses for legal matters for the nine months ended September 30, 2016 is related to litigation (Jeffrey A. Thomas v. DBCC), net of an indemnification from the DBCC acquisition escrows, and the SEC and DOJ investigation of our China operations.

(2)	The following table summarizes “Non-Operating Income (Expense) - Net:”

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Interest Income	$0.4	$0.4	$1.2	$1.4
Interest Expense	(15.2)	(13.2)	(44.9)	(40.1)
Other Income (Expense) - Net (a)	(0.9)	(92.2)	(0.9)	(91.9)
Non-Operating Income (Expense) - Net	$(15.7)	$(105.0)	$(44.6)	$(130.6)

(a) The decrease in Other Expense - Net for the three month and nine month periods ended September 30, 2017 as compared to the three month and nine month periods ended September 30, 2016, was primarily due to a loss on the divestiture of our operations in Benelux and Latin America in 2016. See Note 14 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

Supplemental Geographic and Customer Solution Set Information:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Customer Solution Set Revenue:
Americas:
Risk Management Solutions	$202.6	$203.6	$567.9	$565.4
Sales & Marketing Solutions	149.4	135.2	432.2	409.5
Total Americas Revenue	$352.0	$338.8	$1,000.1	$974.9

Non-Americas:
Risk Management Solutions	$60.2	$60.3	$171.9	$175.0
Sales & Marketing Solutions	16.1	13.7	43.5	36.7
Total Non-Americas Revenue	$76.3	$74.0	$215.4	$211.7

Consolidated Total:
Risk Management Solutions	$262.8	$263.9	$739.8	$740.4
Sales & Marketing Solutions	165.5	148.9	475.7	446.2
Consolidated Total Revenue	$428.3	$412.8	$1,215.5	$1,186.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

	At September 30, 2017	At December 31, 2016
Assets:
Americas (3)	$1,409.7	$1,432.6
Non-Americas (4)	698.4	555.9
Total Segments	2,108.1	1,988.5
Corporate and Other (5)	192.9	220.7
Consolidated Total	$2,301.0	$2,209.2
Goodwill:
Americas	$633.5	$550.6
Non-Americas	141.1	101.3
Consolidated Total (6)	$774.6	$651.9

(3)
Total assets in the Americas segment at September 30, 2017 decreased by $22.9 million compared to December 31, 2016, primarily driven by a decrease in accounts receivable resulting from the cyclical sales pattern of our Americas business and a decrease in other intangible assets due to normal amortization, partially offset by an increase in total assets as the result of the acquisition of Avention in the first quarter of 2017 (see Note 13 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q), and an increase in computer software due to software-related enhancements on products.

(4)
Total assets in the Non-Americas segment at September 30, 2017 increased by $142.5 million compared to December 31, 2016, primarily driven by a net increase in cash as a result of the cyclical pattern of collections in the segment, an increase due to the acquisition of Avention in the first quarter of 2017, and the positive impact of foreign currency translation.

(5)
Total assets in Corporate and Other at September 30, 2017 decreased by $27.8 million compared to December 31, 2016, primarily driven by a net decrease in cash and a decrease in net deferred tax assets due to the acquisition of Avention.

(6)	Goodwill increased by $122.7 million at September 30, 2017 compared to December 31, 2016, primarily as the result of the acquisition of Avention in the first quarter of 2017.
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
By their nature, all such instruments involve risk, including the credit risk of non-performance by counterparties. However, at September 30, 2017 and December 31, 2016, there was no significant risk of loss in the event of non-performance of the counterparties to these financial instruments. We control our exposure to credit risk through monitoring procedures.
Our trade receivables do not represent a significant concentration of credit risk at September 30, 2017 and December 31, 2016, because we sell to a large number of customers in different geographical locations and industries.
Interest Rate Risk Management
Our objective in managing our exposure to interest rates is to limit the impact of interest rate changes on our earnings, cash flows and financial position, and to lower our overall borrowing costs. To achieve these objectives, we maintain a policy that floating-rate debt be managed within a minimum and maximum range of our total debt exposure. To manage our exposure and limit volatility, we may use fixed-rate debt, floating-rate debt and/or interest rate swaps. We recognize all derivative

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

instruments as either assets or liabilities at fair value in the statement of financial position. As of September 30, 2017 and December 31, 2016, we did not have any interest rate derivatives outstanding.
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
As of September 30, 2017 and December 31, 2016, the notional amounts of our foreign exchange contracts were $275.4 million and $280.1 million, respectively.
Fair Values of Derivative Instruments in the Consolidated Balance Sheet

	Asset Derivatives				Liability Derivatives
	September 30, 2017		December 31, 2016		September 30, 2017		December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other Current Assets	$1.3	Other Current Assets	$1.5	Other Accrued & Current Liabilities	$1.4	Other Accrued & Current Liabilities	$1.4
Total derivatives not designated as hedging instruments		$1.3		$1.5		$1.4		$1.4
Total Derivatives		$1.3		$1.5		$1.4		$1.4
Our foreign exchange forward contracts are not designated as hedging instruments under authoritative guidance.
The Effect of Derivative Instruments on the Consolidated Statement of Operations and Comprehensive Income (Loss)

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2017	2016	2017	2016
Foreign exchange forward contracts	Non-Operating Income (Expenses) – Net	$3.8	$0.9	$8.6	$(5.9)
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
The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value. Level inputs, as defined by authoritative guidance, are as follows:

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

The following table summarizes fair value measurements by level at September 30, 2017 for assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Balance at September 30, 2017
Assets:
Cash Equivalents (1)	$208.2	$—	$—	$208.2
Other Current Assets:
Foreign Exchange Forwards (2)	$—	$1.3	$—	$1.3
Liabilities:
Other Accrued and Current Liabilities:
Foreign Exchange Forwards (2)	$—	$1.4	$—	$1.4

(1)	Cash equivalents represents fair value as it consists of highly-liquid investments with an initial term from the date of purchase by the Company to maturity of three months or less.

(2)	Primarily represents foreign currency forward contracts. Fair value is determined utilizing a market approach and considers a factor for nonperformance in the valuation.
There were no transfers between Levels I and II for the nine months ended September 30, 2017. There were no transfers in or transfers out of Level III in the fair value hierarchy for the nine months ended September 30, 2017.
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

There were no transfers between Levels I and II for the year ended December 31, 2016. There were no transfers in or transfers out of Level III in the fair value hierarchy for the year ended December 31, 2016.
At September 30, 2017 and December 31, 2016, the fair value of cash and cash equivalents, accounts receivable, other receivables and accounts payable approximated carrying value due to the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on valuation models using

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

discounted cash flow methodologies with market data inputs from globally recognized data providers and third-party quotes from major financial institutions (categorized as Level II in the fair value hierarchy), are as follows:

	Balance at
	September 30, 2017		December 31, 2016
	Carrying Amount (Asset) Liability	Fair Value (Asset) Liability	Carrying Amount (Asset) Liability	Fair Value (Asset) Liability
Short-term and Long-term Debt	$1,045.0	$1,076.6	$1,043.5	$1,063.1
Revolving Credit Facility	$277.6	$276.8	$199.8	$200.2
Term Loan Facility	$359.0	$363.3	$373.7	$383.6
Items Measured at Fair Value on a Nonrecurring Basis
In addition to assets and liabilities that are recorded at fair value on a recurring basis, we are required to record assets and liabilities at fair value on a nonrecurring basis as required by GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges.
During the three month and nine month periods ended September 30, 2017, we recorded an impairment charge of $1.1 million in Corporate and Other related to certain software assets for our corporate back-office systems as a result of our decision to use alternative technology. We determined that the fair value of the assets was zero as there was no alternative use. The charge was included in “Selling and Administrative Expenses” in the unaudited consolidated statement of operations.
During the three month and nine month periods ended September 30, 2016, we recorded a loss of $89.6 million related to the divestiture of our operations in Benelux and Latin America. Both businesses were classified as assets held for sale at September 30, 2016 and were measured at the lower of their carrying amount or fair value less cost to sell based on Level II inputs. During the first quarter of 2017, we recorded an additional pre-tax loss of $0.7 million reflecting the final working capital adjustment for the sale of the Benelux businesses. The loss was recorded in “Other Income (Expense) - Net” in the unaudited consolidated statements of operations. See Note 14 to the unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for further detail.

Note 12 --	Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (“AOCI”) as of September 30, 2017 and 2016:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Total
Balance, December 31, 2015	$(291.7)	$(673.8)	$(965.5)
Other Comprehensive Income Before Reclassifications	(41.1)	(3.9)	(45.0)
Amounts Reclassified From Accumulated Other Comprehensive Income, net of tax	45.8	17.7	63.5
Balance, September 30, 2016	$(287.0)	$(660.0)	$(947.0)

Balance, December 31, 2016	$(266.2)	$(683.4)	$(949.6)
Other Comprehensive Income Before Reclassifications	35.7	(3.9)	31.8
Amounts Reclassified From Accumulated Other Comprehensive Income, net of tax	—	18.8	18.8
Balance, September 30, 2017	$(230.5)	$(668.5)	$(899.0)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

The following table summarizes the reclassifications out of AOCI as of September 30, 2017 and 2016:

Details About Accumulated Other Comprehensive Income Components	Affected Line Item in the Statement Where Net Income is Presented	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
		Three Months Ended September 30,		Nine Months Ended September 30,
		2017	2016	2017	2016
Foreign Currency Translation Adjustments:
Sale of Business	Other Income (Expense) – Net	$—	$45.8	$—	$45.8

Defined Benefit Pension Plans:
Amortization of Prior Service Costs	Selling and Administrative Expenses	$(0.1)	$(0.3)	$(0.4)	$(0.7)
	Operating Expenses	—	(0.1)	(0.2)	(0.3)
Amortization of Actuarial Gain/Loss	Selling and Administrative Expenses	6.2	6.4	18.8	18.8
	Operating Expenses	3.4	3.1	10.2	9.1
Total Before Tax		9.5	9.1	28.4	26.9
Tax (Expense) or Benefit		(3.0)	(3.0)	(9.6)	(9.2)
Total After Tax		$6.5	$6.1	$18.8	$17.7

Total Reclassifications for the Period, Net of Tax		$6.5	$51.9	$18.8	$63.5

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
The table below reflects the purchase price related to the acquisition and the resulting purchase allocation:

			Measurement Period Adjustments
	Amortization Life (years)	Preliminary Purchase Price Allocation at March 31, 2017	Second Quarter of 2017	Third Quarter of 2017	Preliminary Purchase Price Allocation at September 30, 2017
Cash		$4.2	$—	$—	$4.2
Accounts Receivable		13.6	—	—	13.6
Other Current Assets		2.3	—	—	2.3
Total Current Assets		$20.1	$—	$—	$20.1
Intangible Assets:
Customer Relationships	10 to 12	31.2	1.0	(1.3)	30.9
Technology	6	15.8	(0.7)	(0.7)	14.4
Backlog	2	5.8	1.0	(0.3)	6.5
Goodwill	Indefinite	112.8	0.8	0.5	114.1
Other		5.3	—	—	5.3
Total Assets Acquired		$191.0	$2.1	$(1.8)	$191.3

Deferred Revenue		$23.3	$(1.0)	$—	$22.3
Deferred Tax Liability		7.7	3.1	(1.8)	9.0
Other Liabilities		5.8	—	—	5.8
Total Liabilities Assumed		$36.8	$2.1	$(1.8)	$37.1
Total Purchase Price		154.2	—	—	154.2
Less:
Cash Acquired		(4.2)	—	—	(4.2)
Net Cash Consideration		$150.0	$—	$—	$150.0
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

The preliminary fair values of the acquired assets and liabilities are subject to change within the one-year measurement period. We expect to continue to obtain information to determine the fair values of the net assets acquired at the acquisition date during the measurement period. Since the initial valuation reflected in our financial results as of March 31, 2017, we have allocated goodwill and intangible assets between our Americas and Non-Americas segments based on their respective projected cash flows. In addition, we recorded adjustments to the deferred tax liability reflecting the allocation of intangible assets between segments. The above measurement period adjustments to the preliminary valuation of assets and liabilities resulted in a net increase of goodwill of $0.8 million in the second quarter of 2017 and $0.5 million in the third quarter of 2017. We expect to finalize the purchase accounting process in the fourth quarter of 2017 upon the completion of the analysis of certain tax attributes such as net operating loss and foreign tax credits. We believe that the information gathered to date provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed. But, if facts and circumstances arise that necessitate change, we will adjust the associated fair values. Thus, the provisional measurements of fair value set forth above may be subject to further change.
Goodwill of $81.3 million and $32.8 million was assigned to our Americas and Non-Americas segment, respectively, at September 30, 2017. The value of the goodwill is primarily related to Avention’s capability associated with product development which provides potential growth opportunities in the Sales Acceleration space. In addition, we expect cost synergies as a result of the acquisition. The intangible assets, with useful lives from 2 to 12 years, are being amortized over a weighted-average useful life of 8.6 years utilizing a straight-line method, which approximates the timing of the benefits derived. The intangibles have been recorded within Other Intangibles in our unaudited consolidated balance sheet since the date of acquisition.
Tax Treatment of Goodwill
The goodwill acquired is not deductible for tax purposes.
Unaudited Pro Forma Financial Information
The following unaudited pro forma statements of operations data presents the combined results of Dun & Bradstreet and Avention, assuming that the acquisition had occurred on January 1, 2016.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Reported GAAP Revenue (1)	$428.3	$412.8	$1,215.5	$1,186.6
Add: Avention Preacquisition Revenue	—	14.7	—	44.3
Add: Deferred Revenue Fair Value Adjustment	1.7	(1.7)	6.7	(6.7)
Pro Forma Revenue	$430.0	$425.8	$1,222.2	$1,224.2

Reported GAAP Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders (2)	$54.1	$(29.4)	$114.7	$19.4

Pro Forma Adjustments - Net of Income Tax:
Preacquisition Net Income (Losses)	—	(1.9)	—	(6.0)
Deferred Revenue Fair Value Adjustment	1.4	(1.4)	4.6	(4.6)
Amortization for Intangible Assets	—	(1.3)	—	(4.1)
Acquisition-Related Costs	—	—	2.8	(2.8)
Pro Forma Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders	$55.5	$(34.0)	$122.1	$1.9

(1)	Reported GAAP revenue includes revenue from Avention since the acquisition date of $10.9 million and $33.2 million for the three month and nine month periods ended September 30, 2017, respectively.

(2)
Reported GAAP Net Income Attributable to Dun & Bradstreet Common Shareholders includes a net loss from Avention since the acquisition date of $1.6 million and $6.6 million for the three month and nine month periods ended September 30, 2017, respectively.

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
Latin America
The sale was valued at $11 million, for which we received a five-year note with an interest rate of 2% per annum. We received a payment of $1.2 million during the third quarter of 2017, of which $1.0 million was related to the annual principal payment and $0.2 million was related to the accrued interest payment. We recorded a total pre-tax loss of $18.4 million in connection with the sale of the Latin America businesses for the year ended December 31, 2016, of which $17.5 million was reported in the third quarter of 2016 when the Latin America businesses were classified as assets held for sale and $0.9 million was reported in the fourth quarter of 2016, reflecting the final asset value on the disposal date. The loss was primarily attributable to the release of a cumulative foreign currency translation loss of $16.6 million. We also recognized a liability of $1.8 million related to our contingent liability to reimburse the purchasers for certain future severance payments and other employee benefit payments related to our former employees transferred to the buyer as part of the divestiture transaction. The liability was established based on our estimate of the probable outcome of the related contingent events. As of September 30, 2017, we have made payments of $0.7 million to the purchasers related to our former employees’ benefits which were included in “Cash Flows from Operating Activities” in our Consolidated Statements of Cash Flows for the nine months ended September 30, 2017. In addition, we have made payments of $0.3 million related to severance payments incurred by the purchasers, which were included in “Cash Flows from Investing Activities” in our Consolidated Statements of Cash Flows for the nine months ended September 30, 2017. Our businesses in Latin America were historically included in our Americas segment. Transaction costs associated with the divestiture were $4.4 million, of which $1.6 million, $2.7 million and $0.1 million were paid in the third quarter of 2016, the fourth quarter of 2016 and the first quarter of 2017, respectively. Payments for transaction costs were included as “Cash Flows from Investing Activities” in our Consolidated Statements of Cash Flows.
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
Benelux
The sale was valued at $27 million, net of a working capital adjustment of $0.9 million. In November 2016, we received proceeds, net of divested cash, of $24 million and estimated a working capital adjustment of $0.2 million payable to the buyer. In the first quarter of 2017, we have finalized the working capital adjustment and made a payment of $0.9 million to the buyer. As a result, we recorded an additional pre-tax loss of $0.7 million for the sale of the Benelux businesses in the first quarter of 2017. For the year ended December 31, 2016, we recorded a total pre-tax loss of $76.7 million related to the divestiture of the Benelux businesses, of which $72.1 million was reported when the Benelux businesses were classified as assets held for sale in the third quarter of 2016 and $4.6 million was reported in the fourth quarter of 2016, reflecting the final net asset value on the disposal date. The loss was primarily attributable to the release of a cumulative foreign currency translation loss of $72.9 million. We also recognized a liability of $0.8 million related to our contingent liability to reimburse Altares B.V. for certain future severance payments to our former employees transferred to the buyer as part of the divestiture transaction. The liability was established based on our estimate of the probable outcome of the related contingent events. As of September 30, 2017, we have made payments of $0.7 million to the purchaser which were included as “Cash Flows from Investing Activities” in our Consolidated Statements of Cash Flows for the nine months ended September 30, 2017. Our businesses in Benelux were historically included in our Non-Americas segment. Transaction costs associated with the divestiture were $5.0 million, of which $1.5 million and $3.5 million were paid in the third quarter of 2016 and fourth quarter of 2016, respectively. Payments for transaction costs were included as “Cash Flows from Investing Activities” in our Consolidated Statements of Cash Flows.
The assets and liabilities in the Benelux businesses on the disposal date were as follows:

At Disposal Date
Cash and Cash Equivalents	$3.7
Accounts Receivable	12.4
Other Current Assets	0.8
Goodwill	31.4
Other Long-Term Assets	0.8
Total Assets	$49.1
Accrued and Other Current Liabilities	$5.3
Deferred Revenue	18.0
Other Long-Term Liabilities	—
Total Liabilities	$23.3
In connection with the divestiture, we also entered into a commercial service agreement with the initial term of ten years through 2026. The agreement is renewable subject to certain terms and conditions. Under the agreement, Altares B.V., will act as the exclusive distributor of our products and services in the Benelux territory, and we will act as the exclusive data distributor of Altares B.V. outside the Benelux territory. As part of this commercial service agreement, we also entered into a trademark license agreement and technology services agreement co-terminous with the commercial service agreement. Subsequently, the commercial service agreement was extended for an additional five-year term in the third quarter of 2017.  We expect to receive total payments of approximately $400 million under these agreements during the 15-year period.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

The sale was initially valued at $169.8 million, of which we received proceeds of $159.7 million, inclusive of a working capital adjustment of $0.7 million. The remaining proceeds of $10.1 million were being held in an escrow account until the resolution of certain contingent events as defined in the Share Sale Agreement. Under the agreement the escrow funds may be used to reimburse certain future costs incurred by Archer related to data supplier arrangements and specified technology and data operation infrastructure upgrades over the next three years since the disposal date. A reserve was established based on our estimate of the probable outcome of the contingent events discussed above. We recorded a pre-tax loss on the disposal of a business of $0.9 million during the third quarter of 2016, reflecting the increase of escrow reserve discussed above. At December 31, 2016, we did not expect to receive any payment from the escrow fund and had a reserve of $10.1 million. In March 2017, there was an amendment to the Share Sale Agreement eliminating the escrow requirements. In addition, during the first quarter of 2017 we recorded a loss on the disposal of business of $0.8 million, resulting from a settlement payment associated with Archer’s warranty claim. Our business in ANZ was historically recorded in our Non-Americas segment.
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
Note 15 -- Goodwill and Other Intangibles
Computer Software and Goodwill:

	Computer Software	Goodwill
December 31, 2016	$108.1	$651.9
Acquisitions (1)	0.6	112.8
Additions at Cost (2)	12.7	—
Amortization	(7.7)	—
Other (3)	(0.1)	0.3
March 31, 2017	113.6	765.0
Acquisitions (1)	—	0.8
Additions at Cost (2)	14.5	—
Amortization	(7.8)	—
Other (3)	2.7	4.4
June 30, 2017	123.0	770.2
Acquisitions (1)	—	0.5
Additions at Cost (2)	14.5	—
Amortization	(8.9)	—
Write-off	(1.1)	—
Other (3)	2.0	3.9
September 30, 2017	$129.5	$774.6

(1)	Computer Software and Goodwill - Related to the acquisition of Avention. See Note 13 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

(2)	Computer Software - Primarily due to software-related enhancements on products and the purchase of third party licenses.

(3)	Computer Software and Goodwill - Primarily due to the impact of foreign currency fluctuations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

Other Intangibles:

	Customer Relationships	Other Definite-Lived Intangibles	Other Indefinite-Lived Intangibles	Total
December 31, 2016 (4)	$74.6	$63.1	$158.4	$296.1
Acquisitions (5)	31.2	21.6	—	52.8
Additions at Cost	—	—	—	—
Amortization	(3.7)	(4.5)	—	(8.2)
Other	0.1	—	—	0.1
March 31, 2017 (4)	102.2	80.2	158.4	340.8
Acquisitions (5)	1.0	0.3	—	1.3
Additions at Cost	—	0.2	—	0.2
Amortization	(3.8)	(4.6)	—	(8.4)
Other	0.4	0.1	—	0.5
June 30, 2017 (4)	99.8	76.2	158.4	334.4
Acquisitions (5)	(1.3)	(1.0)	—	(2.3)
Additions at Cost	—	0.3	—	0.3
Amortization	(3.7)	(4.2)	—	(7.9)
Other	—	—	—	—
September 30, 2017	$94.8	$71.3	$158.4	$324.5

(4)
Customer Relationships - Net of accumulated amortization of $36.7 million, $32.9 million, $28.8 million and $25.1 million as of September 30, 2017, June 30, 2017, March 31, 2017 and December 31, 2016, respectively.

Other Definite-Lived Intangibles - Net of accumulated amortization of $99.0 million, $100.7 million, $95.4 million and $91.2 million as of September 30, 2017, June 30, 2017, March 31, 2017 and December 31, 2016, respectively.

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
In March 2017, we notified CCMG of our decision to discontinue certain services under the outsourcing agreements primarily related to the Inbound Customer Service function effective September 2017, resulting in a reduction of service commitments of approximately $19 million. At March 31, 2017, total expected payments to CCMG over the remaining terms of the above contracts will aggregate to approximately $70 million.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

Note 17 -- Subsequent Events
Dividend Declaration
In October 2017, the Board of Directors approved the declaration of a dividend of $0.5025 per share of common stock for the fourth quarter of 2017. This cash dividend will be payable on December 8, 2017 to shareholders of record at the close of business on November 22, 2017.

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
Dun & Bradstreet® is the world’s leading source of commercial data, analytics and insight on businesses. Our global commercial database as of September 30, 2017 contained more than 280 million business records. We transform commercial data into valuable insight which is the foundation of our global solutions that customers rely on to make critical business decisions.
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
We also analyze “As Adjusted” revenue growth on an organic basis because management believes this information provides important insight into the underlying/ongoing performance of the business. Organic revenue excludes the estimated revenue contributed from acquired businesses for one year from the date of the acquisition and net divested revenue which we define as the historical revenues from the divested businesses net of the annual ongoing future revenue streams resulting from the commercial arrangements entered into in connection with such divestitures.
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
The following table presents the contribution by segment to revenue:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue:
Americas	82%	82%	82%	82%
Non-Americas	18%	18%	18%	18%
The following table presents contributions by customer solution set to revenue:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue by Customer Solution Set:
Risk Management Solutions	61%	64%	61%	62%
Sales & Marketing Solutions	39%	36%	39%	38%
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

Consolidated Revenue
The following table presents our total revenue by segment:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(Amounts in millions)		(Amounts in millions)
Revenue:
Americas	$352.0	$338.8	$1,000.1	$974.9
Non-Americas	76.3	74.0	215.4	211.7
Total Revenue	$428.3	$412.8	$1,215.5	$1,186.6
The following table presents our total revenue by customer solution set:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(Amounts in millions)		(Amounts in millions)
Revenue:
Risk Management Solutions	$262.8	$263.9	$739.8	$740.4
Sales & Marketing Solutions	165.5	148.9	475.7	446.2
Total Revenue	$428.3	$412.8	$1,215.5	$1,186.6
Three Months Ended September 30, 2017 vs. Three Months Ended September 30, 2016
Total revenue increased $15.5 million, or 4% (3% increase before the effect of foreign exchange), for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. The increase in total revenue was driven by an increase in Americas total revenue of $13.2 million, or 4% (both after and before the effect of foreign exchange) and an increase in Non-Americas total revenue of $2.3 million, or 3% (1% increase before the effect of foreign exchange).
We acquired a 100% equity interest in Avention during the first quarter of 2017. The impact of the deferred revenue fair value adjustment was a reduction to revenue of $1.7 million for the three months ended September 30, 2017. See Note 13 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further details on the Avention acquisition.
We divested our operations in Benelux in November 2016 and our operations in Latin America in September 2016. See Note 14 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further details.
Customer Solution Sets
On a customer solution set basis, total revenue reflects:

•
A $1.1 million, or less than 1% decrease (1% decrease before the effect of foreign exchange), in Risk Management Solutions. The decrease was driven by a decrease in revenue in Americas of $1.0 million, or less than 1% (1% decrease before the effect of foreign exchange) and a decrease in revenue in Non-Americas of $0.1 million, or less than 1% (3% decrease before the effect of foreign exchange); and

•
A $16.6 million, or 11% increase (both after and before the effect of foreign exchange), in Sales & Marketing Solutions. The increase was driven by an increase in revenue in Americas of $14.2 million, or 11% (both after and before the effect of foreign exchange) and an increase in Non-Americas of $2.4 million, or 16% (17% increase before the effect of foreign exchange).

Nine Months Ended September 30, 2017 vs. Nine Months Ended September 30, 2016
Total revenue increased $28.9 million, or 2% (3% increase before the effect of foreign exchange), for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. The increase in total revenue was driven by an increase in Americas total revenue of $25.2 million, or 3% (both after and before the effect of foreign exchange) and an increase in Non-Americas total revenue of $3.7 million, or 2% (4% increase before the effect of foreign exchange).

We acquired a 100% equity interest in Avention during the first quarter of 2017 and a 100% equity interest in Dun & Bradstreet Credibility Corp (“DBCC”) during the second quarter of 2015. The impact of the deferred revenue fair value adjustment was a reduction to revenue of $6.7 million and $3.1 million for the nine months ended September 30, 2017 and 2016, respectively. See Note 13 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further details on the Avention acquisition and Note 18 to the audited consolidated financial statements included in Item 8. of our Annual Report on Form 10-K for further details on the DBCC acquisition.
We divested our operations in Benelux in November 2016 and our operations in Latin America in September 2016. See Note 14 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further details.
Customer Solution Sets
On a customer solution set basis, total revenue reflects:

•
A $0.6 million, or less than 1% decrease (less than 1% increase before the effect of foreign exchange), in Risk Management Solutions. The decrease was driven by a decrease in revenue in Non-Americas of $3.1 million, or 2% (less than 1% decrease before the effect of foreign exchange), partially offset by an increase in revenue in Americas of $2.5 million, or less than 1% (both after and before the effect of foreign exchange); and

•
A $29.5 million, or 7% increase (both after and before the effect of foreign exchange), in Sales & Marketing Solutions. The increase was driven by an increase in revenue in Americas of $22.7 million, or 6% (both after and before the effect of foreign exchange) and an increase in Non-Americas of $6.8 million, or 18% (23% increase before the effect of foreign exchange).

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
Although our discussions with both the SEC and DOJ are ongoing, we do not believe that the ultimate outcome will be material to our business, financial condition or results of operations. Based on our discussions with the SEC and DOJ, including indications from the SEC of its estimate of the amount of net benefit potentially earned by the Company as a result of the challenged activities, we continue to believe that it is probable that the Company will incur a loss related to the government’s investigation.  We continue to have follow-up meetings with the SEC and DOJ, most recently meeting with the SEC in October 2017 and separately with the DOJ in July 2017. The factual investigation into this matter has concluded. The parties are discussing the potential resolution of this matter, which is expected to be limited to the preparation of related documentation. In accordance with ASC 450, during the second quarter of 2017 we adjusted the amount in respect of this matter that has been accrued in the consolidated financial statements.

Consolidated Operating Costs
The following table presents our consolidated operating costs and operating income for the three month and nine month periods ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(Amounts in millions)		(Amounts in millions)
Operating Expenses	$142.6	$130.7	$424.3	$396.1
Selling and Administrative Expenses	164.6	164.9	498.0	524.3
Depreciation and Amortization	20.1	17.2	58.4	50.9
Restructuring Charge	5.8	3.2	22.3	18.8
Operating Costs	$333.1	$316.0	$1,003.0	$990.1
Operating Income	$95.2	$96.8	$212.5	$196.5
Operating Expenses
Operating expenses increased $11.9 million, or 9%, and $28.2 million, or 7%, for the three month and nine month periods ended September 30, 2017, respectively, compared to the three month and nine month periods ended September 30, 2016, respectively. The increase was primarily due to the following:

•	Increased compensation and data costs as a result of investments in our strategy; and

•	Increased costs as a result of the acquisition of Avention during the first quarter of 2017;
partially offset by:

•	Decreased costs as a result of our cost reduction efforts; and

•	Lower costs as a result of the divestiture of our Benelux operations during the fourth quarter of 2016.
Selling and Administrative Expenses
Three Months Ended September 30, 2017 vs. Three Months Ended September 30, 2016
Selling and administrative expenses decreased $0.3 million, or less than 1% for the three months ended September 30, 2017, compared to the three months ended September 30, 2016. The decrease was primarily due to:

•	Lower costs as a result of the divestiture of our Benelux operations during the fourth quarter of 2016;
partially offset by:

•	Increased costs as a result of the acquisition of Avention during the first quarter of 2017.
Nine Months Ended September 30, 2017 vs. Nine Months Ended September 30, 2016
Selling and administrative expenses decreased $26.3 million, or 5% for the nine months ended September 30, 2017, compared to the nine months ended September 30, 2016. The decrease was primarily due to:

•
Lower costs resulting from accrued expenses for legal matters recorded in the second quarter of 2016 and a decrease of accrued expenses for legal matters, in the second quarter of 2017, related to the SEC and DOJ investigation of our China operations. See Note 7 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q; and

•	Lower costs as a result of the divestiture of our Benelux operations during the fourth quarter of 2016;
partially offset by:

•	Increased costs as a result of the acquisition of Avention during the first quarter of 2017; and

•	Increased compensation costs as a result of investments in our strategy.
Matters Impacting Both Operating Expenses and Selling and Administrative Expenses
Pension, Postretirement and 401(k) Plan
We had net pension cost of $2.1 million and $5.2 million for the three month and nine month periods ended September 30, 2017, respectively, compared with $1.8 million and $3.9 million for the three month and nine month periods ended September 30, 2016, respectively. The net pension cost in 2017 was negatively impacted by a lower expected return on plan assets driven by a lower long-term rate of return assumption at January 1, 2017 for our U.S. Qualified Plan. For 2017, we use a long-term rate of return of 7.00%, compared to 7.25% for 2016. Additionally, the net pension cost in 2017 was negatively impacted by higher amortization of actuarial loss due to a lower discount rate at January 1, 2017. The decrease in income was partially offset by a lower interest cost, also driven by a lower discount rate at January 1, 2017. The weighted average discount rate applied to the projected benefit obligation for our pension plans globally at January 1, 2017 was 3.62%, a 22 basis points decrease from the 3.84% discount rate used for 2016.
We had net postretirement benefit income of $0.5 million and $1.1 million for the three month and nine month periods ended September 30, 2017, respectively, compared with $0.5 million and $1.5 million for the three month and nine month periods ended September 30, 2016, respectively. Lower postretirement benefit income for the nine months ended September 30, 2017 compared to the prior year period was primarily attributable to lower amortization of prior service credits due to prior service credits being fully amortized in 2017.
We had expense associated with our 401(k) Plan of $2.2 million and $9.1 million for the three month and nine month periods ended September 30, 2017, respectively, compared with $2.4 million and $9.1 million for the three month and nine month periods ended September 30, 2016, respectively. Fluctuations in the expense for our 401(k) Plan were driven by Company matching contributions associated with employee compensation.
Stock-Based Compensation
For the three month and nine month periods ended September 30, 2017, we recognized total stock-based compensation expense of $5.4 million and $16.3 million, respectively, compared to $5.7 million and $15.4 million for the three month and nine month periods ended September 30, 2016, respectively.
Expense associated with restricted stock unit programs was $5.1 million and $15.2 million for the three month and nine month periods ended September 30, 2017, respectively, compared to $5.4 million and $14.4 million for the three month and nine month periods ended September 30, 2016, respectively. The decrease for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 was primarily due to higher forfeitures in 2017, partially offset by our increased use of performance-based restricted stock units. The increase for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 was primarily due to higher payouts of our performance-based restricted stock units during 2017, partially offset by higher forfeitures in 2017.
Expense associated with our Employee Stock Purchase Plan (“ESPP”) was $0.3 million and $1.1 million for the three month and nine month periods ended September 30, 2017, respectively, compared to $0.3 million and $0.9 million for the three month and nine month periods ended September 30, 2016, respectively. The increase was primarily due to a higher level of participation in 2017.
We had no expense associated with our stock option programs for the three month and nine month periods ended September 30, 2017, respectively, compared to less than $0.1 million and $0.1 million for the three month and nine month periods ended September 30, 2016, respectively.
We expect total equity-based compensation of approximately $22 million for 2017. We consider these costs to be part of our compensation costs and, therefore, they are included in operating expenses and in selling and administrative expenses, based upon the classifications of the underlying compensation costs.
Depreciation and Amortization
Depreciation and amortization increased $2.9 million, or 17%, and $7.5 million, or 15%, for the three month and nine month periods ended September 30, 2017, respectively, as compared to the three month and nine month periods ended September 30, 2016, respectively. The increase in depreciation and amortization was primarily due to the acquisition of Avention during the first quarter of 2017, partially offset by the completion of the depreciable lives of certain assets.

Restructuring Charge
We recorded restructuring charges of $5.8 million and $22.3 million for the three month and nine month periods ended September 30, 2017, respectively, as compared to $3.2 million and $18.8 million for the three month and nine month periods ended September 30, 2016, respectively. See Note 3 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further detail.
Interest Income (Expense) — Net
The following table presents our “Interest Income (Expense) – Net” for the three month and nine month periods ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(Amounts in millions)		(Amounts in millions)
Interest Income	$0.4	$0.4	$1.2	$1.4
Interest Expense	(15.2)	(13.2)	(44.9)	(40.1)
Interest Income (Expense) – Net	$(14.8)	$(12.8)	$(43.7)	$(38.7)
Interest income decreased $0.2 million for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016. The decrease in interest income was primarily attributable to lower average interest rates on our invested cash.
Interest expense increased $2.0 million and $4.8 million for the three month and nine month periods ended September 30, 2017, respectively, as compared to the three month and nine month periods ended September 30, 2016. The increase in interest expense was primarily attributable to higher average interest rates on our outstanding debt balances.

Other Income (Expense) — Net
The following table presents our “Other Income (Expense) — Net” for the three month and nine month periods ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(Amounts in millions)		(Amounts in millions)
Loss on Sale of Businesses (a)	$—	$(89.6)	$(0.7)	$(89.6)
Effect of Legacy Tax Matters (b)	—	(1.7)	—	(1.7)
Miscellaneous Other Income (Expense) – Net	(0.9)	(0.9)	(0.2)	(0.6)
Other Income (Expense) – Net	$(0.9)	$(92.2)	$(0.9)	$(91.9)

(a)
During the three month and nine month periods ended September 30, 2016, we recorded a loss due to the divestitures of our operations in Benelux and Latin America. During the nine months ended September 30, 2017, we recorded an additional pre-tax loss of $0.7 million for the divestiture of the Benelux businesses related to a working capital adjustment. See Note 14 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further detail.

(b)
During the three month and nine month periods ended September 30, 2016, we recognized the reduction of a contractual receipt under a tax allocation agreement between Moody's Corporation and Dun & Bradstreet as a result of the expiration of a statute of limitations for the 2012 tax year.

Provision for Income Taxes
For the three months ended September 30, 2017, our effective tax rate was 30.5% as compared to (243.2)% for the three months ended September 30, 2016, resulting from the prior year period pre-tax loss of $8.2 million which was primarily due to the divestiture of Benelux and Latin America (see Note 14 to our unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q). The improvement of the effective tax rate for the 2017 period compared to the prior year period was primarily due to: (i) the negative effect to the effective tax rate in 2016 attributable to the loss on the divestiture of our operations in Benelux and Latin America, most of which was as a result of the release of a cumulative foreign currency translation loss, that is not deductible for tax purposes; partially offset by (ii) a lower tax benefit in the 2017 period associated with the release of reserves for uncertain tax positions primarily as a result of the expiration of statute of limitations. For the three months ended September 30, 2017, there are no known changes in our effective tax rate that either have had or that we expect may reasonably have a material impact on our operations or future performance.
For the nine months ended September 30, 2017, our effective tax rate was 30.5% as compared to 68.4% for the nine months ended September 30, 2016. The lower effective tax rate for 2017 was primarily attributable to: (i) the loss in the prior year period on the divestiture of our operations in Benelux and Latin America, most of which was as a result of the release of a cumulative foreign currency translation loss, that is not deductible for tax purposes and (ii) higher non-taxable income in the current year period and a higher non-deductible expense in the prior year period, both related to the legal reserve associated with the SEC and DOJ investigation of our China operations; partially offset by (iii) a lower tax benefit recognized in the current year period associated with the release of reserves for uncertain tax positions primarily as a result of the expiration of statute of limitations. For the nine months ended September 30, 2017, there are no known changes in our effective tax rate that either have had or that we expect may reasonably have a material impact on our operations or future performance.
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
The following table sets forth our EPS for the three month and nine month periods ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Basic Earnings (Loss) Per Share of Common Stock:
Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$1.46	$(0.78)	$3.13	$0.56
Loss from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	—	(0.02)	(0.02)	(0.03)
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders	$1.46	$(0.80)	$3.11	$0.53
Diluted Earnings (Loss) Per Share of Common Stock:
Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$1.45	$(0.78)	$3.11	$0.55
Loss from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	—	(0.02)	(0.02)	(0.02)
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders	$1.45	$(0.8)	$3.09	$0.53
For the three month and nine month periods ended September 30, 2017, both basic and diluted EPS attributable to Dun & Bradstreet common shareholders increased compared with the three month and nine month periods ended September 30, 2016. The increases for basic and diluted EPS were primarily due to higher net income from continuing operations in 2017 largely driven by the loss in the third quarter of 2016 on divestitures of our operations in Benelux and Latin America primarily resulting from the release of a cumulative foreign currency translation loss, as well as accrued expenses for legal matters recorded in the second quarter of 2016 and a decrease of accrued expenses for legal matters in the second quarter of 2017 related to the SEC and DOJ investigation of our China operations.

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
Americas
Americas is our largest segment, representing 82% of our total revenue for each of the three month and nine month periods ended September 30, 2017 and 2016.
The following table presents our Americas revenue by customer solution set and Americas operating income for the three month and nine month periods ended September 30, 2017 and 2016:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(Amounts in millions)		(Amounts in millions)
Revenue:
Risk Management Solutions	$202.6	$203.6	$567.9	$565.4
Sales & Marketing Solutions	149.4	135.2	432.2	409.5
Americas Total Revenue	$352.0	$338.8	$1,000.1	$974.9
Operating Income	$99.7	$100.6	$233.5	$253.9
Three Months Ended September 30, 2017 vs. Three Months Ended September 30, 2016
Americas Overview
Americas total revenue increased $13.2 million, or 4% (both after and before the effect of foreign exchange), for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. We acquired a 100% equity interest in Avention during the first quarter of 2017. The impact of the deferred revenue fair value adjustment was a reduction to revenue of $1.7 million for the three months ended September 30, 2017. See Note 13 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further details on the Avention acquisition.
Americas Customer Solution Sets
On a customer solution set basis, the $13.2 million increase in total revenue for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, reflects:
Risk Management Solutions
A decrease in Risk Management Solutions of $1.0 million, or less than 1% (1% decrease before the effect of foreign exchange) attributable to:

Trade Credit, which accounted for 62% of total Americas Risk Management Solutions, decreased 4% (both after and before the effect of foreign exchange), primarily due to:

•	Decreased revenue associated with our Other Trade Credit products which was impacted by shifts into our other solutions; and

•
Decreased revenue associated with our D&B Credit Suite which was primarily a result of lower sales, partially due to mergers and acquisitions events among a few of our larger customers that affected their contracts with us.

Other Enterprise Risk Management, which accounted for 38% of total Americas Risk Management Solutions, increased 6% (both after and before the effect of foreign exchange), primarily due to increased revenue from our Compliance and Supply products and our D&B Direct offering.
Sales & Marketing Solutions
An increase in Sales & Marketing Solutions of $14.2 million, or 11% (both after and before the effect of foreign exchange) attributable to:
Sales Acceleration Solutions, which accounted for 46% of total Americas Sales & Marketing Solutions, increased 10% (both after and before the effect of foreign exchange), primarily due to:

•	Increased revenue associated with the acquisition of Avention in the first quarter of 2017;

partially offset by:

•	Decreased revenue in legacy Hoover's due to declining sales performance in the prior year; and

•	Decreased revenue in our other Sales Acceleration products (e.g., MDR).
Advanced Marketing Solutions, which accounted for 54% of total Americas Sales & Marketing Solutions, increased 11% (both after and before the effect of foreign exchange), primarily due to:

•	Increased revenue from our master data products (e.g., Optimizer and D&B Direct);

•	Timing shift of a large contract from the fourth quarter; and

•	Increased revenue in our Audience Solutions offerings.
Americas Operating Income
Americas operating income for the three months ended September 30, 2017 was $99.7 million, compared to $100.6 million for the three months ended September 30, 2016, a decrease of $0.9 million, or 1%. The decrease in operating income was primarily attributable to:

•	Increased costs as a result of the acquisition of Avention during the first quarter of 2017; and

•	Increased compensation and data costs as a result of investments in our strategy;
partially offset by:

•	Increased revenue primarily associated with the acquisition of Avention during the first quarter of 2017; and

•	Decreased costs as a result of our cost reduction efforts.
Nine Months Ended September 30, 2017 vs. Nine Months Ended September 30, 2016
Americas Overview
Americas total revenue increased $25.2 million, or 3% (both after and before the effect of foreign exchange), for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. We acquired a 100% equity interest in Avention during the first quarter of 2017 and a 100% equity interest in DBCC during the second quarter of 2015. The impact of the deferred revenue fair value adjustment was a reduction to revenue of $6.7 million and $3.1 million for the nine months ended September 30, 2017 and 2016, respectively. See Note 13 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further details on the Avention acquisition and Note 18 to the audited consolidated financial statements included in Item 8. of our Annual Report on Form 10-K for further details on the DBCC acquisition.
Americas Customer Solution Sets
On a customer solution set basis, the $25.2 million increase in total revenue for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, reflects:

Risk Management Solutions
An increase in Risk Management Solutions of $2.5 million, or less than 1% (both after and before the effect of foreign exchange) attributable to:

Trade Credit, which accounted for 66% of total Americas Risk Management Solutions, decreased 4% (both after and before the effect of foreign exchange), primarily due to:

•	Decreased revenue associated with our Other Trade Credit products which was impacted by shifts into our other solutions; and

•
Decreased revenue associated with our D&B Credit Suite which was primarily a result of lower sales, partially due to mergers and acquisitions events among a few of our larger customers that affected their contracts with us;

partially offset by:

•	Increased revenue from our Analytics product offerings.

Other Enterprise Risk Management, which accounted for 34% of total Americas Risk Management Solutions, increased 9% (both after and before the effect of foreign exchange), primarily due to:

•	Increased revenue driven by certain products within our emerging business channel;

•	Increased revenue from our Compliance and Supply products and our risk data offerings; and

•	Increased revenue from our D&B Direct offering.
Sales & Marketing Solutions
An increase in Sales & Marketing Solutions of $22.7 million, or 6% (both after and before the effect of foreign exchange) attributable to:
Sales Acceleration Solutions, which accounted for 47% of total Americas Sales & Marketing Solutions, increased 10% (both after and before the effect of foreign exchange), primarily due to:

•	Increased revenue associated with the acquisition of Avention in the first quarter of 2017; and

•	Increased revenue from our S&MS Analytics product offerings;

partially offset by:

•	Decreased revenue in legacy Hoover's due to declining sales performance in the prior year.
Advanced Marketing Solutions, which accounted for 53% of total Americas Sales & Marketing Solutions, increased 2% (both after and before the effect of foreign exchange), primarily due to:

•	Increased revenue from our master data products (e.g., D&B Direct);

•	Timing shift of a large contract from the fourth quarter; and

•	Increased revenue through our Audience Solutions offerings.
Americas Operating Income
Americas operating income for the nine months ended September 30, 2017 was $233.5 million, compared to $253.9 million for the nine months ended September 30, 2016, a decrease of $20.4 million, or 8%. The decrease in operating income was primarily attributable to:

•	Increased costs as a result of the acquisition of Avention during the first quarter of 2017; and

•	Increased compensation and data costs as a result of investments in our strategy;
partially offset by:

•	Increased revenue primarily associated with the acquisition of Avention during the first quarter of 2017; and

•	Decreased costs as a result of our cost reduction efforts.
Non-Americas
Non-Americas represented 18% of our total revenue for each of the three month and nine month periods ended September 30, 2017 and 2016.
The following table presents our Non-Americas revenue by customer solution set and Non-Americas operating income for the three month and nine month periods ended September 30, 2017 and 2016.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
	(Amounts in millions)		(Amounts in millions)
Revenue:
Risk Management Solutions	$60.2	$60.3	$171.9	$175.0
Sales & Marketing Solutions	16.1	13.7	43.5	36.7
Non-Americas Total Revenue	$76.3	$74.0	$215.4	$211.7
Operating Income	$23.4	$20.0	$62.8	$47.2
Three Months Ended September 30, 2017 vs. Three Months Ended September 30, 2016
Non-Americas Overview
Non-Americas total revenue increased $2.3 million, or 3% (1% increase before the effect of foreign exchange), for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016. We acquired a 100% equity interest in Avention during the first quarter of 2017. See Note 13 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further details on the Avention acquisition.
We divested our operations in Benelux in November 2016. See Note 14 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further details.
Non-Americas Customer Solution Sets
On a customer solution set basis, the $2.3 million increase in Non-Americas total revenue for the three months ended September 30, 2017, as compared to the three months ended September 30, 2016, reflects:
Risk Management Solutions
A decrease in Risk Management Solutions of $0.1 million, or less than 1% (3% decrease before the effect of foreign exchange) attributable to:
Trade Credit, which accounted for 74% of total Non-Americas Risk Management Solutions, increased 2% (1% increase before the effect of foreign exchange), primarily due to:

•	Increased use of various risk products primarily in our China market by new and existing customers;
partially offset by:

•	Decreased revenue resulting from the impact of the conversion of our Benelux operations to our Worldwide Network Partnerships.
Other Enterprise Risk Management, which accounted for 26% of total Non-Americas Risk Management Solutions, decreased 5% (12% decrease before the effect of foreign exchange), primarily due to decreased product revenue mainly in our European markets.

Sales & Marketing Solutions
An increase in Sales & Marketing Solutions of $2.4 million, or 16% (17% increase before the effect of foreign exchange) attributable to:
Sales Acceleration Solutions, which accounted for 43% of total Non-Americas Sales & Marketing Solutions, increased 38% (36% increase before the effect of foreign exchange) primarily due to:

•	The acquisition of Avention during the first quarter of 2017;
partially offset by:

•	Decreased project revenue in our marketing business in China.
Advanced Marketing Solutions, which accounted for 57% of total Non-Americas Sales & Marketing Solutions, increased 4% (6% increase before the effect of foreign exchange), primarily due to:

•	Increased product revenue primarily in our China and UK markets by new and existing customers; and

•	An increase in purchases by our Worldwide Network partners, primarily for product usage;
partially offset by:

•	The divestiture of our Benelux operations during the fourth quarter of 2016.
Non-Americas Operating Income

Non-Americas operating income for the three months ended September 30, 2017 was $23.4 million, compared to $20.0 million for the three months ended September 30, 2016, an increase of $3.4 million, or 16%. The increase was primarily due to:

•	Lower costs as a result of the divestiture of our Benelux operations during the fourth quarter of 2016; and

•	An increase in revenue primarily due to the acquisition of Avention during the first quarter of 2017;
partially offset by:

•	Increased data and compensation expenses.
Nine Months Ended September 30, 2017 vs. Nine Months Ended September 30, 2016
Non-Americas Overview
Non-Americas total revenue increased $3.7 million, or 2% (4% increase before the effect of foreign exchange), for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016. We acquired a 100% equity interest in Avention during the first quarter of 2017. See Note 13 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further details on the Avention acquisition.
We divested our operations in Benelux in November 2016. See Note 14 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further details.
Non-Americas Customer Solution Sets
On a customer solution set basis, the $3.7 million increase in Non-Americas total revenue for the nine months ended September 30, 2017, as compared to the nine months ended September 30, 2016, reflects:
Risk Management Solutions
A decrease in Risk Management Solutions of $3.1 million, or 2% (less than 1% decrease before the effect of foreign exchange) attributable to:
Trade Credit, which accounted for 74% of total Non-Americas Risk Management Solutions, increased 1% (4% increase before the effect of foreign exchange), primarily due to:

•	Increased revenue from our Worldwide Network Partnerships resulting from the impact of the conversion of our Benelux operations to our Worldwide Network Partnerships;
partially offset by:

•	The negative impact of foreign exchange.
Other Enterprise Risk Management, which accounted for 26% of total Non-Americas Risk Management Solutions, decreased 8% (10% decrease before the effect of foreign exchange), primarily due to:

•	Decreased project revenue primarily in our UK market; and

•	Decreased revenue from our Worldwide Network Partnerships, including the impact of the conversion of our Benelux operations to our Worldwide Network Partnerships;
partially offset by:

•	Increased product revenue primarily in our China market.
Sales & Marketing Solutions
An increase in Sales & Marketing Solutions of $6.8 million, or 18% (23% increase before the effect of foreign exchange) attributable to:
Sales Acceleration Solutions, which accounted for 46% of total Non-Americas Sales & Marketing Solutions, increased 45% (47% increase before the effect of foreign exchange), primarily due to:

•	The acquisition of Avention during the first quarter of 2017;
partially offset by:

•	Decreased project revenue in our marketing business in China; and

•	The divestiture of our Benelux operations during the fourth quarter of 2016.
Advanced Marketing Solutions, which accounted for 54% of total Non-Americas Sales & Marketing Solutions, increased 2% (8% increase before the effect of foreign exchange), primarily due to:

•	An increase in purchases by our Worldwide Network partners primarily for fulfillment services and product usage; and

•	Increased product revenue primarily in our China and UK markets by new and existing customers;
partially offset by:

•	The divestiture of our Benelux operations during the fourth quarter of 2016; and

•	The negative impact of foreign exchange.

Non-Americas Operating Income

Non-Americas operating income for the nine months ended September 30, 2017 was $62.8 million, compared to $47.2 million for the nine months ended September 30, 2016, an increase of $15.6 million, or 33%. The increase was primarily due to:

•	Lower costs as a result of the divestiture of our Benelux operations during the fourth quarter of 2016; and

•	An increase in revenue primarily due to the acquisition of Avention during the first quarter of 2017;
partially offset by:

•	Increased data, compensation and technology expenses;

•	Increased costs as a result of the acquisition of Avention during the first quarter of 2017; and

•	The negative impact of foreign exchange.
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
We believe that cash provided by operating activities, supplemented as needed with available financing arrangements, is sufficient to meet our short-term needs (12 months or less), including restructuring payments, our capital investments, contractual obligations and contingencies (see Note 7 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q), excluding the legal matters identified in such note for which exposures cannot be estimated or are not probable. We have the ability to access the short-term borrowings market to supplement the seasonality in the timing of receipts in order to fund our working capital needs. Such borrowings would be supported by our $1 billion revolving credit facility, when needed. Our future capital requirements will depend on many factors that are difficult to predict, including the size, timing and structure of any future acquisitions and future capital investments.

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
Our $1 billion revolving credit facility, which matures July 2019, requires the maintenance of interest coverage and total debt to Earnings Before Interest, Income Taxes, Depreciation and Amortization (“EBITDA”) ratios which are defined in the credit agreement. On May 14, 2015, we amended the facility to modify the total debt to EBITDA ratio from 4.0:1.0 to 4.5:1.0 for any fiscal quarter that ended before December 31, 2016. For fiscal quarters ending on or after December 31, 2016, the total debt to EBITDA ratio reverted to 4.0:1.0. We were in compliance with the $1 billion revolving credit facility financial and non-financial covenants at September 30, 2017 and at September 30, 2016. At September 30, 2017 and September 30, 2016, we had $277.6 million and $184.8 million, respectively, in borrowings outstanding under our $1 billion revolving credit facility.
As of September 30, 2017, $421.6 million of our $431.0 million cash and cash equivalents on the unaudited consolidated balance sheet was held by our foreign operations. We maintain the $421.6 million foreign cash and cash equivalents balance within our foreign operations since we have sufficient liquidity in the United States to satisfy our ongoing domestic funding requirements. The cash held by foreign subsidiaries is permanently invested overseas and is generally used to finance the subsidiaries' operational activities and future foreign investments.
On March 27, 2017, Standard & Poor’s Ratings Services downgraded our corporate credit rating to BB+ from BBB-. As a result, and in accordance with the provisions of their indentures, the interest rates on each of our senior notes were adjusted above their initial stated coupons by 25 basis points commencing with the interest period during which the downgrade occurred. As a result of the coupon adjustment, the incremental interest cost for the quarter ended March 31, 2017 was approximately $0.8 million, which included a component that was retroactive to the commencement of the respective senior note interest periods in December 2016. Starting in the second quarter of 2017, the incremental interest cost per quarter is $0.7 million until either the maturity of any one of the senior notes or a change in our corporate credit rating that triggers an adjustment in our interest rate coupons, whichever is earlier. On May 22, 2017, Fitch Ratings downgraded our corporate credit rating to BBB- from BBB. The interest rates on each of our senior notes were not impacted as a result of the downgrade. Any further downgrade in our corporate credit rating by either rating agency would result in additional increases in the interest rates of our senior notes. In addition, further downgrades may increase our overall cost of borrowing and/or may negatively impact our ability to raise additional debt capital.
Cash Provided by Operating Activities from Continuing Operations
Net cash provided by operating activities was $252.3 million and $280.0 million for the nine months ended September 30, 2017 and 2016, respectively. The $27.7 million decrease was driven by:

•	An increase in tax payments compared to the prior year period;

•	A payment to resolve a legal matter (Jeffrey A. Thomas vs DBCC) during the second quarter of 2017;

•	A payment for a service-based award during the first quarter of 2017 related to the DBCC acquisition in 2015; and

•	Increased spending as a result of investments in our strategy;
partially offset by:

•	Lower restructuring payments compared to the prior year period.
Cash Used in Investing Activities from Continuing Operations
Net cash used in investing activities was $191.3 million for the nine months ended September 30, 2017, as compared to net cash used in investing activities of $56.0 million for the nine months ended September 30, 2016. The $135.3 million increase in net cash used was driven by:

•	The acquisition of Avention during the first quarter of 2017. See Note 13 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q;
partially offset by:

•
Cash settlements of our foreign currency contracts for our hedged transactions resulted in cash inflows of $8.8 million for the nine months ended September 30, 2017, as compared to cash outflows of $5.5 million for the nine months ended September 30, 2016.

Cash Provided by (Used in) Financing Activities from Continuing Operations
Net cash provided by financing activities was $1.7 million for the nine months ended September 30, 2017, as compared to net cash used in financing activities of $219.0 million for the nine months ended September 30, 2016. As set forth below, this $220.7 million change primarily relates to usage under the revolving credit facility and our stock-based awards.

We had $277.6 million and $184.8 million of borrowings outstanding under the $1 billion revolving credit facility at September 30, 2017 and 2016, respectively. We borrowed under this facility from time to time during the nine months ended September 30, 2017 and 2016 to supplement the timing of receipts in order to fund our working capital needs. We also borrowed under this facility during the first quarter of 2017 to fund a portion of the consideration for our purchase of Avention.

Net payments for stock-based awards during the nine months ended September 30, 2017 was $2.4 million, as compared to $42.3 million net proceeds from stock-based awards during the nine months ended September 30, 2016. The decrease was driven by a decrease in the volume of stock options exercised as compared to the prior year period.

Future Liquidity—Sources and Uses of Funds
Share Repurchase Programs
In August 2014, our Board of Directors approved a $100 million share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and Employee Stock Purchase Program, and to be used for discretionary share repurchases from time to time. The $100 million share repurchase program will remain open until it has been fully utilized. There is currently no definitive timeline under which the program will be completed. As of September 30, 2017, we had not yet commenced share repurchases under this program.
Dividends
In October 2017, the Board of Directors approved the declaration of a dividend of $0.5025 per share of common stock for the fourth quarter of 2017. This cash dividend will be payable on December 8, 2017 to shareholders of record at the close of business on November 22, 2017.
Fixed-Rate Note
Our senior notes with a face value of $450 million mature on December 1, 2017 (the “2017 notes”) and we currently intend to refinance the notes.
Commercial Paper Program
We maintain an $800 million commercial paper program which is supported by our $1 billion revolving credit facility. Under this program, we may issue from time to time unsecured promissory notes in the commercial paper market in private placements exempt from registration under the Securities Act of 1933, as amended, for a cumulative face amount not to exceed $800 million outstanding at any one time and with maturities not exceeding 364 days from the date of issuance. Outstanding commercial paper effectively reduces the amount available for borrowing under the $1 billion revolving credit facility. We did not have any borrowings outstanding under the $800 million commercial paper program as of September 30, 2017 and September 30, 2016.
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

Unrecognized Tax Benefits
We have a total amount of unrecognized tax benefits of $7.3 million as of September 30, 2017. Although we do not anticipate payments within the next twelve months for these matters, these could require the aggregate use of cash totaling approximately $6.1 million as of such date.
Contractual Cash Obligations
In March 2017, we notified Convergys Customer Management Group (“CCMG”) of our decision to discontinue certain services under the outsourcing agreements primarily related to the Inbound Customer Service function effective September 2017, resulting in a reduction of service commitments of approximately $19 million. See Note 16 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements

We do not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.
Fair Value Measurements
Our non-recurring non-financial assets and liabilities include long-lived assets held and used, goodwill and intangible assets. These assets are recognized at fair value when they are deemed to be impaired.
During the three month and nine month periods ended September 30, 2017, we recorded an impairment charge of $1.1 million in Corporate and Other related to certain software assets for our corporate back-office systems as a result of our decision to use alternative technology. We determined that the fair value of the assets was zero as there was no alternative use. The charge was included in “Selling and Administrative Expenses” in the unaudited consolidated statement of operations.
In addition, the fair value of our real estate funds within our pension plans was measured using Level III inputs.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Our market risks primarily consist of the impact of changes in currency exchange rates on assets and liabilities, the impact of changes in the market value of certain of our investments and the impact of changes in interest rates on our borrowing costs and fair value calculations. As of September 30, 2017, no material change had occurred in our market risks, compared with the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2016 included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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
Conclusions Regarding Disclosure Controls
Based upon our Controls Evaluation, our CEO and CFO have concluded that as of the end of the quarter ended September 30, 2017, our Disclosure Controls are effective at a reasonable assurance level.
Change in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the third quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We rely upon the security of our information technology infrastructure to protect us from cyber-attacks and unauthorized access. Cyber-attacks that we have experienced, continue to experience, or in the future may experience, can include malware or ransomware, computer viruses, hacking, phishing or other significant disruption of our Information Technology (“IT”) networks and related systems.  The risk of cyber-attacks and other data incidents keeps rising as computer hackers, foreign governments and other actors routinely attempt to gain unauthorized access to IT systems and the confidential information that they contain. We experience cyber-attacks and other data incidents of varying severity in our IT systems, reflecting the increasing intensity and sophistication of these attacks from around the world.  We investigate these attacks and other incidents when we detect them to determine their impact as well as any remedial measures. We may face increasing cyber-security risks as we receive data from new sources such as social media sites or through data aggregators who provide us with information. Additionally, outside parties may attempt to fraudulently induce employees or users to disclose sensitive or confidential information in order to gain access to our data or our users’ data.
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

The following table provides information about purchases made by or on behalf of the Company or our affiliated purchasers during the quarter ended September 30, 2017, of shares of equity that are registered by the Company pursuant to Section 12 of the Exchange Act.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Currently Authorized Shares that May Yet Be Purchased Under the Plans or Programs (a)
(Dollar amounts in millions, except share data)
July 1 - 31, 2017	—	$—	—	$—
August 1 - 31, 2017	—	$—	—	$—
September 1 - 30, 2017	—	$—	—	$—
	—	$—	—	$100.0

(a)
In August 2014, our Board of Directors approved a $100 million share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and Employee Stock Purchase Program, and to be used for discretionary share repurchases from time to time. The $100 million share repurchase program will remain open until it has been fully utilized. There is currently no definitive timeline under which the program will be completed. As of September 30, 2017, we had not yet commenced share repurchases under this program.

Item 6.	Exhibits

Exhibit 10.1	Second Amendment, effective October 23, 2017, to the Dun & Bradstreet Career Transition Plan (as Amended and Restated as of August 4, 2015).

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

Exhibit 101
The following financial information from The Dun & Bradstreet Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited), (ii) the Consolidated Balance Sheets (Unaudited), (iii) the Consolidated Statements of Cash Flows (Unaudited), (iv) the Consolidated Statements of Shareholders’ Equity (Deficit) (Unaudited), and (v) the Notes to Consolidated Financial Statements (Unaudited).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DUN & BRADSTREET CORPORATION
		By:	/s/ RICHARD H. VELDRAN
Richard H. Veldran
Date:	November 2, 2017		Chief Financial Officer

		By:	/s/ ANTHONY PIETRONTONE JR.
Anthony Pietrontone Jr.
Date:	November 2, 2017		Principal Accounting Officer and Corporate Controller