Form 10-K
period 2017-12-31
DUN & BRADSTREET CORP/NW
filed 2018-02-22
CIK 1115222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
Form 10-K
__________________________________
Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2017
Commission file number 1-15967
_________________________________
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes   ☒     No  ☐
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes   ☐    No   ☒
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒    No   ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one:)

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer (do not check if a smaller reporting company)	☐
Smaller reporting company	☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒
As of June 30, 2017, the aggregate market value of all shares of Common Stock of The Dun & Bradstreet Corporation outstanding and held by nonaffiliates* (based upon its closing transaction price on the New York Stock Exchange Composite Tape on June 30, 2017) was approximately $3.988 billion.
As of January 31, 2018, 36,996,124 shares of Common Stock of The Dun & Bradstreet Corporation were outstanding.
Documents Incorporated by Reference
Portions of the registrant’s definitive proxy statement for use in connection with its annual meeting of shareholders, scheduled to be held on May 8, 2018, are incorporated into Part III of this Form 10-K.
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
Dun & Bradstreet® is the world’s leading source of commercial data, analytics and insight on businesses. Our global commercial database as of December 31, 2017 contained more than 285 million business records. We transform commercial data into valuable insight which is the foundation of our global solutions that customers rely on to make critical business decisions.
Dun & Bradstreet provides solution sets that meet a diverse set of customer needs globally. Customers use Risk Management Solutions™ to mitigate credit, compliance and supplier risk, increase cash flow and drive increased profitability. Our Sales & Marketing Solutions™ help customers better use data to grow sales, digitally engage with customers and prospects, improve marketing effectiveness and also for data management capabilities that provide effective and cost efficient marketing solutions to increase revenue from new and existing customers.
Our Strategy
Dun & Bradstreet’s strategy is to become one global company delivering indispensable content through modern channels to serve new customer needs with our forward-leaning culture. We are focused on the commercial marketplace and continuing to be the world’s largest and best provider of insight about businesses.  Our strategy is designed to drive long-term sustainable growth in the years ahead and we remain committed to increasing Total Shareholder Return (“TSR”) through revenue growth.
Our strategy has five key components:

•
First, we continue to globalize the business, moving from a regional structure to an integrated global organization. As part of this transformation we continue to expand upon our relationships with our large, strategic customers, many of which also have global operations, while servicing them as global accounts. We are also continuing to create global, cloud-based solutions, to service our customers. This globalization of our business is being closely integrated with our Worldwide Network® partners. For example, over the past three years, we shifted our businesses based in Latin America, Belgium and the Netherlands (“Benelux”) and Australia and New Zealand (“ANZ”) to a Worldwide Network partner model in support of our global data strategy and customer-centric approach built on having the best data in every market;

•
Second, we continue to invest in content, which includes our data and analytics, that is indispensable to our customers’ growth. We are constantly improving the quality and consistency of our data around the globe, developing new analytic tools and scores to improve the predictive capability of our content, cultivating new proprietary data sources and acquiring companies and other third-party sources of data to combine with our existing data;

•
Third, we continue to modernize content delivery by transitioning from older, traditional platforms to more agile cloud-based and Data-as-a-Service (“DaaS”) approaches leveraging Application Programming Interface (“API”) connectors, and focus on alliance and third-party distribution in addition to our own products;

•
Fourth, we continue to modernize the brand. Building on our modernized brand efforts, in 2016 we unveiled a reimagined, data-driven, content-led digital experience for our customers, and made significant investments in our persona-based go-to-market strategy; and

•	Fifth, we continue to create an outside-in, forward-leaning culture with a team that is externally focused, and plugged into our customers’ needs and the markets in which we operate.

The strategy is built on the valuable assets the Company possesses today that we believe provide a competitive advantage for Dun & Bradstreet:

•	Well Recognized Brand

•	Superior Content and Solutions

•	Loyal Customers
For the reasons described below, we believe that these core competitive advantages will enable successful execution of our strategy going forward.
Well Recognized Brand
For over 175 years, Dun & Bradstreet’s well-respected and well-recognized brand has strengthened our position in the marketplace. Our guiding purpose, “Dun & Bradstreet grows the most valuable relationships in business by uncovering truth and meaning from data” underscores our belief that growing strong relationships through data empowers our customers’ success, and we continue to believe that a modern, data-inspired, humanized brand is an important part of our growth strategy.

We continued to build our brand awareness this year.  In 2016, feedback showed that Dun & Bradstreet’s customers associate our brand with a company that is modern, data-inspired and useful.  In 2017, we saw our brand awareness increase among non-customers globally, and by leveraging our data-fueled, content-led websites, our digital experience has won awards for our reimagined digital presence, customizable user experiences and increased engagement.
Superior Content and Solutions
Risk Management Solutions
Risk Management Solutions is our largest customer solution set, accounting for 58%, 59% and 60% of our total revenue, for each of the years ended December 31, 2017, 2016 and 2015.
Our Risk Management Solutions help customers increase cash flow and profitability while mitigating credit, operational and regulatory risks by helping them answer questions such as:

•	Should I extend credit to this new customer?

•	Should I do business with this entity?

•	What credit limit should I set?

•	Will this customer pay me on time?

•	How can I avoid supply chain disruption?

•	How do I know whether I am in compliance with regulatory acts?

•	Does my business credit file reflect the true health of my business to those that wish to do business with me?
Our Risk Management Solutions fall into two categories: Trade Credit and Other Enterprise Risk.
Our principal Trade Credit Solutions are:

•
The D&B Credit Suite, which includes D&B Credit® and DNBi®, subscription-based online applications that offer customers real time access to our most complete and up-to-date global information, comprehensive monitoring and portfolio analysis; and

•
Various business information reports (e.g., Business Information Report, Comprehensive Report, and Global Report, etc.) that are consumed in a transactional manner across multiple platforms such as MyDNB.com.

Our principal Other Enterprise Risk Solutions are:

•	Our D&B Credibility solutions primarily for small businesses, which provide the opportunity to monitor and impact one’s own business credit profile;

•
Supplier Risk Manager, an online application that helps businesses mitigate supply chain risk by certifying and onboarding suppliers and monitoring them for changes in risk. This solution can be paired with our new D&B Spend Intelligence solution, which enables businesses to quickly aggregate and cleanse data from all of their Enterprise Resource Planning (“ERP”) systems and build a single view of their third parties to identify potential expense savings;

•
Our Compliance product suite including D&B Onboard and D&B Compliance Check, which helps customers comply with anti-money laundering and global anti-bribery and corruption regulations through advanced onboarding, screening and monitoring of customers and third parties; and

•
Products that are part of our DaaS strategy, which integrate our content directly into the applications and platforms that our customers use every day. This includes D&B Direct®, an API that enables data integration inside Enterprise applications such as ERP, and enables master data management and Toolkit.

Certain solutions are available on a subscription pricing basis, including our DNBi and D&B Credit subscription pricing plans. Our subscription pricing plans represent a larger portion of our revenue and provide increased access to our risk management reports and data to help customers increase their profitability while mitigating their risk.
Sales & Marketing Solutions
Sales & Marketing Solutions accounted for 42%, 41% and 40% of our total revenue, for each of the years ended December 31, 2017, 2016 and 2015, respectively.
Our Sales & Marketing Solutions help customers increase revenue from new and existing customers by helping them answer questions such as:

•	Who are my best customers?

•	How can I find prospects that look like my best customers?

•	How can I capture untapped opportunities with my existing customers?

•	How can I measure the health and completeness of my customer, partner, and prospect data sets so I can make faster, more informed decisions?

•	Who are the best contacts at a business for my services?

•	How do I arm my sales force with the right intelligence to engage in a meaningful way and close faster?

•	How can I increase the productivity of my sales teams and eliminate manual efforts?

•	How can I accelerate the buyer’s journey and time to revenue?

•	How do I gain visibility into key markets and target my audiences across online and offline channels?

•	How can I identify anonymous web traffic to reveal new opportunities and personalize campaigns and experiences?
Our Sales & Marketing Solutions fall into two categories: Sales Acceleration and Advanced Marketing Solutions.

Our principal Sales Acceleration Solutions are:

•
The D&B Hoovers Suite, which uses the world’s largest commercial database from Dun & Bradstreet and sophisticated analytics, to deliver sales acceleration solutions packed with insight. Sales acceleration solutions enable B2B sales and marketing professionals to accelerate sales, enhance go-to-market activity, engage in a meaningful way, and close business faster. The D&B Hoovers Suite is comprised of D&B Hoovers, traditional Hoover’s, and revenues from our joint product with Salesforce.com, Data.com.

•
MDR Integrated Education Marketing, a trusted source for education data services, lead-driven sales tools, digital marketing solutions and market research. MDR empowers marketers with know-how, hands-on experience and unparalleled market data, which covers institutions and educators from preschool to the college level.

Our principal Advanced Marketing Solutions are:

•
Optimizer, a master data solution that transforms our customers’ company data into up-to-date, accurate, and actionable commercial insight, facilitating a single customer view across multiple systems and touchpoints;

•
D&B Master Data empowers customers to quickly and deeply understand business relationships (customers, prospects, suppliers, partners) and leverage that information across the organization - enabling timely decisions and actions about those relationships to increase efficiency and both grow and protect their businesses;

•
D&B Audience Targeting, which helps customers serve the right ads to the right audiences, introducing more precision into their online advertising. It enables advertisers and agencies to intelligently target professionals in multiple ways via the insight created by our company and contact data; and

•
D&B Visitor Intelligence, which helps B2B marketers unmask anonymous web traffic in real-time to understand the companies and buyer personas visiting their website. This helps to perform richer web analytics, personalize experiences, mine for leads, prefill web forms, and retarget visitors when they leave the website.

Loyal Customers
We combine the majority of our customer-facing, go-to-market activities into segments called, “Lines of Business,” which creates a more focused approach to serving customers and a strong alignment between product and solutions and how we go to market.
We serve our customers through a multi-channel sales organization, which is centered around two primary areas: our Global Direct sales channel and Global Alliances and Partnerships.
This structure creates alignment with product and solutions, and how they work more closely with our go to market channels. We believe that this more aligned, integrated approach enables us to be more agile and effective in the marketplace and help us to serve our customers efficiently and effectively.
We support principal customers across communications, technology, government, strategic financial services and retail/telecommunications/manufacturing across our sales channels. None of our customers accounted for 10% or more of our total revenue in any of the past three fiscal years.
Segments
We manage and report our business through two segments:

•	Americas, which consists of our operations in the United States (“U.S.”), Canada, and our Latin America Worldwide Network (we divested our Latin America operations in September 2016); and

•
Non-Americas, which consists of our operations in the United Kingdom (“U.K.”), Greater China, India and our European and Asia Pacific Worldwide Networks (we divested our operations in both the Netherlands and Belgium in November 2016 and both Australia and New Zealand in June 2015).

The following table presents the contribution by segment to revenue (See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Annual Report on Form 10-K):

	For the Years Ended December 31,
	2017	2016	2015
Revenue:
Americas	83%	83%	81%
Non-Americas	17%	17%	19%
We may also acquire, divest, or shut down businesses from time to time. For example:

•	In January 2017, we acquired Avention, Inc.;

•	In 2016, we completed the sales of our operations in Benelux and Latin America, converting these businesses to our Worldwide Network model; and

•	In 2015, we:

•	Acquired NetProspex, Inc. and Dun & Bradstreet Credibility Corp. (“DBCC”); and

•	Completed the sale of our operations in Australia and New Zealand, converting these businesses to our Worldwide Network model.
Segment data and other information for the years ended December 31, 2017, 2016 and 2015 are included in Note 14 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K. As our strategy evolves, we may modify our reporting structure, as appropriate, to reflect changes in the way we manage our business.
We also report and monitor our revenue performance as Risk Management Solutions and Sales & Marketing Solutions. Within Risk Management Solutions, we monitor the performance as Trade Credit and Other Enterprise Risk Management. Trade Credit represents our commercial credit products such as D&B Credit Suite (which includes DNBi® and D&B Credit solutions), and “Other Trade Credit” solutions, which are products and services used to manage credit risk and support our customers’ internal credit risk decisioning process. Other Enterprise Risk Management includes all of our remaining Risk Management products, such as our compliance, supply chain, credit on self and D&B Direct risk solutions. Effective January 1, 2017, we began managing and reporting our Sales and Marketing Solutions as Sales Acceleration and Advanced Marketing Solutions. Sales Acceleration includes solutions designed to align sales and marketing teams around the same refined and inter-connected information (data that is current, tied to buying signals, and delivered with context) to shorten sales cycles, increase win rates, and accelerate revenue growth more quickly. We provide these solutions through applications such as D&B Hoovers, as well as through direct access to our contact data. Advanced Marketing Solutions consists of our Master Data solutions, which enable our customers to integrate and organize data to create a single view of customers and prospects, enrich data, continuously manage data quality and link company identity and hierarchy. It also consists of Audience Solutions products, which use data and analytics to fuel enhanced programmatic targeting and web visitor intelligence.
Our Direct Sales Force
Our direct sales force consists of approximately 1,700 team members worldwide, of whom approximately 1,300 were in our Americas business and 400 were in our Non-Americas business as of December 31, 2017. Our sales force includes enterprise sales executives and customer solution specialists who sell to our vertically aligned strategic customers and our geographically aligned national commercial customers, a telesales team that sells to our small- and medium-sized customers, and a team that sells to federal, state and local governments.
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
We also conduct business through our wholly-owned subsidiaries, majority-owned joint ventures, independent correspondents, strategic relationships through our Worldwide Network and minority equity investments. Our Worldwide Network is an alliance of network partners covering more than 230 countries. In those countries, we have determined it is beneficial to engage with dominant, well-known local partners to enable us to better collect data from such countries and to better sell our existing content into such countries. Our Worldwide Network enables our customers globally to make business decisions with confidence, because we incorporate data from the members of the Worldwide Network into our database and utilize it in our customer solutions. Our customers, therefore, have access to a more powerful database and global solution sets that they can rely on to make their business decisions.
Competition
We are subject to highly competitive conditions in all aspects of our business. However, we believe no competitor offers our complete line of solutions, global data breadth and consistency, analytic capabilities and multi-channel approach for commercial entities and the people who run them.
In North America, we are a market leader in our Risk Management Solutions business based upon revenue. We compete with our customers’ own internal business practices by continually developing more efficient alternatives to our customers’ risk management processes to capture more of their internal spend. We also directly compete with a broad range of companies, including consumer credit companies that also have commercial data, such as Equifax, Inc. (“Equifax®”) and Experian Information Solutions, Inc. (“Experian®”), as well as a number of low cost, vertical and regionally specific companies. In addition, competitors with unique assets and capabilities outside of commercial data create bundled offerings that are attractive to certain customer segments.
We also compete in North America with a broad range of companies offering solutions similar to our Sales & Marketing Solutions. Our direct competitors in Sales & Marketing Solutions vary significantly depending on the many possible uses for our solutions such as market segmentation, digital marketing lead generation, lead enrichment, sales effectiveness, and data management. We also face competition in data services from our customers’ own internal development and from data quality software solutions.
Outside the U.S., the competitive environment varies by region and country, and can be significantly impacted by the legislative actions of local governments, availability of data and local business preferences.
In the U.K. and Ireland, our direct competition is primarily from Experian and Moody’s /Bureau van Dijk®. We believe that we offer superior solutions when compared to these competitors. In addition, the Sales & Marketing Solutions landscape in these markets is both localized and fragmented, where numerous local players of varying size compete for business.
In Asia Pacific, we face competition in our Risk Management Solutions business from a mix of local and global providers. For example, we compete with Experian in India and with Sinotrust International Information & Consulting (Beijing) Co., Ltd. in China. In addition, as in the U.K., the Sales & Marketing Solutions landscape throughout Asia is localized and fragmented.
We also face significant competition from the in-house operations of the businesses we seek as customers, other general and specialized credit reporting and business information services, and credit insurers. In addition, business information solutions and services are becoming more readily available, principally due to greater availability of public data, greater use of modern analytical techniques such as machine learning and artificial intelligence, and the emergence of new providers of business information solutions and services.
We believe that our trusted brand, proprietary data assets, global identity resolution knowledge, globally recognized D-U-N-S® Number and analytic capabilities form a powerful competitive advantage.
Our ability to continue to compete effectively will be based on a number of factors, including our ability to:

•	Communicate and demonstrate to our customers the value of our existing and new products and services based upon our proprietary data, and as a result, improve customer satisfaction;

•	Maintain and develop our proprietary D-U-N-S® numbering classification system and information and services such as analytics;

•	Develop new content from both public and proprietary data sources;

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
We own patents and patent applications both in the U.S. and in other selected countries of importance to us. The patents and patent applications include claims which pertain to certain technologies and inventions which we have determined are proprietary and warrant patent protection. We believe that the protection of our innovative technology and inventions, such as our proprietary methods for data curation and identity resolution, through the filing of patent applications, is a prudent business strategy, and we will continue to seek to protect those certain assets for which we have expended substantial capital or otherwise deem to provide a competitive advantage. Filing of these patent applications may or may not provide us with a dominant position in the fields of technology. However, these patents and/or patent applications may provide us with legal defenses should subsequent patents in these fields be issued to third-parties and later asserted against us. Where appropriate, we may also consider asserting or cross-licensing our patents.
Employees
As of December 31, 2017, we employed approximately 4,900 employees worldwide, of whom approximately 3,500 were in our Americas segment and Corporate, and approximately 1,400 were in our Non-Americas segment. Our workforce also engages third-party consultants as an ongoing part of our business where appropriate. There are no unions in our U.S. or Canada operations, and works councils and trade unions represent a small portion of our employees outside of the U.S. and Canada.
We know we must have a passionate, forward-leaning culture to support our growth strategy and brand.  Toward that end, we are implementing our long-term plan to attract and retain top talent, deliver modern learning and development programs and deeply foster an environment of diversity and inclusion.
In  2017, we launched a number of key people initiatives including, but not limited to:

•
Our Executive Talent Acquisition Program, including a global modern onboarding process and real-time learning and development efforts (inclusive of a global mentoring program), in order to better attract, accelerate and retain top talent.

•
Our Diversity and Inclusion efforts where we live our Corporate Diversity Statement, build inclusion and community through a centralized site of content, site-specific global initiatives and learning and development opportunities to represent and foster the world’s mosaic in our workforce.

•
We continue to transform our culture through creative initiatives, modern systems and leading practices, including maximizing our People Technology solution to accelerate people analytics, continued Ampersand Awards recognition to team members who embody our values, and continuous Sustainable High Performance efforts throughout the year.

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
If one or more data providers were to experience financial or operational difficulties or were to unilaterally decide to withdraw their data, cease making it available, be unable to make it available due to changing industry standards or government regulations, substantially increase the cost of their data to us, not adhere to our data quality standards, or be acquired by a competitor who would cause any of these disruptions to occur, our ability to provide solutions and services to our customers could be materially adversely impacted, which could have a material adverse effect on our business and financial results. Similarly, if one of our outsource providers, including third parties with whom we have strategic relationships, were to experience financial, legal, operational or regulatory difficulties, their services to us would suffer or they may no longer be able to provide services to us at all, having a material adverse effect on our business and financial results. This could also be the case if some of our data providers that currently make their data available exclusively to us start to provide that data, or similar data, to our competitors or to other third parties.
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
Cyber-security risks could harm our operations, or the operations of our critical outsourcers, our third party service providers, or our partners on whom we rely for data and services to meet our customer needs, any of which could materially impact our business and financial results.
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
If we experience a problem with the functioning of an important IT system or a security breach of our IT systems, the resulting disruptions could have a material adverse effect on our business and financial results. We store information that may be sensitive in connection with our customers’ data, data we collect from a variety of public and private sources, data collected from our human resources operations and other aspects of our business which could be compromised by a cyber-attack. To the extent that any disruptions or security breach results in a loss or damage to any of this data, an inappropriate disclosure of this data or other confidential information, an inability to access data sources, or an inability to process data for or send data to our customers, it could cause significant damage to our reputation, affect our relationships with our customers, lead to claims against the Company and ultimately harm our business. Our servers and other hardware, as well as our operating systems software and applications may not contain sufficient protection from malware or unauthorized access. The costs to us to minimize or alleviate the effects of cyber-attacks, viruses, worms, malicious software programs or other security vulnerabilities are significant and could require significant upgrades to our IT infrastructure. We may be required to incur significant costs to undertake these actions and to protect against damage caused by these disruptions, security breaches, or cyber-attacks of the nature we have already incurred, in the future. Moreover, because the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques, implement adequate preventative measures or remediate any intrusion on a timely or effective basis. Efforts we undertake to prevent these sorts of disruptions and breaches may not be successful. While we have insurance coverage for certain instances of a cyber-security breach, our coverage may not be sufficient now or in the future if we suffer additional significant or multiple attacks. Our insurance may not cover IT enhancements and upgrades we may undertake from time to time, or harm to our reputation, loss of customers or any related loss of revenue related to cyber-security incidents.
We rely on a number of outsourcing partners and third party service providers to design, build, and maintain critical components of our IT environment, including systems hosted in the cloud, and we rely significantly on third parties to supply clean data content and to resell our products in a secure manner. All of these third parties face risks relating to cyber-security similar to ours which could disrupt their businesses and therefore materially impact ours. While we provide guidance and specific requirements in some cases, we do not directly control any of such parties’ IT security operations, or the amount of investment they place in guarding against cyber-security threats. Accordingly, we are subject to any flaw in or breaches to their IT systems or those that they operate for us, often without sufficient contractual remedies or indemnification, should a claim arise, which could have a material adverse effect on our business and financial results.
Violations of the U.S. Foreign Corrupt Practices Act (“FCPA”), and similar laws, and the investigation of such matters, as well as other internal related investigations and compliance reviews that we may conduct from time to time, could have a material adverse effect on our business.
The FCPA and similar anti-bribery laws in other jurisdictions generally prohibit companies and their intermediaries from making improper payments to government officials and/or other persons for the purpose of obtaining or retaining business. Recent years have seen a substantial increase in anti-bribery law enforcement activity by regulators, with more frequent and aggressive investigations and enforcement proceedings by the U.S. Department of Justice (“DOJ”), the U.S. Securities and Exchange Commission (“SEC”), and the U.K. Serious Frauds Office (“SFO”) among others, and increases in criminal and civil proceedings brought against companies and individuals. Our policies mandate compliance with these anti-bribery laws. We operate in many parts of the world that are recognized as having a greater potential for governmental and commercial corruption. We cannot assure that our policies and procedures will always protect us from reckless or criminal acts committed by our employees or third-party vendors. From time to time, we conduct internal investigations and compliance reviews, the findings of which could negatively impact our business. Any determination that our operations or activities are not, or were not, in compliance with existing U.S. or foreign laws or regulations could result in the imposition of substantial fines, interruptions of business, procurement suspension or debarment, loss of supplier, vendor or other third-party relationships, disruption or cessation of certain lines of business, termination of necessary licenses and permits, and other legal or equitable sanctions. Other internal or government investigations or legal or regulatory proceedings, including lawsuits brought by private litigants, including our shareholders, may also follow as a consequence. Violations of these laws by the Company, its employees or its third parties, such as vendors, brokers and agents, may result in a broad range of criminal or civil sanctions, including but not limited to, injunctive relief, disgorgement, fines, penalties, modifications to business practices, including the termination or modification of existing business relationships, and the imposition of compliance programs and the retention of a monitor to oversee compliance with the FCPA. The imposition of any of these sanctions or remedial measures could have a material adverse effect on our reputation, business, results of operations and/or financial condition.
We face competition that may cause price reductions or loss of market share.
We are subject to competitive conditions in all aspects of our business. We compete directly with a broad range of companies offering business information services to customers. We also face competition from:

•	The in-house operations of the businesses we seek as customers;

•	Other general and specialized credit reporting and other business information providers;

•	Workflow-based software providers;

•	Credit insurers, factors and other alternative risk mitigation providers; and

•	Analytics providers.
Business information solutions and services are becoming more readily available, principally due to greater availability of public data and the emergence of new techniques for capturing, managing and analyzing data. These industry changes have lowered barriers to entry in many of the global customer segments that Dun & Bradstreet targets. Internet-based aggregators can provide low-cost alternatives to data gathering and change how our customers perform key activities such as marketing campaigns, or collect information on customers, suppliers and competitors. Aggregators, and other third-parties which may not be readily apparent today, may become significant low-cost or no-cost competitors and adversely impact the demand for our solutions and services, or limit our growth potential.
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

•	Maintain and develop proprietary information and solutions such as predictive analytics, and sources of data not publicly available, such as detailed trade data;

•	Demonstrate and deliver value through our decision-making tools, integration capabilities and embeddedness with leading enterprise application providers;

•	Leverage our brand perception and the value of our Worldwide Network;

•	Obtain and deliver reliable and high-quality business and professional contact information through various media and distribution channels in formats tailored to customer requirements;

•	Attract and retain a high-performance workforce;

•	Enhance our existing products and services, and introduce new products and services;

•	Enter new customer markets;

•	Operate within changing regulatory schemes or with restrictions imposed by foreign governments that favor local competitors; and

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
Competitive pressures or our failure to compete successfully could have a material adverse effect on our future business and financial results.
If we cannot successfully execute on our strategy, our long-term business and financial results may be adversely impacted and we may not meet the financial guidance that we provide publicly.
Our strategy is designed to drive long-term sustainable growth as one global company delivering indispensable content through modern channels to serve new customer needs with our forward-leaning culture. We may not be able to successfully implement our strategic initiatives in accordance with our expectations, or in the timeframe we desire, which may result in an adverse impact on our business and financial results. In addition, the success of our strategic initiatives depends in part upon parties whom we do not control. For example, each year we negotiate new multi-year arrangements, or the renewal of existing arrangements, with alliance partners and other third parties in order to modernize our content delivery.  If our larger alliance partners or third parties fail to renew their arrangements with us, or they are unable to successfully fulfill their obligations, it could have a negative impact on our business and financial results. Furthermore, we cannot be certain that even upon successful execution of our strategy, we will continue to meet our customers’ changing needs, which could significantly harm our business and financial results.
In addition, in February 2018, we announced that we had recently engaged a management consulting firm to undertake a strategic and operational review of our business to help us find ways to accelerate value realization. Based on this review, we intend to undertake certain strategic initiatives which we believe will help us to achieve this goal.  We cannot guarantee we will be able to successfully implement these strategic initiatives. Furthermore, we could be unable to achieve, or may be delayed in achieving, some or all of the benefits from such initiatives. Additionally, even if we achieve these goals, we may not receive the expected benefits of the initiatives, or the costs of implementing these initiatives could exceed the related benefits.  If we are unable to successfully implement these initiatives, if these initiatives are not as successful as planned, or if we do not receive the expected benefits of these initiatives, we may not be able to meet our value realization expectations, which could in turn adversely affect our business.
We also provide financial guidance and metrics to the public which are based, among other things, upon our assumptions regarding our expected financial performance.  These include, for example, assumptions regarding our ability to grow revenue and operating income, and to achieve desired tax rates and to generate free cash flow. Such financial guidance and metrics may not always be accurate, due to our inability to meet the assumptions we make and the impact on our financial performance that could occur as a result of the various risks and uncertainties to our business as set forth in these risk factors and in our public filings with the SEC or otherwise. Our focus on, and dedication of resources to, achieving our strategy in order to drive long-term sustainable growth, or a failure to effectively implement our strategy, could further impact our ability to meet our financial guidance or our metrics in a given year. If we fail to meet the financial guidance that we provide or if we find it necessary to revise such guidance as we conduct our operations throughout the year, or if we fail to achieve sufficient performance against the metrics we have provided externally, the market value of our common stock or other securities could be materially adversely affected.

Recent changes in the Company's executive management team and Board of Directors may be disruptive to, or cause uncertainty in, its business, results of operations and the price of the Company's common stock.
On February 12, 2018, Robert P. Carrigan stepped down from his positions as Chief Executive Officer, Chairman of the Board of Directors and Director of the Company, and the Company’s Board of Directors appointed Thomas J. Manning, formerly Lead Director, as the Company’s interim Chief Executive Officer and Chairman of the Board. The Company's Board of Directors has commenced a search to recruit a permanent successor with the assistance of a leading executive search firm.  In connection with Mr. Manning’s appointment as interim Chief Executive Officer and Chairman of the Board, Mr. Manning was removed from the role as Lead Director, and the Company’s Board of Directors appointed James N. Fernandez as the Lead Director.  These changes in the Company's executive management team and to the Board of Directors, may be disruptive to, or cause uncertainty in, the Company's business, and any additional changes to the executive management team or the Board of Directors could have a negative impact on the Company's ability to manage and grow its business effectively. In addition, if the Company is not effective in succession planning, there may be a negative impact on the Company's ability to successfully hire for key executive management roles, including the Chief Executive Officer position, in a timely manner. Any such disruption or uncertainty or difficulty in efficiently and effectively filling key roles could have a material adverse impact on the Company's results of operations and the price of the Company's common stock.
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
The reliability of our solutions is dependent upon the integrity of the data in our global databases. A failure in the integrity of our databases, or an inability to ensure that our usage of data is consistent with any terms or restrictions on such use, whether inadvertently or through the actions of a third party, could harm us by exposing us to customer or third-party claims or by causing a loss of customer confidence in our solutions. We may experience an increase in risks to the integrity of our databases as we move toward real-time data feeds, including those from social media sources, and as we acquire content through the acquisitions of companies with existing databases that may not be of the same quality or integrity as our existing Dun & Bradstreet databases. In addition, although we are continually evolving the systems upon which we rely to sustain product delivery, meet customer demands and support the development of new solutions, certain of our existing infrastructure is comprised of complex legacy technology that requires time and investment to upgrade without disruption to the business. We have in the past been subject to customer and third-party complaints and lawsuits regarding our data, which have occasionally been resolved by the payment of monetary damages. We have also licensed, and we may license in the future, proprietary rights to third-parties. While we attempt to ensure that the quality of our brand is maintained by the third parties to whom we grant such licenses and by customers, they may take actions that could materially adversely affect the value of our proprietary rights or our reputation. It cannot be assured that these licensees and customers will take the same steps we have taken to prevent misappropriation of our data solutions or technologies.
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
We derive a substantial portion of our revenue from annual customer contracts, including from various government institutions. If we are unable to renew a significant number of these contracts, our revenue and results of operations would be negatively impacted. Such loss in renewals could result, for example, from the acquisition of one of our customers by a business that does not use our products, or the acquisition by an existing customer whose combined entity generates less revenue for us than was generated by the two distinct entities.  Similarly, an existing customer may cease to do business with us, or do less business with us, as a result of general economic conditions on their business, which could also push them toward a less expensive, lower quality provider. In addition, our results of operations from period to period may vary due to the timing of customer contract renewals or a change in our sales practices. As contracts are renewed, we have experienced, and may continue to experience, a shift in product mix underlying such contracts. This could result in the deferral of increased amounts of revenue into future periods as a larger portion of revenue is recognized over the term of our contracts rather than up front at contract signing or the acceleration of deferred revenue into an earlier reporting period, driven by a change in a customer’s usage patterns of our products. Although this may cause our financial results from period to period to vary substantially, such change in revenue recognition would not change the total revenue recognized over the life of our contracts. A reduction in government spending on our products could, however, have a material adverse impact on our business. We derive a portion of our revenue from direct and indirect sales to U.S., state, local and foreign governments and their respective agencies and our competitors are increasingly targeting such governmental agencies as potential customers. Such government contracts are subject to various procurement laws and regulations, as well as contractual provisions, and violations could result in the imposition of various civil and criminal penalties, termination of contracts, forfeiture of profits, suspension of payments, or suspension of future government contracting. In addition, governments continue to struggle with sustained debt and social obligations, and efforts to balance government deficits could result in lower spending by the government with Dun & Bradstreet. If we were to lose government customers to our competitors, or our government contracts are not renewed or are terminated, or we are suspended from government work, or our ability to compete for new contracts is adversely affected, our business and financial results could experience material adverse effects.
We may be adversely affected by the global economic environment and the evolving standards of markets in which we operate.
We operate in both emerging and mature global markets. Our customers or vendors may experience problems with their earnings, cash flow, or both. This may cause our customers to delay, cancel or significantly decrease their purchases from us, and we may experience delays in payment or their inability to pay amounts owed to us. Customers are increasingly asking for delayed payment terms, which could impact our cash flows, our need for short-term borrowing, and possibly our ability to get paid. In addition, as the number of competitors increases, our competitive pressures intensify, including increasing price pressure. Also, our vendors may substantially increase their prices to us and without notice. Any such change in the behavior of our customers or vendors may materially adversely affect our earnings and cash flow. In addition, as we continue to compete in various emerging markets, potential customers may show a significant preference for local vendors. Our ability to compete in emerging markets depends on our ability to provide products in a manner that is sufficiently flexible to meet local needs, and to continue to undertake technological advances in local markets in a cost effective manner, utilizing local labor forces. If economic conditions in the U.S. and other key markets deteriorate, or we are not able to successfully compete in emerging markets, we may experience material adverse impacts to our business, operating results, and/or access to credit markets.
Changes in the legislative, regulatory and commercial environments in which we operate could adversely impact our ability to collect, compile, store, use, cross-border transfer, publish, and/or sell data and could impact our financial results.
Certain types of information we collect, compile, store, use, transfer, publish and/or sell are subject to regulation by governmental authorities in various jurisdictions in which we operate, particularly in our global markets. There are increasing legislative and regulatory actions regarding the governance of personal, credit and adverse data (that is, negative data about individuals), even in the context of businesses. These actions may result in new or amended laws and regulations or regulatory actions that could adversely impact our business. Legislation or regulatory actions regarding cyber-security, imposing licensing or record filing requirements, content restrictions, requiring access to our network to conduct security assessments, or requirements that databases containing information on local businesses or individuals be stored in-country and at times coupled with restrictions on exporting the data out of the country, increasing the rights of those who are the subject of data, and/or increasing restrictions on automated decision making could have a material adverse effect on our business and financial results.

In addition, any other legislation, court actions, or laws and regulations (such as the European Union’s General Data Protection Regulation, which will become effective in May 2018, requiring additional protections of certain personal information and carrying significant fines and sanctions for non-compliance), with respect to the collection, compilation, storage, use, cross-border transfer, publication and/or sale of credit-related, adverse, or personal information, or adverse publicity or litigation concerning the improper use or hacking of such information, could result in limitations being imposed on our operations, increased compliance or litigation costs and/or loss of revenue, which could have a material adverse effect on our business and financial results.
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

•	We may not be able to integrate successfully the services, content, including data, products and people, of any such transaction into our operations;

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

•
There may be risks, exposures and liabilities of acquired entities or other third-parties with whom we undertake a transaction, that may arise from such third-parties’ activities prior to undertaking a transaction with us and which we may not discover or fully understand through the due diligence process.

While we have certain contractual commitments with each of the third-party members of the Worldwide Network, we have no direct management control over such third-parties or other third-parties who conduct business under the Dun & Bradstreet brand name in local markets or who license and sell under the Dun & Bradstreet name, and the renewal by third-party members of the Worldwide Network of their agreements with Dun & Bradstreet is subject to mutual agreement.
The Worldwide Network is comprised of wholly-owned subsidiaries, joint ventures that we control or hold a minority interest in, and unaffiliated third-party members who conduct business using the Dun & Bradstreet brand in local markets. While third-party member participation in the Worldwide Network and certain of our relationships with other third-parties are governed by commercial services agreements and the use of our trademarks is governed by license agreements, we have no direct management control over these members or third-parties beyond the terms of the agreements. We license data to certain third-parties to be included in the data solutions that they sell to their customers and such arrangements may increase as a percentage of our total revenue in the future. We do not have direct control over such third-parties’ sales people or practices, and their failure to successfully sell products which include our data will impact the revenue we receive and could have a material adverse effect on our business and financial results. Conversely, we license data from certain third-parties for inclusion in the data solutions that we sell to our customers, and while we have guidelines and quality control requirements in place, we do not have absolute control over such third-parties’ data collection and compliance practices. In addition, in certain markets we rely solely on correspondent coverage, with annual, rolling contracts which may or may not be renewed. As a result, actions or inactions taken by these third-parties or their failure to renew their contractual relationships with us could have a material adverse effect on our business and financial results. For example, one or more third-parties or members may:

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
Our success depends in part on our various businesses around the globe. For each of the three years ended December 31, 2017, 2016 and 2015, our businesses outside of the U.S. accounted for 19%, 19% and 22% of total revenue, respectively. Our business in the U.S. is also dependent on our ability to provide information from other markets at a reasonable cost. These businesses are subject to many of the same challenges as our domestic business, as well as the following:

•
Our competition in Asian markets is primarily local, and our customers may have greater loyalty to our local competitors which may have a competitive advantage because they are not restricted by U.S. and foreign laws with which we require our businesses around the globe to comply, such as the FCPA;

•	Our data suppliers or partners in foreign markets may be subject to local regulation that could impact their ability to provide data to Dun & Bradstreet;

•
Although our services have not usually been regulated, governments may adopt legislation or regulations (such as the European Union’s General Data Protection Regulation), or we may learn that our current methods of operation violate existing legislation or regulations, governing the collection, compilation, storage, use, cross-border transfer, publication, and/or sale of the kinds of information we collect, compile, store, use, transfer cross border, publish, and/or sell, which could bar or impede our ability to operate and this could adversely impact our business;

•	Credit insurance is a significant credit risk mitigation tool in certain global markets that may reduce the demand for our Risk Management Solutions; and

•	In some markets, key data elements are generally available from public-sector sources, thus reducing a customer’s need to purchase that data from us.
In addition, the FCPA and anti-bribery and anti-corruption laws in other jurisdictions generally prohibit improper payments to government officials or other persons for the purpose of obtaining or retaining business. We cannot assure you that our policies and procedures will always protect us from acts committed by our employees or third-parties, such as our vendors, brokers and agents. From time to time, under appropriate circumstances, we have undertaken and will continue to undertake investigations of the relevant facts and circumstances and, when appropriate, take remedial actions, which can be expensive and require significant time and attention from senior management, and which may also lead to disclosure to the SEC and/or DOJ. Violations of these laws may result in criminal or civil sanctions, which could disrupt our business and result in a material adverse effect on our business and financial results.
Our global strategy includes leveraging our Worldwide Network to improve our data quality. We form and manage strategic relationships to create a competitive advantage for us over the long term; however, these strategic relationships may not be successful or may be subject to ownership change.
The issue of data privacy is an increasingly important area of public policy in various global markets, and we operate in an evolving regulatory environment. If our existing business practices were deemed to violate existing data privacy laws or such laws as they may evolve from time to time, our business or the business of third-parties on whom we depend could be adversely impacted.
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
Our success and financial results depend in part on our continuing ability to attract, retain and motivate highly qualified people at all levels. Competition for these individuals is intense, especially in roles requiring skills, capabilities and experiences that are in high demand. As a priority, we continue to focus on attracting and retaining our key people, building a strong employment brand and creating a forward-leaning culture. Any inability to retain or attract highly-qualified individuals could have a material adverse effect on our business and financial results.
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

Our other properties, most of which are leased, are geographically distributed worldwide to meet sales and operating requirements. We consider all of these properties to be both suitable and adequate to meet current operating requirements. As of December 31, 2017, the most notable of these other properties included the following sites:

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
Our common stock is listed on the New York Stock Exchange and trades under the symbol DNB. We had 1,477 shareholders of record as of December 31, 2017.
The following table summarizes the high and low sales prices for our common stock, as reported in the periods shown:

	2017		2016
	High	Low	High	Low
First Quarter	$125.41	$100.75	$103.52	$87.91
Second Quarter	$113.17	$102.24	$128.36	$102.71
Third Quarter	$116.41	$105.35	$140.73	$122.14
Fourth Quarter	$123.11	$112.95	$135.52	$115.60
We paid quarterly dividends to our shareholders totaling $74.2 million, $70.5 million and $66.7 million during the years ended December 31, 2017, 2016 and 2015, respectively. In February 2018, we declared a dividend of $0.5225 per share for the first quarter of 2018. This cash dividend will be payable on March 9, 2018 to shareholders of record at the close of business on February 22, 2018.
Issuer Purchases of Equity Securities
The following table provides information about purchases made by us or on our behalf during the quarter ended December 31, 2017 of shares of equity that are registered pursuant to Section 12 of the Exchange Act:

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Currently Authorized Shares That May Yet Be Purchased Under the Plans or Programs (a)
(Dollar amounts in millions, except share data)
October 1 - 31, 2017	—	$—	—	$—
November 1 - 30, 2017	—	$—	—	$—
December 1 - 31, 2017	—	$—	—	$—
	—	$—	—	$100.0

(a)
In August 2014, our Board of Directors approved a $100 million share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and Employee Stock Purchase Program, and to be used for discretionary share repurchases from time to time. The $100 million share repurchase program will remain open until it has been fully utilized. There is currently no definitive timeline under which the program will be completed. As of December 31, 2017, we had not yet commenced share repurchases under this program.

FINANCIAL PERFORMANCE COMPARISON GRAPH*
SINCE DECEMBER 31, 2012
In accordance with SEC rules, the graph below compares the Company’s cumulative total shareholder return against the cumulative total return of the Standard & Poor’s MidCap 400 Index and a published industry index starting on December 31, 2012. Our past performance may not be indicative of future performance.

As an industry index, the Company chose the S&P 400 Commercial & Professional Services index, a subset of the S&P MidCap 400 Index that includes companies that provide business-to-business services.
On April 5, 2017, we became listed within the S&P MidCap 400 Index. Prior to such date, we were listed within the S&P 500 Index. Accordingly, and for comparative purposes to our prior year presentation, we have included in the following graph the performances of the S&P MidCap 400 Index, S&P 400 Commercial & Professional Services, S&P 500 Commercial & Professional Services and the S&P 500 Index.

COMPARISON OF FIVE-YEAR CUMULATIVE TOTAL RETURN
AMONG DUN & BRADSTREET, S&P MIDCAP 400 INDEX, S&P 400 COMMERCIAL & PROFESSIONAL SERVICES, S&P 500 COMMERCIAL & PROFESSIONAL SERVICES AND THE S&P 500 INDEX

*	Assumes $100 invested on December 31, 2012, and reinvestment of dividends.

 Item 6.      Selected Financial Data

	For the Years Ended December 31,
	2017	2016	2015	2014	2013
	(Amounts in millions, except per share data)
Results of Operations:
Revenue	$1,742.5	$1,703.7	$1,637.1	$1,584.5	$1,558.4
Costs and Expenses	1,359.6	1,344.5	1,300.1	1,173.1	1,132.3
Operating Income (1)	382.9	359.2	337.0	411.4	426.1
Non-Operating Income (Expense) - Net (2)	(60.2)	(155.6)	(57.0)	(71.2)	(39.8)
Income Before Provision for Income Taxes and Equity in Net Income of Affiliates	322.7	203.6	280.0	340.2	386.3
Provision for Income Taxes (3)	179.7	99.9	74.2	54.3	135.6
Equity in Net Income of Affiliates	2.8	2.8	2.7	1.9	1.6
Net Income (Loss) from Continuing Operations	145.8	106.5	208.5	287.8	252.3
Less: Net (Income) Loss Attributable to the Noncontrolling Interest	(4.1)	(5.0)	(4.3)	(3.5)	(3.6)
Net Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet	141.7	101.5	204.2	284.3	248.7
Income from Discontinued Operations, Net of Income Taxes (4)	—	—	2.1	10.1	9.8
Loss on Disposal of Business, Net of Income Taxes	(0.8)	(4.1)	(37.5)	—	—
Income (Loss) from Discontinued Operations, Net of Income Taxes (5)	(0.8)	(4.1)	(35.4)	10.1	9.8
Net Income (Loss) Attributable to Dun & Bradstreet	$140.9	$97.4	$168.8	$294.4	$258.5
Basic Earnings (Loss) Per Share of Common Stock:
Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$3.84	$2.78	$5.66	$7.79	$6.36
Income (Loss) from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	(0.02)	(0.11)	(0.98)	0.27	0.25
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders	$3.82	$2.67	$4.68	$8.06	$6.61
Diluted Earnings (Loss) Per Share of Common Stock:
Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$3.81	$2.76	$5.61	$7.71	$6.29
Income (Loss) from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	(0.02)	(0.11)	(0.97)	0.28	0.25
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders	$3.79	$2.65	$4.64	$7.99	$6.54

Other Data:
Weighted Average Number of Shares Outstanding - Basic	36.9	36.5	36.1	36.5	39.1
Weighted Average Number of Shares - Diluted	37.2	36.8	36.4	36.9	39.5

Cash Dividends Paid per Common Share	$2.01	$1.93	$1.85	$1.76	$1.60
Cash Dividends Declared per Common Share	$2.01	$1.93	$1.85	$1.76	$1.60
Other Comprehensive Income, Net of Tax:
Net Income (Loss) from Continuing Operations	$145.8	$106.5	$208.5	$287.8	$252.3
Income (Loss) from Discontinued Operations, Net of Income Taxes	(0.8)	(4.1)	(35.4)	10.1	9.8
Net Income (Loss)	145.0	102.4	173.1	297.9	262.1
Foreign Currency Translation Adjustments, no Tax Impact	48.9	24.9	(59.0)	(46.9)	(35.6)
Defined Benefit Pension Plans:
Prior Service (Credits) Costs, Net of Tax Income (Expense) (6)	(0.4)	(0.9)	(0.9)	1.8	(5.6)
Net Actuarial Gain (Loss), Net of Tax Income (Expense) (7)	35.6	(8.7)	15.8	(138.3)	154.4
Derivative Financial Instruments, Net of Tax Income (Expense) (8)	—	—	—	(0.1)	—
Total Other Comprehensive Income (Loss), Net of Tax	84.1	15.3	(44.1)	(183.5)	113.2
Comprehensive Income (Loss), Net of Income Taxes	229.1	117.7	129.0	114.4	375.3
Less: Comprehensive Income (Loss) Attributable to the Noncontrolling Interest	(5.0)	(4.4)	(3.6)	(3.3)	(3.5)
Comprehensive Income (Loss) Attributable to Dun & Bradstreet	$224.1	$113.3	$125.4	$111.1	$371.8

Balance Sheet:
Total Assets (9) (10)	$2,480.9	$2,209.2	$2,266.5	$1,981.9	$1,884.6
Long-Term Debt (10)	$1,645.6	$1,594.5	$1,797.0	$1,348.3	$1,510.4
Total Dun & Bradstreet Shareholders’ Equity (Deficit)	$(827.3)	$(1,002.0)	$(1,116.8)	$(1,203.3)	$(1,048.4)
Noncontrolling Interest	$16.1	$14.2	$11.5	$8.7	$6.1
Total Equity (Deficit)	$(811.2)	$(987.8)	$(1,105.3)	$(1,194.6)	$(1,042.3)

(1) Restructuring, non-core gains and (charges) and acquisition and divestiture-related charges(a) included in Operating Income:

	For the Years Ended December 31,
Gain (Charge):	2017	2016	2015	2014	2013
Restructuring Charges	$(32.1)	$(22.1)	$(32.3)	$(14.9)	$(13.9)
Legal and Other Professional Fees and Shut-Down Costs Related to Matters in China	$(0.2)	$(2.0)	$(1.6)	$(3.7)	$(7.4)
Decrease (Increase) of Accrual for Legal Matters	$8.0	$(26.0)	$—	$—	$—
Acquisition/Divestiture Related Costs	$(15.8)	$(9.5)	$(21.9)	$—	$—
Amortization of Acquisition Related Intangibles	$(31.5)	$(24.2)	$(17.8)	$—	$—
Impairment of Assets	$—	$(2.4)	$(6.8)	$(7.3)	$(33.3)

(a)	See Item 7. included in this Annual Report on Form 10-K for further detail.

(2)	Restructuring, non-core gains and (charges) and acquisition and divestiture-related charges(a) included in Non-Operating Income (Expense) – Net:

	For the Years Ended December 31,
Gain (Charge):	2017	2016	2015	2014	2013
Effect of Legacy Tax Matters (b)	$—	$(1.7)	$(6.9)	$(28.6)	$0.8
Gain (Loss) on Sale of Businesses (c)	$(0.7)	$(95.1)	$—	$—	$—
Gain (Loss) on Investment	$—	$(6.7)	$(1.2)	$—	$—
Acquisition/Divestiture Related Costs	$—	$(0.1)	$(0.3)	$—	$—

(a)	See Item 7. included in this Annual Report on Form 10-K for further detail.
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

(c)
During the year ended December 31, 2016, we recognized a total pre-tax loss on the sale of our operations Belgium, Netherlands and Latin America. During the year ended December 31, 2017, we recorded an additional pre-tax loss of $0.7 million on the sale of our Belgium and Netherlands businesses related to a working capital adjustment. See Note 17 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further detail.

(3)	Restructuring, non-core gains and (charges) and acquisition and divestiture-related charges(a) included in Provision for Income Taxes:

	For the Years Ended December 31,
Tax Benefit (Expense):	2017	2016	2015	2014	2013
Restructuring Charges	$10.9	$7.7	$11.7	$4.1	$3.6
Legal and Other Professional Fees and Shut-Down Costs Related to Matters in China	$0.1	$0.7	$0.8	$1.3	$2.8
Accrual for Legal Matters	$(0.1)	$3.4	$—	$—	$—
Gain (Loss) on Sale of Businesses	$0.2	$(2.7)	$—	$—	$—
Acquisition/Divestiture Related Costs	$2.0	$1.6	$3.8	$—	$—
Amortization of Acquisition Related Intangibles	$11.7	$9.1	$6.8	$—	$—
Cash Repatriation Tax Benefit	$—	$—	$2.9	$—	$—
Impairment of Assets	$—	$—	$2.1	$2.8	$6.2
Gain (Loss) on Investment	$—	$—	$0.3	$—	$—
Effect of Legacy and Other Tax Matters	$—	$3.4	$14.3	$65.8	$(0.8)
Impact of the 2017 Tax Cuts and Jobs Act	$80.7	$—	$—	$—	$—

(a)	See Item 7. included in this Annual Report on Form 10-K for further detail.

(4) Tax Benefit (Expense) of $2.2 million, $1.7 million and $0.1 million during the years ended December 31, 2015, 2014 and 2013, respectively.
(5) In June 2015, we divested our operations in Australia and New Zealand (“ANZ”) for $169.8 million, which was part of our Non-Americas segment. Accordingly, we have reclassified the historical financial results of our business in ANZ as discontinued operations for all periods presented in this Annual Report on Form 10-K and recorded a loss on the disposal of the business of $0.8 million, $4.1 million and $37.5 million (both pre-tax and after tax) for the years ended December 31, 2017, 2016 and 2015, respectively, in the consolidated statement of operations and comprehensive income (loss). See Note 17 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further detail.

(6)
Tax Benefit (Expense) of $0.2 million, $0.4 million, $0.5 million, $(1.1) million and $3.3 million during the years ended December 31, 2017, 2016, 2015, 2014 and 2013, respectively. See Note 10 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further detail.

(7)
Tax Benefit (Expense) of $(15.3) million, $4.3 million, $(9.6) million, $84.9 million and $(91.7) million during the years ended December 31, 2017, 2016, 2015, 2014 and 2013, respectively. See Note 10 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further detail.

(8) Tax Benefit (Expense) of $(0.1) million for the year ended December 31, 2014.
(9) During the year ended December 31, 2017, we acquired Avention, Inc. During the year ended December 31, 2015, we acquired NetProspex and Dun & Bradstreet Credibility Corp. See Note 18 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further detail.

(10)
We adopted Accounting Standards Update (“ASU”) No. 2015-03 “Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” in the first quarter of 2016. As a result, the prior period consolidated balance sheets were adjusted. The impact resulted in adjustments of $7.1 million, $3.9 million and $5.6 million to the consolidated balance sheet at December 31, 2015, 2014 and 2013, respectively.

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations
How We Manage Our Business
In addition to reporting generally accepted accounting principles in the United States of America (“GAAP”) results, the Company evaluates performance and reports on a total company basis and on a business segment level basis its results (such as revenue, operating income, operating income growth, operating margin, net income, tax rate and diluted earnings per share) on an “As Adjusted” basis. The term “As Adjusted” refers to the following: the elimination of the effect on revenue due to purchase accounting fair value adjustments to deferred revenue; restructuring charges; other non-core gains and charges that are not in the normal course of our business (such as gains and losses on sales of businesses, impairment charges, effect of significant changes in tax laws and material tax and legal settlements); acquisition and divestiture-related fees (such as costs for bankers, legal fees, due diligence, retention payments and contingent consideration adjustments); and acquisition-related intangible amortization expense. A recurring component excluded from our “As Adjusted” results is our restructuring charges, which we believe do not reflect our underlying business performance. Such charges are variable from period to period based upon actions identified and taken during each period. Additionally, our “As Adjusted” results exclude the results of Discontinued Operations. Management reviews operating results on an “As Adjusted” basis on a monthly basis and establishes internal budgets and forecasts based upon such measures. Management further establishes annual and long-term compensation such as salaries, target cash bonuses and target equity compensation amounts based on performance on an “As Adjusted” basis and a significant percentage weight is placed upon performance on an “As Adjusted” basis in determining whether performance objectives have been achieved. Management believes that by reflecting these adjustments to our GAAP financial measures, business leaders are provided incentives to recommend and execute actions that support our long-term growth strategy rather than being influenced by the potential impact one of these items can have in a particular period on their compensation. The Company adjusts for these items because they do not reflect the Company’s underlying business performance and they may have a disproportionate positive or negative impact on the results of its ongoing business operations. We believe that the use of our non-GAAP financial measures provides useful supplemental information to our investors.
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
In June 2015, we divested our operations in Australia and New Zealand (“ANZ”) for $169.8 million, which was part of our Non-Americas segment. Accordingly, the historical financial results of our business in ANZ are classified as discontinued operations for all periods presented as set forth in Item 8. of this Annual Report on Form 10-K. See Note 17 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further detail.
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
We report and monitor our revenue performance as Risk Management Solutions and Sales & Marketing Solutions. Within Risk Management Solutions, we monitor the performance as Trade Credit and Other Enterprise Risk Management. Trade Credit represents our commercial credit products such as D&B Credit Suite (which includes D&B Credit and DNBi® solutions), and “Other Trade Credit” solutions, which are products and services used to manage credit risk and support our customers’ internal credit risk decisioning process. Other Enterprise Risk Management includes all of our remaining Risk Management products, such as our compliance, supply chain, credit on self and D&B Direct risk solutions. Effective January 1, 2017, we began managing and reporting our Sales and Marketing Solutions as Sales Acceleration and Advanced Marketing Solutions. Sales Acceleration includes solutions designed to align sales and marketing teams around the same refined and inter-connected information (data that is current, tied to buying signals, and delivered with context) to shorten sales cycles, increase win rates, and accelerate revenue growth more quickly. Our customers want to target more intelligently to enhance sales productivity; that is to know who they are selling to, what their customers might be buying, how things are changing at their customers’ companies, where their customers have purchased before, and how to most efficiently engage with them. We provide these solutions through applications such as D&B Hoovers Suite, as well as direct access to our contact data. Advanced Marketing Solutions consists of our Master Data solutions, which enable our customers to integrate and organize data to create a single view of customers and prospects, enrich data, continuously manage data quality and link company identity and hierarchy. It also consists of Audience Solutions products, which use data and analytics to fuel enhanced programmatic targeting and web visitor intelligence.
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

•
Non-Americas, which consists of our operations in the United Kingdom (“U.K.”), Greater China, India and our European and Asia Pacific Worldwide Networks (we divested our operations in Benelux in November 2016 and in ANZ in June 2015).

The financial statements of our subsidiaries outside of the U.S. and Canada reflect a fiscal year ended November 30 to facilitate the timely reporting of our consolidated financial results and consolidated financial position.

The following table presents the contribution by segment to revenue:

	For the Years Ended December 31,
	2017	2016	2015
Revenue:
Americas	83%	83%	81%
Non-Americas	17%	17%	19%
The following table presents contributions by customer solution set to revenue:

	For the Years Ended December 31,
	2017	2016	2015
Revenue by Customer Solution Set:
Risk Management Solutions	58%	59%	60%
Sales & Marketing Solutions	42%	41%	40%
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
Pension and Postretirement Benefit Obligations
Through June 30, 2007, we offered coverage to substantially all of our U.S. based employees under a defined benefit plan called The Dun & Bradstreet Corporation Retirement Account (“U.S. Qualified Plan”). Prior to that time, the U.S. Qualified Plan covered active and retired employees. The benefits to be paid upon retirement were based on a percentage of the employee’s annual compensation. The percentage of compensation allocated annually to a retirement account ranged from 3% to 12.5% based on age and years of service. Amounts allocated under the U.S. Qualified Plan also receive interest credits based on the 30-year Treasury rate or equivalent rate published by the Internal Revenue Service. Pension costs are determined actuarially and funded in accordance with the Internal Revenue Code.
We also maintain supplemental and excess plans in the United States (“U.S. Non-Qualified Plans”) to provide additional retirement benefits to certain key employees of the Company. These plans are unfunded, pay-as-you-go plans. The U.S. Qualified Plan and the U.S. Non-Qualified Plans account for approximately 71% and 14% of our pension obligation, respectively, at December 31, 2017.
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
The factor with the most immediate impact on our pension costs is a change in the expected long-term rate of return on pension plan assets for the U.S. Qualified Plan. This assumption was 7.00%, 7.25% and 7.75% for 2017, 2016 and 2015, respectively. For 2018, we will continue to use a long-term rate of return of 7.00%. The 7.00% assumption represents our best estimate of the expected long-term future investment performance of the U.S. Qualified Plan, after considering expectations for future capital market returns and the plan’s asset allocation. As of December 31, 2017, the U.S. Qualified Plan was 55% invested in publicly traded equity securities, 41% invested in debt securities and 4% invested in alternative investments (e.g. real estate).
A change in the discount rate also has an effect on our pension costs and financial position. Effective January 1, 2016, we changed the approach used to measure service and interest cost components of net periodic benefit costs for our pension and postretirement benefit plans. Previously, we measured service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the plan obligations. Beginning in 2016, we elected to measure service and interest costs by applying the specific spot rates along that yield curve to the plans’ liability cash flows (“Spot Rate Approach”). We believe the new approach provides a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows and their corresponding spot rates on the yield curve. This change did not affect the measurement of our plan obligations and it was accounted for as a change in accounting estimate which was applied prospectively. This change in estimate reduced our 2016 pension and postretirement benefit cost by approximately $14 million.
Changes in the above key assumptions for our U.S. plans would have the following effects:

	Long-Term Rate of Return		Discount Rate
	25 Basis Point		25 Basis Point
	Increase	Decrease	Increase	Decrease
Increase (Decrease) in Pension Cost	$(3.0)	$3.0	$1.0	$(1.0)
Increase (Decrease) in Pension Obligation	N/A	N/A	$(45.0)	$47.0
Differences between the assumptions stated above and actual experience could affect our pension and postretirement benefit costs. When actual plan experience differs from the assumptions used, we experience actuarial gains or losses. These gains and losses are aggregated and amortized generally over the average future service periods or life expectancy of plan participants to the extent that such gains or losses exceed a “corridor.” The purpose of the corridor is to reduce the volatility caused by the difference between actual experience and the pension-related assumptions noted above, on a plan-by-plan basis. For all of our pension plans, total actuarial losses that have not been recognized in our pension costs as of December 31, 2017 and 2016 were $1,080.8 million and $1,132.5 million, respectively, of which $850.9 million and $894.9 million, respectively, were attributable to the U.S. Qualified Plan, $131.0 million and $122.8 million, respectively, were attributable to the U.S. Non-Qualified Plans, and the remainder was attributable to the non-U.S. pension plans. See discussion in Note 10 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K. In our 2018 net periodic pension cost, we expect to recognize a portion of such losses amounting to $31.7 million, $7.7 million and $3.1 million for the U.S. Qualified Plan, U.S. Non-Qualified Plans and non-U.S. plans, respectively, compared to $29.7 million, $7.0 million and $3.5 million, respectively, in 2017.
The mortality assumption is one of the key components in determining projected pension obligations as well as the pension and postretirement benefit cost. For our U.S. plans we used the RP-2014 aggregate mortality table together with mortality improvement projection scale MP-2017 and MP-2016 at December 31, 2017 and 2016, respectively. The adoption of the updated mortality improvement projection scales resulted in a reduction of the projected benefit obligations for the U.S. plans of approximately $10 million and $11 million at December 31, 2017 and 2016, respectively.
Differences between the expected long-term rate of return assumption and actual experience could affect our net periodic pension cost. For our pension plans, we recorded net periodic pension cost of $6.8 million, $5.2 million and $18.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. A major component of the net periodic pension cost is the expected return on plan assets, which was $94.3 million, $96.5 million and $102.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. The expected return on plan assets is determined by multiplying the expected long-term rate of return assumption by the market-related value of plan assets. The market-related value of plan assets recognizes asset gains and losses over five years to reduce the effects of short-term market fluctuations on net periodic cost. For our pension plans we recorded: (i) for the year ended December 31, 2017, a total investment gain of $199.9 million which was comprised of a gain of $175.4 million in our U.S. Qualified Plan and a gain of $24.5 million in our non-U.S. plans and (ii) for the year ended December 31, 2016, a total investment gain of $112.5 million which was comprised of a gain of $68.1 million in our U.S. Qualified Plan and a gain of $44.4 million in our non-U.S. plans. At January 1, 2018, the market-related value of plan assets of our U.S. Qualified Plan and the non-U.S. plans was $1,221.9 million and $287.0 million, respectively, compared with the fair value of the plan assets of $1,252.9 million and $319.1 million, respectively.
Changes in the funded status of our pension plans could result in fluctuations in our Shareholders’ Equity (Deficit). We are required to recognize the funded status of our benefit plans as a liability or an asset, on a plan-by-plan basis with an offsetting adjustment to Accumulated Other Comprehensive Income (“AOCI”), in our Shareholders’ Equity (Deficit), net of tax. Accordingly, the amounts recognized in equity represent unrecognized gains (losses) and prior service costs (credits). These unrecognized gains (losses) and prior service costs (credits) are amortized out of equity (deficit) based on an actuarial calculation each period. Gains (losses) and prior service costs (credits) that arise during the year are recognized as a component of Other Comprehensive Income (“OCI”) which is then reflected in AOCI. During the years ended December 31, 2017 and 2016, we recorded in OCI, net of applicable tax, net income of $35.2 million and a net loss of $9.6 million, respectively. The income in 2017 was primarily driven by the improvement of the net funded status for our global plans at December 31, 2017. Total net funded status for our global plans improved by $74.3 million to a deficit of $463.6 million at December 31, 2017, compared to a deficit of $537.9 million at December 31, 2016, primarily due to better asset performance during 2017.
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
For the goodwill impairment test at December 31, 2017 we have early adopted ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment.” In accordance with this newly adopted guidance we compare the estimated fair value of each reporting unit to its carrying value. If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded for the difference between the fair value of the reporting unit and its carrying value (“Step 1 Test”). An impairment charge, if any, is recorded as an operating expense in the period that the impairment is identified. Previously we performed a two-step goodwill impairment test. Under the two-step approach, in the event that a potential impairment was identified as the result of the Step 1 Test, we performed an additional step to determine the magnitude of the potential impairment, which was the implied fair value of the reporting unit’s goodwill compared to its carrying value. The implied fair value of goodwill was the difference between the fair value of the reporting unit and the fair value of its identifiable net assets. An impairment charge, if any, was recognized for the excess of the carrying value of goodwill over the implied fair value of goodwill.
We determine the fair value of our reporting units based on the market approach and also in certain instances using the income approach to further validate our results. Under the market approach, we estimate the fair value based on market multiples of current year Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) for each individual reporting unit. We use judgment in identifying the relevant comparable company market multiples (i.e., recent divestitures/acquisitions, facts and circumstances surrounding the market, dominance, growth rate, etc.). For our most recent impairment analysis at December 31, 2017, the EBITDA multiples used to determine the individual reporting unit’s fair value range from 10 to 12. For the income approach, we use the discounted cash flow method (“DCF”) to estimate the fair value of a reporting unit. The projected cash flows are based on management’s most recent view of the long-term outlook for each reporting unit. Factors specific to each reporting unit could include revenue growth, profit margins, terminal value, capital expenditures projections, assumed tax rates, discount rates and other assumptions deemed reasonable by management. For our 2017 year-end impairment analysis, we applied both the market approach and the DCF approach to estimate the fair value for the U.K. reporting unit and derived the reporting unit fair value using an equal weighting of the two valuation approaches (see below discussion for further detail).
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
As a reasonableness check, we reconcile the estimated fair values derived in the valuations for the total Company based on the individual reporting units to our total enterprise value (calculated by multiplying the closing price of our common stock on December 31, 2017 by the number of shares outstanding at that time, adjusted for the value of the Company’s debt).
At December 31, 2017, the estimated fair values of our reporting units exceeded the respective carrying values by amounts ranging from over 50% to well over 100%. Our U.K. and India reporting units were at the low end of the range and our largest reporting unit, North America, was at the high end of the range at December 31, 2017. We also further estimated the fair value for the U.K. reporting unit by applying the DCF method to validate the fair value derived from the market approach. We applied a discount rate of 7.5% and a terminal growth rate of 3% to the most recent projected cash flows generated from the reporting unit. The total carrying value of goodwill was approximately $78 million for the U.K. and approximately $5 million for India at December 31, 2017.
The allocated goodwill by reportable segment is as follows:

	As of December 31, 2017		As of December 31, 2016
(in millions)	Number of Reporting Units	Goodwill	Number of Reporting Units	Goodwill
Americas	2	$635.7	2	$550.5
Non-Americas	5	143.9	5	101.4
Consolidated Total		$779.6		$651.9
Indefinite-lived intangibles other than goodwill, are also assessed annually for impairment at December 31, or, under certain circumstances which indicate there may be an impairment. An impairment loss is recognized if the carrying value exceeds the fair value. The estimated fair value is determined by utilizing the expected present value of the future cash flows of the assets. We perform both qualitative and quantitative impairment tests to compare the fair value of the indefinite-lived intangible asset with its carrying value. For the recently acquired indefinite-lived intangible assets from acquisitions, we perform a qualitative impairment test based on macroeconomic and market conditions, industry considerations, overall performance and other relevant factors. For other indefinite-lived intangible assets, we may also perform a quantitative impairment test primarily using an income approach based on projected cash flows.
No impairment charges related to goodwill and indefinite-lived intangibles have been recognized for the years ended December 31, 2017, 2016 and 2015.
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
In connection with the enactment of the Tax Cuts and Jobs Act (“2017 Act”), we have estimated the associated tax effects in accordance with ASC 740, “Income Taxes” and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 118 (“SAB No. 118”). During the fourth quarter of 2017, we recorded a provisional tax charge of $80.7 million in our consolidated financial statements. We will continue to gather and analyze information related to certain aspects of the tax effects resulting from the 2017 Act, such as the undistributed earnings from our non-U.S. subsidiaries for the year ended December 31, 2017, which is treated as deemed dividends under the 2017 Act. We will record adjustments, if any, to the initial estimate within the one-year measurement period in accordance with SAB No. 118. See Note 5 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further detail. In addition, we have adopted ASU No.

2018-02 at December 31, 2017. See Note 2 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K. Accordingly, we have elected to reclassify $150.5 million related to the income tax effect of the 2017 Act on our U.S. pension and retirement plans from AOCI to retained earnings.
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
Consolidated Revenue
The following table presents our revenue by segment:

	For the Years Ended December 31,
	2017	2016	2015
	(Amounts in millions)
Revenue:
Americas	$1,448.2	$1,416.1	$1,329.1
Non-Americas	294.3	287.6	308.0
Total Revenue	$1,742.5	$1,703.7	$1,637.1
The following table presents our total revenue by customer solution set:

	For the Years Ended December 31,
	2017	2016	2015
	(Amounts in millions)
Revenue:
Risk Management Solutions	$1,009.8	$1,011.8	$978.3
Sales & Marketing Solutions	732.7	691.9	658.8
Total Revenue	$1,742.5	$1,703.7	$1,637.1
Year Ended December 31, 2017 vs. Year Ended December 31, 2016
Total revenue increased $38.8 million, or 2% (both after and before the effect of foreign exchange), for the year ended December 31, 2017 as compared to the year ended December 31, 2016. The increase in total revenue was driven by an increase in Americas total revenue of $32.1 million, or 2% (both after and before the effect of foreign exchange) and an increase in Non-Americas total revenue of $6.7 million, or 2% (3% increase before the effect of foreign exchange).
We acquired a 100% equity interest in Avention during the first quarter of 2017. The impact of the deferred revenue fair value adjustment was a reduction to revenue of $8.0 million for the year ended December 31, 2017. See Note 18 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further details on the Avention acquisition.
We divested our operations in Benelux in November 2016 and our operations in Latin America in September 2016. Prior to the divestitures, Benelux and Latin America contributed $48.2 million and $8.7 million of revenue, respectively, during the year ended December 31, 2016. See Note 17 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further details.
Customer Solution Sets
On a customer solution set basis, total revenue reflects:

•
A $2.0 million, or less than 1% decrease (both after and before the effect of foreign exchange), in Risk Management Solutions. The decrease was driven by a decrease in revenue in Non-Americas of $2.5 million, or

1%, (both after and before the effect of foreign exchange), partially offset by an increase in revenue in Americas of $0.5 million, or less than 1% (both after and before the effect of foreign exchange); and

•
A $40.8 million, or 6% increase (both after and before the effect of foreign exchange), in Sales & Marketing Solutions. The increase was driven by an increase in revenue in Americas of $31.6 million, or 5% (both after and before the effect of foreign exchange) and an increase in revenue in Non-Americas of $9.2 million, or 18% (20% increase before the effect of foreign exchange).

Year Ended December 31, 2016 vs. Year Ended December 31, 2015
Total revenue increased $66.6 million, or 4% (5% increase before the effect of foreign exchange), for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The increase in total revenue was primarily driven by an increase in Americas total revenue of $87.0 million, or 7% (both after and before the effect of foreign exchange), partially offset by a decrease in Non-Americas total revenue of $20.4 million, or 7% (1% decrease before the effect of foreign exchange).
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

Customer Solution Sets
On a customer solution set basis, total revenue reflects:

•
A $33.5 million, or 3% increase (5% increase before the effect of foreign exchange), in Risk Management Solutions. The increase was driven by an increase in revenue in Americas of $42.0 million, or 6% (both after and before the effect of foreign exchange), partially offset by a decrease in revenue in Non-Americas of $8.5 million, or 3% (2% increase before the effect of foreign exchange); and

•
A $33.1 million, or 5% increase (6% increase before the effect of foreign exchange), in Sales & Marketing Solutions. The increase was driven by an increase in revenue in Americas of $45.0 million, or 8% (both after and before the effect of foreign exchange), partially offset by a decrease in revenue in Non-Americas of $11.9 million, or 19% (13% decrease before the effect of foreign exchange).

Recent Developments
Shanghai Roadway D&B Marketing Services Co. Ltd.
On March 18, 2012, we announced we had temporarily suspended our Shanghai Roadway D&B Marketing Services Co. Ltd. (“Roadway”) operations in China, pending an investigation into allegations that its data collection practices may have violated local Chinese consumer data privacy laws. Thereafter, the Company decided to permanently cease the operations of Roadway. In addition, we have been reviewing certain allegations that we may have violated the Foreign Corrupt Practices Act and certain other laws in our China operations. As previously reported, we voluntarily contacted the SEC and the United States Department of Justice (“DOJ”) to advise both agencies of our investigation, which has now ended.
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
Our discussions with both the SEC and DOJ have concluded, and the ultimate outcome is not material to our business, financial condition or results of operations. The parties have agreed in principle on the potential resolution of this matter, and are finalizing the related documentation. In accordance with ASC 450, at December 31, 2017 a reserve in respect of this matter has been accrued in the consolidated financial statements.

Consolidated Operating Costs
The following table presents our consolidated operating costs and operating income:

	For the Years Ended December 31,
	2017	2016	2015
	(Amounts in millions)
Operating Expenses	$574.7	$542.6	$544.7
Selling and Administrative Expenses	673.1	711.2	664.4
Depreciation and Amortization	79.7	68.6	58.7
Restructuring Charge	32.1	22.1	32.3
Operating Costs	$1,359.6	$1,344.5	$1,300.1
Operating Income	$382.9	$359.2	$337.0
Operating Expenses
Year Ended December 31, 2017 vs. Year Ended December 31, 2016
Operating expenses increased $32.1 million, or 6%, for the year ended December 31, 2017, compared to the year ended December 31, 2016. The increase was primarily due to the following:

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
Selling and Administrative Expenses
Year Ended December 31, 2017 vs. Year Ended December 31, 2016
Selling and administrative expenses decreased $38.1 million, or 5%, for the year ended December 31, 2017, compared to the year ended December 31, 2016. The decrease was primarily due to the following:

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
For our pension plans globally, we had a net periodic pension cost of $6.8 million, $5.2 million and $18.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. The fluctuations in the pension cost were due to the following:

•
Expected return on plan assets included in annual pension expense for all global plans was $94.3 million, $96.5 million and $102.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. The expected return on plan assets was determined by multiplying the expected long-term rate of return assumption by the market-related value of plan assets. The market-related value of plan assets recognizes asset gains and losses over five years to reduce the effects of short-term market fluctuations on net periodic cost. The decrease of the expected return on plan assets for each of 2017 and 2016 compared to the respective prior year was primarily driven by a lower long-term rate of return assumption for 2017 and 2016. We used a long-term rate of return assumption of 7.00%, 7.25% and 7.75% for 2017, 2016 and 2015, respectively.

•
Actuarial loss amortization included in annual pension expense for all global plans was $40.2 million, $38.8 million and $42.5 million for the years ended December 31, 2017, 2016 and 2015, respectively, of which $36.7 million, $35.9 million and $39.0 million were attributable to our U.S. plans for the years ended December 31, 2017, 2016 and 2015, respectively. Actuarial loss amortization was largely impacted by the discount rate, amortization period and plan experience (e.g., the lower the discount rate, the higher the loss amortization). The weighted average discount rate applied to the projected benefit obligation for our pension plans globally at January 1, 2017, 2016 and 2015 was 3.62%, 3.84% and 3.62%, respectively. In addition, higher actuarial loss amortization in 2015 was also due to the adoption of new mortality tables for our U.S. plans which assume a longer life expectancy of plan participants at January 1, 2015.

•
Interest cost included in annual pension expense was also a major factor in driving the pension costs to fluctuate from year to year. Interest cost included in annual pension expense for all global plans was $57.9 million, $59.7 million and $73.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. Interest cost decreased in 2017 compared to 2016 primarily driven by a lower weighted average discount rate applied to our global plans. Interest cost decreased in 2016 compared to 2015 primarily due to the impact associated with the following change in accounting estimate. Effective January 1, 2016, we changed the approach used to measure service and interest cost components of net periodic benefit costs for our pension and postretirement benefit plans. Starting in 2016, we elected to measure service and interest costs by applying the specific spot rates along that yield curve to the plans’ liability cash flows (“Spot Rate Approach”). We believe the new approach provides a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows and their corresponding spot rates on the yield curve. This change has resulted in a reduction of pension cost in 2016 of approximately $14 million. This change does not affect the measurement of our plan obligations and it was reflected as a change in accounting estimate which was applied prospectively. Previously we measured service and interest costs utilizing a single weighted-average discount rate derived from the yield curve used to measure the plan obligations (“Traditional Approach”). The weighted average discount rate in effect using the Spot Rate Approach in 2017 and 2016 for the global plans was 3.00% and 3.06%, respectively. The weighted average discount rate for our global plans using the Traditional Approach was 3.62%, 3.84% and 3.62%, for the years ended December 31, 2017, 2016 and 2015, respectively.
We expect that the net pension cost in 2018 will be approximately $7 million for all of our global pension plans, most of which will be attributable to the U.S. plans. This compares to a net pension cost of $6.8 million in 2017, primarily attributable to the U.S. plans. For our U.S. plans, the pension cost in 2018 is primarily impacted by a lower discount rate resulting in higher actuarial loss amortization. The weighted average discount rate applied to the projected benefit obligation for our U.S. plans at January 1, 2018 is 3.34%, a 40 basis points decrease from the 3.74% discount rate used for 2017. This increase in expense is expected to be partially offset by higher expected returns on plan assets due to higher market-related value of plan assets at January 1, 2018.
We had postretirement benefit income of $1.5 million, $2.1 million and $1.6 million for the years ended December 31, 2017, 2016 and 2015, respectively. Lower postretirement benefit income in 2017 compared to the prior year period was primarily attributable to lower amortization of prior service credits due to prior service credits being fully amortized in the second quarter of 2017. These prior service credits were established as a result of the plan amendment in July 2014 related to our post-65 retiree health plan. See Note 10 to our consolidated financial statements included in this Annual Report on Form 10-K for further detail. Higher postretirement benefit income in 2016 compared to 2015 was primarily due to better actual plan experience as well as a change in assumptions at January 1, 2016 (e.g. higher discount rate).
We expect postretirement benefit income will be approximately $0.4 million in 2018. The decrease in postretirement benefit income in 2018, as compared to 2017, is primarily due to lower amortization of the prior service credits as the remaining prior service credits were fully amortized in the second quarter of 2017.
We had expense associated with our 401(k) Plan of $11.6 million, $11.0 million and $10.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. Higher expense in each of 2017 and 2016 as compared to the respective prior year was primarily due to higher company matching contributions associated with higher compensation. We consider net pension cost and postretirement benefit income to be part of our compensation costs, and, therefore, they are included in operating expenses and in selling and administrative expenses, based upon the classifications of the underlying compensation costs.
As a result of the adoption of ASU No. 2017-07, “Compensation - Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” effective January 1, 2018 we will include only the service cost component of the net pension and postretirement benefit cost in our compensation cost and report the other components of the net pension and postretirement benefit cost in Non-Operating Income (Expense) - Net. We will also reclassify all prior periods results accordingly. See further detail in Note 2 to the consolidated financial statements of this Annual Report on Form 10-K. The total service cost component for our pension and postretirement benefit plans is expected to be approximately $5 million in 2018, compared to $3.4 million and $3.7 million in 2017 and 2016, respectively.
See the discussion of “Critical Accounting Policies and Estimates - Pension and Postretirement Benefit Obligations,” above, and Note 10 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K.
Stock-Based Compensation
For the years ended December 31, 2017, 2016 and 2015, we recognized total stock-based compensation expense (e.g., restricted stock, stock options, etc.) of $20.5 million, $21.2 million and $14.7 million, respectively.
For the years ended December 31, 2017, 2016 and 2015, we recognized expense associated with our restricted stock unit programs of $19.0 million, $19.9 million and $13.3 million, respectively. The decrease for the year ended December 31, 2017, as compared to the year ended December 31, 2016 was primarily due to higher forfeitures in 2017 as well as lower anticipated payouts on certain restricted stock units, partially offset by our increased use of performance-based restricted stock units. The increase for the year ended December 31, 2016, as compared to the year ended December 31, 2015 was primarily due to our increased use of performance-based restricted stock units, awards related to the 2015 acquisition of DBCC and NetProspex as well as higher forfeitures during 2015.
For the years ended December 31, 2017, 2016 and 2015, we recognized expense associated with our Employee Stock Purchase Plan (“ESPP”) of $1.5 million, $1.2 million and $0.9 million, respectively. The increase for the year ended December 31, 2017 as compared to the year ended December 31, 2016 was primarily due to higher levels of participation in 2017. The increase for the year ended December 31, 2016 as compared to the year ended December 31, 2015 was primarily due to the implementation in November 2015 of our new ESPP program, which includes a look-back provision.

For the year ended December 31, 2017 we had no expense associated with our stock option program. For the years ended December 31, 2016 and 2015, we recognized expense associated with our stock option programs of $0.1 million and $0.5 million, respectively. The decrease in expense in 2017 and 2016 as compared to the respective prior year period was primarily due to changes in our executive compensation program beginning in 2013 where the annual grants of stock options were replaced by grants of longer-term performance-based restricted stock units.
We consider these costs to be part of our compensation costs and, therefore, they are included in operating expenses and in selling and administrative expenses, based upon the classifications of the underlying compensation costs.
Depreciation and Amortization
Depreciation and amortization increased $11.1 million, or 16%, for the year ended December 31, 2017 as compared to the year ended December 31, 2016. The increase in depreciation and amortization was primarily due to the acquisition of Avention during the first quarter of 2017, partially offset by the effect of the completion of the depreciable lives of certain assets.
Depreciation and amortization increased $9.9 million, or 17%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015. This increase was primarily due to our acquisition of DBCC during the second quarter of 2015 and an increase in our technology investments, partially offset by the effect of the completion of the depreciable lives of certain assets.
Restructuring Charge
We recorded restructuring charges of $32.1 million, $22.1 million, and $32.3 million for the years ended December 31, 2017, 2016 and 2015, respectively. See Note 3 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further detail.
Interest Income (Expense) – Net
The following table presents our “Interest Income (Expense) – Net”:

	For the Years Ended December 31,
	2017	2016	2015
	(Amounts in millions)
Interest Income	$1.6	$1.8	$1.6
Interest Expense	(59.7)	(53.1)	(51.0)
Interest Income (Expense) - Net	$(58.1)	$(51.3)	$(49.4)
Interest income decreased $0.2 million, or 12% for the year ended December 31, 2017 as compared to the year ended December 31, 2016. The decrease in interest income was primarily attributable to lower average interest rates on invested cash. Interest income increased $0.2 million, or 15%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015. The increase in interest income was primarily attributable to higher average amounts of invested cash.
Interest expense increased $6.6 million, or 12%, for the year ended December 31, 2017 as compared to the year ended December 31, 2016 and increased $2.1 million, or 4%, for the year ended December 31, 2016 as compared to the year ended December 31, 2015. These increases in interest expense were primarily attributable to higher average interest rates on our outstanding debt balances.

Other Income (Expense) – Net
The following table presents our “Other Income (Expense) – Net”:

	For the Years Ended December 31,
	2017	2016	2015
	(Amounts in millions)
Loss on Sale of Businesses (a)	$(0.7)	$(95.1)	$—
Effect of Legacy Tax Matters (b)	—	(1.7)	(6.9)
Miscellaneous Other Income (Expense) - Net (c)	(1.4)	(7.5)	(0.7)
Other Income (Expense) - Net	$(2.1)	$(104.3)	$(7.6)

(a)
During the year ended December 31, 2016, we recorded a loss due to the divestitures of our operations in Benelux and Latin America. During the year ended December 31, 2017, we recorded an additional pre-tax loss of $0.7 million for the divestiture of our operations in Benelux related to a working capital adjustment. See Note 17 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further detail.

(b)
During the years ended December 31, 2016 and 2015, we recognized the reduction of a contractual receipt under a tax allocation agreement between Moody's Corporation and Dun & Bradstreet as a result of the expiration of a statute of limitations for the 2012 and 2011 tax years, respectively.

(c)
Higher Miscellaneous Other Expense during the year ended December 31, 2016 as compared to the years ended December 31, 2017 and 2015 was primarily due to an impairment charge that was recorded in the fourth quarter of 2016 related to a change in our assessment of the recoverability of a non-operating asset as a result of a decline in the projected cash flows.

Provision for Income Taxes

Effective Tax Rate for the Year Ended December 31, 2015	26.5%
Impact of Legacy Tax Matters (1)	3.0
Impact of Release of Uncertain Tax Positions	0.6
Impact of Income Earned in Jurisdictions with Low Tax Rates	0.6
Impact of Nondeductible Charges (2)	5.6
Impact of Tax Credits and Deductions (3)	(4.3)
Impact of Prior Year Earnings Repatriation	1.1
Impact of Change in State Tax	0.2
Impact of Sale of Benelux and Latin America (4)	15.1
Other	0.6
Effective Tax Rate for the Year Ended December 31, 2016	49.0%
Impact of Legacy Tax Matters (5)	1.6
Impact of Release of Uncertain Tax Positions	0.7
Impact of Income Earned in Jurisdictions with Low Tax Rates	(0.2)
Impact of Nondeductible Charges and Non-Taxable Income (6)	(4.0)
Impact of Tax Credits and Deductions	(2.1)
Impact of One-Time Tax on Earnings Repatriation (7)	17.2
Impact of Net Deferred Tax Asset Write-Down Due to Federal Tax Rate Change (8)	7.8
Impact of Change in State Tax	(0.1)
Impact of Prior Year Sale of Benelux and Latin America (9)	(15.1)
Other	0.9
Effective Tax Rate for the Year Ended December 31, 2017	55.7%
(1) The impact was due to the release of uncertain tax positions in 2016 as a result of the expiration of the statute of limitations for the 2012 tax year. The impact is unfavorable as a result of a lower release of uncertain tax positions in 2016 as compared to 2015.
(2) The impact was primarily due to the legal reserve for the China matter recorded in the second quarter of 2016 which is not deductible.
(3) The impact was primarily due to incremental foreign tax credits available to reduce our U.S. tax liability.
(4) The impact was due to the non-deductible loss associated with the release of cumulative foreign currency translation as part of the divestitures of our operations in Benelux and Latin America in 2016.
(5) The impact was primarily due to the release of uncertain tax positions in 2016 as a result of the expiration of the statute of limitations for the 2012 tax year, with no comparable release in 2017.
(6) The impact was primarily due to a higher non-taxable income related to the reduction to the legal reserve for the China matter.
(7) The impact was related to the one-time tax liability imposed by the 2017 Act on the accumulated undistributed earnings from non-U.S. subsidiaries.
(8) The impact was related to the reduction in the statutory U.S. federal corporate income tax rate from 35% to 21% as a result of the 2017 Act.
(9) The impact was due to the non-deductible loss associated with the release of cumulative foreign currency translation as part of the divestitures of our operations in Benelux and Latin America in 2016 which did not reoccur in 2017.
Discontinued Operations
In June 2015, we divested our operations in ANZ for $169.8 million, which was part of our Non-Americas segment. Accordingly, the historical financial results of our operations in ANZ are classified as discontinued operations for all periods presented as set forth in this Annual Report. As of December 31, 2015, we received proceeds of $159.7 million, inclusive of a working capital adjustment of $0.7 million with no additional proceeds in 2016. For the year ended December 31, 2015, we recorded a total loss of $37.5 million. For the year ended December 31, 2016, we recorded a total loss on disposal of business of $4.1 million, reflecting the increase of escrow reserve. In addition, during the first quarter of 2017 we recorded a loss on the disposal of business of $0.8 million, resulting from a settlement payment associated with a warranty claim. See Note 17 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further detail.
Earnings per Share (“EPS”)
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
The following table sets forth our EPS:

	For the Years Ended December 31,
	2017	2016	2015
Basic Earnings (Loss) Per Share of Common Stock:
Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$3.84	$2.78	$5.66
Income (Loss) from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	(0.02)	(0.11)	(0.98)
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders	$3.82	$2.67	$4.68
Diluted Earnings (Loss) Per Share of Common Stock:
Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$3.81	$2.76	$5.61
Income (Loss) from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	(0.02)	(0.11)	(0.97)
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders	$3.79	$2.65	$4.64
For the year ended December 31, 2017, both basic and diluted EPS attributable to Dun & Bradstreet common shareholders increased 43% compared with the year ended December 31, 2016. The increases for basic and diluted EPS were primarily due to an increase of 45% in Net Income Attributable to Dun & Bradstreet common shareholders which was largely driven by the loss in the third quarter of 2016 on divestitures of our operations in Benelux and Latin America primarily resulting from the release of a cumulative foreign currency translation loss, as well as accrued expenses for legal matters recorded in the second quarter of 2016 and a decrease of accrued expenses for legal matters in the second quarter of 2017 related to the SEC and DOJ investigation of our China operations. The increases were partially offset by a provisional tax charge recorded in the fourth quarter of 2017 in connection with the 2017 Act.
For the year ended December 31, 2016, both basic and diluted EPS attributable to Dun & Bradstreet common shareholders decreased 43%, compared with the year ended December 31, 2015. The decreases for both basic and diluted EPS were primarily due to a decrease of 42% in Net Income Attributable to Dun & Bradstreet common shareholders which was primarily due to the loss on the divestiture of our operations in Benelux and Latin America primarily resulting from the recognition of a cumulative foreign currency translation loss, as well as the accrual for legal matters recorded in the second quarter of 2016.
See Note 17 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further detail on the divestiture of our operations in Benelux and Latin America. See Note 13 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further detail on the accrual for legal matters. See Note 5 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further detail on the provisional tax charge.

Segment Results
We manage and report our business through the following two segments:

•	Americas, which consists of our operations in the United States (“U.S.”), Canada, and our Latin America Worldwide Network (we divested our Latin America operations in September 2016); and

•
Non-Americas, which consists of our operations in the United Kingdom (“U.K.”), Greater China, India and our European and Asia Pacific Worldwide Networks (we divested our operations in Benelux in November 2016 and in ANZ in June 2015).

Americas
Americas is our largest segment representing 83%, 83%, and 81% of our total revenue for the years ended December 31, 2017, 2016 and 2015, respectively.
During the year ended December 31, 2016, we divested our operations in Latin America. See Note 17 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further detail.
The following table presents our Americas revenue by customer solution set and Americas operating income:

	For the Years Ended December 31,
	2017	2016	2015
	(Amounts in millions)
Revenue:
Risk Management Solutions	$775.9	$775.4	$733.4
Sales & Marketing Solutions	672.3	640.7	595.7
Americas Total Revenue	$1,448.2	$1,416.1	$1,329.1
Operating Income	$419.1	$429.5	$369.3
Year Ended December 31, 2017 vs. Year Ended December 31, 2016
Americas Overview
Americas total revenue increased $32.1 million, or 2% (both after and before the effect of foreign exchange), for the year ended December 31, 2017 as compared to the year ended December 31, 2016. We acquired a 100% equity interest in Avention during the first quarter of 2017. The impact of the deferred revenue fair value adjustment was a reduction to revenue of $8.0 million for the year ended December 31, 2017. See Note 18 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further details.
Americas total revenue was impacted by the divestiture of our Latin America operations during the fourth quarter of 2016. Prior to the divestiture, Latin America contributed $8.7 million of revenue during the year ended December 31, 2016.
Americas Customer Solution Sets
On a customer solution set basis, the $32.1 million increase in total revenue for the year ended December 31, 2017, as compared to the year ended December 31, 2016, reflects:
Risk Management Solutions
An increase in Risk Management Solutions of $0.5 million, or less than 1% (both after and before the effect of foreign exchange), attributable to:
Trade Credit, which accounted for 65% of total Americas Risk Management Solutions, decreased 3% (both after and before the effect of foreign exchange) primarily attributable to:

•	Decreased revenue associated with our Other Trade Credit products which was impacted by shifts into our other solutions; and

•	Decreased revenue associated with our D&B Credit Suite which was primarily a result of lower sales in prior quarters;

partially offset by:

•	Increased revenue from our Analytics product offerings.

Other Enterprise Risk Management, which accounted for 35% of total Americas Risk Management Solutions, increased 6% (both after and before the effect of foreign exchange), primarily due to:

•	Increased revenue from our Compliance and Supply products and our risk data offerings; and

•	Increased revenue from our D&B Direct offering.
Sales & Marketing Solutions
An increase in Sales & Marketing Solutions of $31.6 million, or 5% (both after and before the effect of foreign exchange) primarily due to:
Sales Acceleration Solutions, which accounted for 43% of total Americas Sales & Marketing Solutions, increased 10% (both after and before the effect of foreign exchange). The increase was primarily due to:

•	Increased revenue associated with the acquisition of Avention in the first quarter of 2017, net of the impact of the deferred revenue fair value adjustment; and

•	Increased revenue from our S&MS Analytics product offerings;

partially offset by:

•	Decreased revenue in legacy Hoover's due to declining sales performance in the prior year; and

•	Decreased revenue in our other Sales Acceleration products (e.g., MDR).
Advanced Marketing Solutions, which accounted for 57% of total Americas Sales & Marketing Solutions, increased 2% (both after and before the effect of foreign exchange). The increase was primarily due to:

•	Increased revenue from our master data products (e.g., D&B Direct); and

•	Increased revenue through our Audience Solutions offerings.
Americas Operating Income
Americas operating income for the year ended December 31, 2017 was $419.1 million, compared to $429.5 million for the year ended December 31, 2016, a decrease of $10.4 million, or 2%. The decrease in operating income was primarily attributable to:

•	Increased costs as a result of the acquisition of Avention during the first quarter of 2017; and

•	Increased compensation and data costs as a result of investments in our strategy;
partially offset by:

•	Increased revenue primarily associated with the acquisition of Avention during the first quarter of 2017; and

•	Decreased technology costs as a result of our cost reduction efforts.
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
Americas Customer Solution Sets
On a customer solution set basis, the $87.0 million increase in total revenue for the year ended December 31, 2016, as compared to the year ended December 31, 2015, reflects:
Risk Management Solutions
An increase in Risk Management Solutions of $42.0 million, or 6% (both after and before the effect of foreign exchange) primarily attributable to:
Trade Credit, which accounted for 67% of total Americas Risk Management Solutions, decreased 2% (both after and before the effect of foreign exchange) primarily attributable to:

•	Decreased revenue associated with our other Trade Credit products;

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
Sales & Marketing Solutions
An increase in Sales & Marketing Solutions of $45.0 million, or 8% (both after and before the effect of foreign exchange) primarily due to:
Sales Acceleration Solutions, which accounted for 41% of total Americas Sales & Marketing Solutions, increased 3% (both after and before the effect of foreign exchange). The increase was primarily due to:

•	Increased revenue associated with our acquisition of DBCC, which was completed during the second quarter of 2015, net of the impact of the deferred revenue fair value adjustment; and

•	Growth in our alliance product with Salesforce.com;
partially offset by:

•	Decreased revenue in Hoover's, primarily due to declining sales performance in prior periods. The product had not been a focus of investment; and

•	Decreased revenue in MDR due to lower customer spend.

Advanced Marketing Solutions, which accounted for 59% of total Americas Sales & Marketing Solutions, increased 11% (both after and before the effect of foreign exchange). The increase was primarily due to:

•	Growth in our Integration Manager and Optimizer products, driven primarily by increased spend by our larger strategic customers;

•	Increased revenue through our third-party alliances and our D&B Direct offering; and

•	Increased revenue from Audience Solutions, which was our new product offering in the digital marketing space.
Americas Operating Income

Americas operating income for the year ended December 31, 2016 was $429.5 million, compared to $369.3 million for the year ended December 31, 2015, an increase of $60.2 million or 16%. The increase in operating income was primarily attributable to:

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
Non-Americas
Non-Americas represented 17%, 17% and 19% of our total revenue for the years ended December 31, 2017, 2016 and 2015, respectively.
The following table presents our Non-Americas revenue by customer solution set and Non-Americas operating income.

	For the Years Ended December 31,
	2017	2016	2015
	(Amounts in millions)
Revenue:
Risk Management Solutions	$233.9	$236.4	$244.9
Sales & Marketing Solutions	60.4	51.2	63.1
Non-Americas Total Revenue	$294.3	$287.6	$308.0
Operating Income	$84.0	$59.4	$83.1
Year Ended December 31, 2017 vs. Year Ended December 31, 2016
Non-Americas Overview
Non-Americas total revenue increased $6.7 million, or 2% (3% increase before the effect of foreign exchange), for the year ended December 31, 2017 as compared to the year ended December 31, 2016. We acquired a 100% equity interest in Avention during the first quarter of 2017. See Note 18 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further details on the Avention acquisition.
Non-Americas total revenue was impacted by the divestiture of our Benelux operations during the fourth quarter of 2016. Prior to the divestiture, Benelux contributed $48.2 million of revenue during the year ended December 31, 2016. See Note 17 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further details.
Non-Americas Customer Solution Sets
On a customer solution set basis, the $6.7 million increase in Non-Americas revenue for the year ended December 31, 2017, as compared to the year ended December 31, 2016, reflects:

Risk Management Solutions
A decrease in Risk Management Solutions of $2.5 million, or 1% (both after and before the effect of foreign exchange) primarily attributable to:
Trade Credit, which accounted for 73% of total Non-Americas Risk Management Solutions, increased 1% (2% increase before the effect of foreign exchange) primarily due to:

•	Increased revenue from our Worldwide Network Partnerships resulting from the impact of the conversion of our Benelux operations to our Worldwide Network Partnerships;
partially offset by:

•	The negative impact of foreign exchange; and

•	Decreased use of various risk products primarily in our U.K. market.
Other Enterprise Risk Management, which accounted for 27% of total Non-Americas Risk Management Solutions, decreased 5% (9% decrease before the effect of foreign exchange) primarily due to:

•	Decreased revenue from our Worldwide Network Partnerships, including the impact of the conversion of our Benelux operations to our Worldwide Network Partnerships;
partially offset by:

•	Increased revenue primarily in our China market from new and existing customers.

Sales & Marketing Solutions
An increase in Sales & Marketing Solutions of $9.2 million, or 18% (20% increase before the effect of foreign exchange) primarily attributable to:
Sales Acceleration Solutions, which accounted for 46% of total Non-Americas Sales & Marketing Solutions, increased 39% (38% increase before the effect of foreign exchange) primarily due to:

•	The acquisition of Avention during the first quarter of 2017;
partially offset by:

•	Decreased project revenue in our marketing business in China; and

•	The divestiture of our Benelux operations during the fourth quarter of 2016.
Advanced Marketing Solutions, which accounted for 54% of total Non-Americas Sales & Marketing Solutions, increased 5% (8% increase before the effect of foreign exchange) primarily due to:

•	An increase in purchases by our Worldwide Network partners primarily for fulfillment services and product usage; and

•	Increased product revenue primarily in our China and U.K. markets from new and existing customers;
partially offset by:

•	The divestiture of our Benelux operations during the fourth quarter of 2016.

Non-Americas Operating Income

Non-Americas operating income for the year ended December 31, 2017 was $84.0 million, compared to operating income of $59.4 million for the year ended December 31, 2016, an increase of $24.6 million. The increase was primarily due to:

•	The impact of the conversion of our Benelux operations to a Partnership model;

•	The impact of the acquisition of Avention during the first quarter of 2017; and

•	Growth in our Asia markets;

partially offset by:

•	Increased data, compensation and technology expenses;

•	The negative impact of foreign exchange.
Year Ended December 31, 2016 vs. Year Ended December 31, 2015
Non-Americas Overview
Non-Americas total revenue decreased $20.4 million, or 7% (1% decrease before the effect of foreign exchange), for the year ended December 31, 2016 as compared to the year ended December 31, 2015. During the year ended December 31, 2015, we divested our business in ANZ. See Note 17 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further details.
Non-Americas total revenue was impacted by the divestiture of our Benelux operations during the fourth quarter of 2016. Prior to the divestiture, Benelux contributed $48.2 million and $58.7 million of revenue during the years ended December 31, 2016 and 2015, respectively.
Non-Americas Customer Solution Sets
On a customer solution set basis, the $20.4 million decrease in Non-Americas total revenue for the year ended December 31, 2016, as compared to the year ended December 31, 2015, reflects:
Risk Management Solutions
A decrease in Risk Management Solutions of $8.5 million, or 3% (2% increase before the effect of foreign exchange) primarily attributable to:
Trade Credit, which accounted for 72% of total Non-Americas Risk Management Solutions, decreased 7% (1% decrease before the effect of foreign exchange) primarily due to:

•	The negative impact of foreign exchange;

•	Decreased transactional usage and decreased project revenue of various risk products in most markets; and

•	The divestiture of our Benelux operations during the fourth quarter of 2016;
partially offset by:

•	An increase in purchases by our Worldwide Network partners primarily for technology and fulfillment services.
Other Enterprise Risk Management, which accounted for 28% of total Non-Americas Risk Management Solutions, increased 6% (11% increase before the effect of foreign exchange) primarily due to:

•	Increased usage of various risk products across most markets, by new and existing customers; and

•	An increase in purchases by our Worldwide Network partners primarily for technology and fulfillment services.
partially offset by:

•	The negative impact of foreign exchange; and

•	The divestiture of our Benelux operations during the fourth quarter of 2016.
Sales & Marketing Solutions
A decrease in Sales & Marketing Solutions of $11.9 million, or 19% (13% decrease before the effect of foreign exchange) primarily attributable to:
Sales Acceleration Solutions, which accounted for 39% of total Non-Americas Sales & Marketing Solutions, decreased 8% (2% decrease before the effect of foreign exchange) primarily attributed to decreased project revenue in certain markets and the negative impact of foreign exchange.
Advanced Marketing Solutions, which accounted for 61% of total Non-Americas Sales & Marketing Solutions, decreased 25% (18% decrease before the effect of foreign exchange) primarily due to:

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
We do not use derivative financial instruments for trading or speculative purposes. If a hedging instrument ceases to qualify as a hedge in accordance with hedge accounting guidelines, any subsequent gains and losses are recognized in the appropriate period income. Collateral is generally not required for these types of instruments.
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
Interest Rate Risk Management
Our objective in managing our exposure to interest rates is to limit the impact of interest rate changes on our earnings, cash flows and financial position, and to lower our overall borrowing costs. To achieve these objectives, we maintain a policy that floating-rate debt be managed within a minimum and maximum range of our total debt exposure. To manage our exposure and limit volatility, we may use fixed-rate debt, floating-rate debt and/or interest rate swaps. We recognize all derivative instruments as either assets or liabilities at fair value in the consolidated balance sheets. As of December 31, 2017, we did not have any interest rate derivatives outstanding.
A 100 basis point increase/decrease in the weighted average interest rate on our outstanding debt subject to rate variability would result in an incremental increase/decrease in annual interest expense of approximately $11 million for the year ended December 31, 2017.

Foreign Exchange Risk Management
We have numerous offices in various countries outside of the U.S. and conduct operations in several countries through minority equity investments and strategic relationships with local providers. Our operations outside of the U.S. generated approximately 19% of our total revenue for each of the years ended December 31, 2017 and 2016. Approximately 32% and 28% of our assets for the years ended December 31, 2017 and 2016, respectively, were located outside of the U.S.
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
As in prior years, we have hedged substantially all balance sheet positions denominated in a currency other than the functional currency applicable to each of our various subsidiaries with short-term, foreign exchange forward contracts. In addition, we may use foreign exchange forward contracts to hedge certain net investment positions. The underlying transactions and the corresponding foreign exchange forward are marked to market at the end of each quarter and the fair value impacts are reflected within the consolidated financial statements.
At December 31, 2017 and 2016, we did not have any foreign exchange option contracts outstanding. At December 31, 2017 and 2016, the notional amounts of our foreign exchange forward contracts were $239.2 million and $280.1 million, respectively.
Realized gains and losses associated with these contracts were $22.1 million and $15.5 million, respectively, at December 31, 2017; $44.0 million and $55.6 million, respectively, at December 31, 2016; and $31.0 million and $46.9 million, respectively, at December 31, 2015. Unrealized gains and losses associated with these contracts were $1.5 million and $2.1 million, respectively, at December 31, 2017; $1.5 million and $1.4 million, respectively, at December 31, 2016; and $0.5 million and $0.3 million, respectively, at December 31, 2015.
If exchange rates to which we are exposed under our outstanding foreign exchange forward contracts were to increase, on average, 10% from year-end 2017 levels, the unrealized losses on our foreign exchange forward contracts would be approximately $17 million, excluding the expected gains on the underlying hedged items. If exchange rates, on average, were to decrease 10% from year-end 2017 levels, the unrealized gains on our foreign exchange forward contracts would be approximately $17 million, excluding the expected losses on the underlying hedged items. However, the estimated potential gains and losses on these contracts would substantially be offset by changes in the dollar equivalent value of the underlying hedged items.
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
We believe that cash provided by operating activities, supplemented as needed with available financing arrangements, is sufficient to meet our short-term needs (12 months or less), including restructuring charges, our capital investments, contractual obligations, tax liabilities related to our undistributed foreign earnings associated with the 2017 Act and contingencies (see Note 13 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K), excluding the legal matters identified in such note for which exposures cannot be estimated or are not probable. We have the ability to access the short-term borrowings market to supplement the seasonality in the timing of receipts in order to fund our working capital needs. Such borrowings would be supported by our $1 billion revolving credit facility, when needed. Our future capital requirements will depend on many factors that are difficult to predict, including the size, timing and structure of any future acquisitions, future capital investments and future results of operations.
Our $1 billion revolving credit facility, which matures July 2019, requires the maintenance of interest coverage and total debt to Earnings Before Interest, Income Taxes, Depreciation and Amortization (“EBITDA”) ratios which are defined in the credit agreement. On May 14, 2015, we amended the facility to modify the total debt to EBITDA ratio from 4.0:1.0 to 4.5:1.0 for any fiscal quarter that ended before December 31, 2016. For fiscal quarters ending on or after December 31, 2016, the total debt to EBITDA ratio reverted to 4.0:1.0. We were in compliance with the $1 billion revolving credit facility financial and non-financial covenants at December 31, 2017 and at December 31, 2016. At December 31, 2017 and December 31, 2016, we had $731.1 million and $199.8 million, respectively, in borrowings outstanding under our $1 billion revolving credit facility.
The enactment of the 2017 Act on December 22, 2017 has resulted in a significant impact on our financial statements (see Note 5 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further detail). One of the key provisions in the 2017 Act is to impose a one-time mandatory U.S. tax on the accumulated undistributed foreign earnings as of December 31, 2017, and as a result we will be able to repatriate our accumulated undistributed earnings from our non-U.S. subsidiaries through December 31, 2017. The 2017 Act also allows us to remit our future earnings to the U.S. without incurring additional U.S. taxes. We have recorded a total tax liability of $55.4 million in the consolidated financial statements as of December 31, 2017, of which $5.0 million is related to the foreign withholding tax included in “Accrued Income Tax” and $50.4 million is related to the estimated one-time mandatory U.S. tax included in “Other Non-Current Liabilities.” The one-time U.S. tax liability will be paid over eight years starting April 15, 2019. As of December 31, 2017, $435.0 million of our $442.4 million cash and cash equivalents on the consolidated balance sheet was held by our foreign operations. We currently intend to repatriate approximately $265 million, subject to changes in foreign currency exchange rates, from our overseas operations during 2018.
In December 2015, we remitted to the United States $163.0 million of cash that had been held by our foreign operations, comprising dividends of $123.0 million and borrowings from foreign subsidiaries of $40.0 million. An additional $2.5 million and $4.5 million was distributed in 2016 and 2017, respectively. This remittance was effected to partially offset the funding requirement associated with the acquisitions of DBCC and NetProspex in 2015, which had totaled $444.2 million. Given the timing, these acquisitions were funded initially through a combination of borrowings under the Company’s $1 billion revolving credit facility and cash on hand, and subsequently with more permanent financing in the form of senior notes with a face value of $300 million that mature on June 15, 2020. See Note 5 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for a discussion of the tax impacts related to the remittance.

On March 27, 2017, Standard & Poor’s Ratings Services downgraded our corporate credit rating to BB+ from BBB-. As a result, and in accordance with the provisions of their indentures, the interest rates on each of our senior notes were adjusted above their initial stated coupons by 25 basis points commencing with the interest period during which the downgrade occurred. As a result of the coupon adjustment, the incremental interest cost for the year ended December 31, 2017 was $2.7 million, which included a component that was retroactive to the commencement of the respective senior note interest periods in December 2016. The incremental interest cost per quarter for the senior notes outstanding at December 31, 2017 is $0.4 million, until either the maturity of any one of the senior notes or a change in our corporate credit rating that triggers an adjustment in our interest rate coupons, whichever is earlier. On May 22, 2017, Fitch Ratings downgraded our corporate credit rating to BBB- from BBB. The interest rates on each of our senior notes were not impacted as a result of the downgrade. Any further downgrade in our corporate credit rating by either rating agency would result in additional increases in the interest rates of our senior notes. In addition, further downgrades may increase our overall cost of borrowing and/or may negatively impact our ability to raise additional debt capital. See Note 6 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K.
Cash Provided by Operating Activities from Continuing Operations

Net cash provided by operating activities was $286.5 million, $322.7 million and $336.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Year ended December 31, 2017 vs. Year Ended December 31, 2016
Net cash provided by operating activities decreased by $36.2 million for the year ended December 31, 2017 compared to the year ended December 31, 2016. This decrease was primarily driven by:

•	Increased tax and interest payments in 2017 as compared to the prior year;

•	A payment to resolve a legal matter (Jeffrey A. Thomas vs DBCC) during the second quarter of 2017; and

•	A payment for a service-based award during the first quarter of 2017 related to the DBCC acquisition in 2015;
partially offset by:

•	Lower restructuring payments in 2017 compared to the prior year.
Year ended December 31, 2016 vs. Year Ended December 31, 2015
Net cash provided by operating activities decreased by $14.1 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. This decrease was primarily driven by:

•	Increased restructuring payments in 2016 as compared to the prior year; and

•	Increased interest payments in 2016 as compared to the prior year;
partially offset by:

•	The net decrease in other working capital during the period.
Cash Used in Investing Activities from Continuing Operations
Net cash used in investing activities was $206.6 million, $58.1 million and $371.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Year ended December 31, 2017 vs. Year Ended December 31, 2016
Net cash used in investing activities increased by $148.5 million for the year ended December 31, 2017 compared to the year ended December 31, 2016. This increase was primarily driven by:

•	The acquisition of Avention during the first quarter of 2017. See Note 18 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K; and

•
Net proceeds of $13.0 million in the prior year period from the sale of our Benelux operations as compared to net proceeds of $1.0 million from the sale of our Latin America business during the current year period. See Note 17 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K.

partially offset by:

•
Cash settlements of our foreign currency contracts for our hedged transactions resulted in cash inflows of $6.5 million for the year ended December 31, 2017, as compared to cash outflows of $11.4 million for the year ended December 31, 2016.

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

partially offset by:

•
Net proceeds of $13.0 million from the sale of our Benelux operations during the year ended December 31, 2016 as compared to net proceeds of $159.8 million from the sale of our ANZ businesses during the prior year period. See Note 17 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K.

Cash (Used in) Provided by Financing Activities from Continuing Operations
Net cash (used in) provided by financing activities was $(18.8) million, $(224.9) million and $110.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. As set forth below, these changes primarily relate to debt and our stock-based awards. Additionally, we paid dividends of $74.2 million, $70.5 million and $66.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Contractual Obligations
Debt
In June 2015, we issued senior notes with a face value of $300 million that mature on June 15, 2020, bearing interest at a fixed annual rate of 4.00%, payable semi-annually. The proceeds were used in June 2015 to repay borrowings outstanding under our $1 billion revolving credit facility, a portion of which had earlier been drawn in connection with the acquisition of DBCC. In addition, in connection with the issuance, we incurred underwriting and other fees of $2.9 million. We did not issue senior notes during the years ended December 31, 2017 and 2016. On December 1, 2017, we repaid our 3.25% senior notes with a face value of $450 million at maturity utilizing our $1 billion revolving credit facility.

Revolving Credit Facility
We had $731.1 million, $199.8 million and $382.2 million of borrowings outstanding under the $1 billion revolving credit facility at December 31, 2017, 2016 and 2015, respectively. We borrowed under this facility from time to time during the years ended December 31, 2017, 2016 and 2015 to supplement the timing of receipts in order to fund our working capital needs. We also borrowed under this facility during the first quarter of 2017 to fund a portion of the consideration for our purchase of Avention and during the fourth quarter of 2017 to repay the 3.25% senior notes at maturity. During the year ended December 31, 2015, we also accessed the facility to fund our purchase of NetProspex and a portion of the consideration for our purchase of DBCC.
Term Loan Facility
On May 14, 2015, we entered into a delayed draw unsecured term loan facility which provided for borrowings in the form of up to two drawdowns in an aggregate principal amount of up to $400 million at any time up to and including November 15, 2015 (the “term loan facility”). The term loan facility matures five years from the date of the initial drawdown. Proceeds under the term loan facility were designated to be used for general corporate purposes including the refinancing of the 2.875% senior notes that matured in November 2015 and the repayment of borrowings outstanding under the $1 billion revolving credit facility. As of December 31, 2017, borrowings under the term loan facility bear interest at a rate of LIBOR plus a spread of 150.0 basis points. Our initial draw down under the term loan facility in the amount of $400 million was made in November 2015, establishing a facility maturity of November 2020. We also committed to repay the borrowings in prescribed installments over the five year period. We made scheduled repayments of $22.5 million, $20.0 million and $5.0 million during the years ended December 31, 2017, 2016 and 2015, respectively.
The following table summarizes borrowings outstanding under the term loan facility:

	At December 31,
	2017	2016	2015
Short-Term Debt	$32.5	$22.5	$20.0
Long-Term Debt	320.0	352.5	375.0
Total Term Loan Outstanding	$352.5	$375.0	$395.0
The weighted average interest rates were 2.91%, 2.03% and 1.73% for the years ended December 31, 2017, 2016 and 2015, respectively.
The term loan facility requires the maintenance of interest coverage and total debt to EBITDA ratios, which are defined in the term loan facility credit agreement and which are generally identical to those contained in the $1 billion revolving credit facility. We were in compliance with the term loan facility financial and non-financial covenants at December 31, 2017, 2016 and 2015.
Stock-based Programs

Net (payments) proceeds from stock-based awards during the years ended December 31, 2017, 2016 and 2015 were $(0.2) million, $44.0 million and $8.4 million, respectively. The net payments for the year ended December 31, 2017 were primarily driven by a decrease in the volume of stock options exercised as compared to the prior year period. The increase in net proceeds for the year ended December 31, 2016, as compared to the year ended December 31, 2015 was primarily driven by higher stock option exercise activity in 2016 as compared to 2015.

Future Liquidity—Sources and Uses of Funds
Contractual Cash Obligations

Contractual Obligations(a)	Total	2018	2019	2020	2021	2022	Thereafter	All Other
	(Amounts in millions)
Current and Long-Term Debt(1)	$1,843.2	$89.8	$823.5	$602.1	$13.9	$313.9	$—	$—
Operating Leases(2)	$186.3	$35.2	$31.8	$29.1	$25.7	$21.6	$42.9	$—
Commitments to Outsourcers and Other Purchase Obligations(2)	$473.7	$148.6	$92.0	$56.8	$43.6	$29.4	$103.3	$—
Pension and Other Postretirement Benefits Payments/Contributions(3)	$526.6	$20.8	$33.6	$23.8	$21.3	$21.2	$405.9	$—
Unrecognized Tax Benefits(4)	$6.5	$—	$—	$—	$—	$—	$—	$6.5
Tax Liabilities Related to the 2017 Act(5)	$55.4	$5.0	$4.0	$4.0	$4.0	$4.0	$34.4	$—
(a) Because their future cash flows are uncertain, other noncurrent liabilities are excluded from the table.
(1) Amounts include interest. See Note 6 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further detail.
(2) See Note 12 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further detail.

(3)
Represents projected contributions to our U.S. Qualified and Non-U.S. defined benefit plans as well as projected benefit payments related to our unfunded plans, including the U.S. Non-Qualified Plans and our postretirement benefit plans. The projected contributions are estimated based on the same assumptions used to measure our benefit obligation at the end of 2017 and include benefits attributable to estimated future employee service. A closed group approach is used in calculating the projected benefit payments, assuming only the participants who are currently in the valuation population are included in the projection and the projected benefits continue for up to approximately 99 years. These estimates will change as a result of changes in the economy, as well as other mandated assumption changes that could occur in future years.

(4) We have a total amount of unrecognized tax benefits of $7.7 million for the year ending December 31, 2017. Although we do not anticipate payments within the next twelve months for these matters, these could require the aggregate use of cash totaling approximately $6.5 million. As we cannot make reliable estimates regarding the timing of the cash flows by period, we have included unrecognized tax benefits within the “All Other” column in the table above.

(5)
Related to the one-time mandatory tax and foreign withholding tax on the cumulative undistributed earnings from our non-U.S. subsidiaries as a result of the enactment of the 2017 Act. See Note 6 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further detail.

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
Share Repurchases
There is currently no definitive timeline under which the $100 million share repurchase program will be completed. As of December 31, 2017, we had not yet commenced share repurchases under this program.
Dividends
In February 2018, the Board of Directors approved the declaration of a dividend of $0.5225 per share of common stock for the first quarter of 2018. This cash dividend will be payable on March 9, 2018 to shareholders of record at the close of business on February 22, 2018.
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
Pension Plan and Postretirement Benefit Plan Contribution Requirements
For financial statement reporting purposes, the net funded status of our pension plans is determined in accordance with GAAP. At December 31, 2017 and 2016, the net funded status for our global pension plans were as follows:

	At December 31,
	2017	2016
U.S. Qualified Plan	$(193.0)	$(246.2)
U.S. Non-Qualified Plans	(281.8)	(277.9)
Non-U.S. Plans	11.2	(13.8)
Total Net Funded Status, Over (Under) Funded	$(463.6)	$(537.9)
The improvement in the net funded status for our global plans at December 31, 2017 was primarily due to better plan asset performance during 2017, partially offset by higher actuarial losses mainly as a result of lower discount rates applied to our global plans at December 31, 2017. See Note 10 to our consolidated financial statements included in Item 8. of this Annual Report on Form 10-K.
During fiscal year 2017, we were not required to, and we did not make contributions to the U.S. Qualified Plan, which is our largest pension plan. Under funding regulations associated with the Pension Protection Act of 2006 (“PPA 2006”), as amended by the Moving Ahead for Progress in the 21st Century Act (“MAP-21”), the Highway and Transportation Funding Act (“HATFA”) and the Bipartisan Budget Act of 2015 (“BBA 2015”), the plan was considered “fully funded” for the 2016 plan year. Based on the preliminary calculation of the minimum funding requirements as defined in the Pension Protection Act of 2006, as amended by the MAP-21, HATFA and BBA 2015, we do not expect to make any required contributions to the U.S. Qualified Plan in 2018 for the 2017 plan year. Final funding requirements for the 2017 plan year will be determined based on our January 2018 funding actuarial valuation. We expect to continue to make cash contributions to our other pension plans during 2018. The expected 2018 contributions to these other plans are approximately $19 million, compared to $30.2 million in 2017. In addition, we expect to make benefit payments related to our postretirement benefit plan of approximately $2 million during 2018, compared to $1.2 million in 2017. See the Contractual Cash Obligations table above for projected contributions and benefit payments beyond 2018.
Off-Balance Sheet Arrangements
We do not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements except for those disclosed in Note 7 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K.

Fair Value Measurements
Our non-financial assets and liabilities include long-lived assets held and used, goodwill and intangible assets. These assets are recognized at fair value when they are deemed to be impaired. We incurred $1.9 million of impairment charges during the year ended December 31, 2017. See Note 1 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further details.
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

In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are identifying the following important factors that, individually or in the aggregate, could cause actual results to differ materially from those contained in any forward-looking statements made by us; any such statement is qualified by reference to the following cautionary factors: (i) reliance on third parties to support critical components of our business model; (ii) our ability to protect our information technology infrastructure against cyber-attack and unauthorized access; (iii) risks associated with potential violations of the Foreign Corrupt Practices Act and similar laws; (iv) customer demand for our products; (v) the successful implementation of our business strategy and any strategic initiatives we determine to undertake, resulting from the strategic and operational review of our business that we announced in February 2018; (vi) risks associated with recent changes in our executive management team and Board of Directors; (vii) the integrity and security of our global database and data centers; (viii) our ability to maintain the integrity of our brand and reputation; (ix) our ability to renew large contracts and the related revenue recognition and timing thereof; (x) the impact of macro-economic challenges on our customers and vendors; (xi) future laws or regulations with respect to the collection, compilation, storage, use, cross-border transfer, publication and/or sale of information and adverse publicity or litigation concerning the commercial use of such information; (xii) our ability to acquire and successfully integrate other businesses, products and technologies; (xiii) adherence by third-party members of our Dun & Bradstreet Worldwide Network, or other third parties who license and sell under the Dun & Bradstreet name, to our quality standards and to the renewal of their agreements with Dun & Bradstreet; (xiv) the effects of foreign and evolving economies, exchange rate fluctuations, legislative or regulatory requirements and the implementation or modification of fees or taxes to collect, compile, store, use, transfer cross-border, publish and/or sell data; and (xv) the other factors described under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Legal Proceedings” and elsewhere in this Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q and the Company’s other reports or documents filed or furnished with the Securities and Exchange Commission.

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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its evaluation, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of December 31, 2017.
The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of The Dun & Bradstreet Corporation and its subsidiaries as of December 31, 2017 and December 31, 2016, and the related consolidated statements of operations and comprehensive income, of shareholders’ equity (deficit), and of cash flows for each of the three years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and December 31, 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle
As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it classifies certain tax effects within shareholders’ equity in 2017.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ PricewaterhouseCoopers LLP
New York, New York
February 22, 2018

We have served as the Company’s auditor since 1953.

THE DUN & BRADSTREET CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Years Ended
	December 31,
	2017	2016	2015
	(Amounts in millions, except per share data)
Revenue	$1,742.5	$1,703.7	$1,637.1
Operating Expenses	574.7	542.6	544.7
Selling and Administrative Expenses	673.1	711.2	664.4
Depreciation and Amortization	79.7	68.6	58.7
Restructuring Charge	32.1	22.1	32.3
Operating Costs	1,359.6	1,344.5	1,300.1
Operating Income	382.9	359.2	337.0
Interest Income	1.6	1.8	1.6
Interest Expense	(59.7)	(53.1)	(51.0)
Other Income (Expense) – Net	(2.1)	(104.3)	(7.6)
Non-Operating Income (Expense) – Net	(60.2)	(155.6)	(57.0)
Income Before Provision for Income Taxes and Equity in Net Income of Affiliates	322.7	203.6	280.0
Less: Provision for Income Taxes	179.7	99.9	74.2
Equity in Net Income of Affiliates	2.8	2.8	2.7
Net Income (Loss) from Continuing Operations	145.8	106.5	208.5
Less: Net (Income) Loss Attributable to the Noncontrolling Interest	(4.1)	(5.0)	(4.3)
Net Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet	141.7	101.5	204.2
Income from Discontinued Operations, Net of Income Taxes (1)	—	—	2.1
Loss on Disposal of Business, Net of Income Taxes	(0.8)	(4.1)	(37.5)
Income (Loss) from Discontinued Operations, Net of Income Taxes	(0.8)	(4.1)	(35.4)
Net Income (Loss) Attributable to Dun & Bradstreet	$140.9	$97.4	$168.8
Basic Earnings (Loss) Per Share of Common Stock:
Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$3.84	$2.78	$5.66
Income (Loss) from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	(0.02)	(0.11)	(0.98)
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders	$3.82	$2.67	$4.68
Diluted Earnings (Loss) Per Share of Common Stock:
Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$3.81	$2.76	$5.61
Income (Loss) from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	(0.02)	(0.11)	(0.97)
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders	$3.79	$2.65	$4.64
Weighted Average Number of Shares Outstanding-Basic	36.9	36.5	36.1
Weighted Average Number of Shares Outstanding-Diluted	37.2	36.8	36.4
Cash Dividend Paid Per Common Share	$2.01	$1.93	$1.85
Other Comprehensive Income, Net of Income Taxes:
Net Income (Loss) from Continuing Operations	$145.8	$106.5	$208.5
Income (Loss) from Discontinued Operations, Net of Income Taxes	(0.8)	(4.1)	(35.4)
Net Income (Loss)	145.0	102.4	173.1
Foreign Currency Translation Adjustments, no Tax Impact	48.9	24.9	(59.0)
Defined Benefit Pension Plans:
Prior Service Credits, Net of Tax Benefit (Expense) (2)	(0.4)	(0.9)	(0.9)
Net Actuarial Gain (Loss), Net of Tax Benefit (Expense) (3)	35.6	(8.7)	15.8
Total Other Comprehensive Income (Loss)	84.1	15.3	(44.1)
Comprehensive Income (Loss), Net of Income Taxes	229.1	117.7	129.0
Less: Comprehensive (Income) Loss Attributable to the Noncontrolling Interest	(5.0)	(4.4)	(3.6)
Comprehensive Income (Loss) Attributable to Dun & Bradstreet	$224.1	$113.3	$125.4

(1)	Tax Benefit (Expense) of $2.2 million during the year ended December 31, 2015.

(2)	Tax Benefit (Expense) of $0.2 million, $0.4 million and $0.5 million during the years ended December 31, 2017, 2016 and 2015, respectively.

(3)	Tax Benefit (Expense) of $(15.3) million, $4.3 million and $(9.6) million during the years ended December 31, 2017, 2016 and 2015, respectively.

The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION CONSOLIDATED BALANCE SHEETS

	December 31,
	2017	2016
	(Amounts in millions, except per share data)
ASSETS
Current Assets
Cash and Cash Equivalents	$442.4	$352.6
Accounts Receivable, Net of Allowance of $24.2 at December 31, 2017 and $23.6 at December 31, 2016	596.8	543.6
Other Receivables	12.6	11.3
Prepaid Taxes	4.9	3.3
Other Prepaids	35.4	32.1
Other Current Assets	1.6	1.5
Total Current Assets	1,093.7	944.4
Non-Current Assets
Property, Plant and Equipment, Net of Accumulated Depreciation of $59.1 at December 31, 2017 and $50.6 at December 31, 2016	38.9	39.4
Computer Software, Net of Accumulated Amortization of $341.5 at December 31, 2017 and $321.2 at December 31, 2016	132.1	108.1
Goodwill	779.6	651.9
Deferred Income Tax	57.1	110.9
Other Receivables	1.8	1.9
Other Intangibles (Note 15)	316.9	296.1
Other Non-Current Assets	60.8	56.5
Total Non-Current Assets	1,387.2	1,264.8
Total Assets	$2,480.9	$2,209.2
LIABILITIES
Current Liabilities
Accounts Payable	$37.4	$46.7
Accrued Payroll	114.5	113.6
Accrued Income Tax	50.0	44.5
Short-Term Debt	32.5	22.5
Other Accrued and Current Liabilities (Note 15)	133.6	154.6
Deferred Revenue	684.4	628.1
Total Current Liabilities	1,052.4	1,010.0
Pension and Postretirement Benefits	487.6	541.8
Long-Term Debt	1,645.6	1,594.5
Liabilities for Unrecognized Tax Benefits	5.8	4.9
Other Non-Current Liabilities (Note 15)	100.7	45.8
Total Liabilities	3,292.1	3,197.0
Contingencies (Note 13)
EQUITY
DUN & BRADSTREET SHAREHOLDERS’ EQUITY (DEFICIT)
Series A Junior Participating Preferred Stock, $0.01 par value per share, authorized - 0.5 shares; outstanding - none	—	—
Preferred Stock, $0.01 par value per share, authorized - 9.5 shares; outstanding - none (Note 8)	—	—
Series Common Stock, $0.01 par value per share, authorized - 10.0 shares; outstanding - none	—	—
Common Stock, $0.01 par value per share, authorized - 200.0 shares; issued - 81.9 shares	0.8	0.8
Capital Surplus	332.0	317.6
Retained Earnings	3,176.3	2,959.6
Treasury Stock, at cost, 45.0 shares at December 31, 2017 and 45.1 shares at December 31, 2016	(3,319.5)	(3,330.4)
Accumulated Other Comprehensive Income (Loss)	(1,016.9)	(949.6)
Total Dun & Bradstreet Shareholders’ Equity (Deficit)	(827.3)	(1,002.0)
Noncontrolling Interest	16.1	14.2
Total Equity (Deficit)	(811.2)	(987.8)
Total Liabilities and Shareholders’ Equity (Deficit)	$2,480.9	$2,209.2

The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2017	2016	2015
	(Amounts in millions)
Cash Flows from Operating Activities:
Net Income	$145.0	$102.4	$173.1
Less:
Loss on Disposal of Business, Net of Income Taxes	(0.8)	(4.1)	(37.5)
Income from Discontinued Operations	—	—	2.1
Net Income from Continuing Operations, Net of Income Taxes	$145.8	$106.5	$208.5
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	79.7	68.6	58.7
Amortization of Unrecognized Pension Loss	37.9	35.8	39.8
Loss from Sales of Businesses	0.7	95.1	—
Impairment of Assets	1.9	11.6	6.7
Income Tax Benefit from Stock-Based Awards	6.9	14.2	7.0
Excess Tax Benefit on Stock-Based Awards	—	(7.2)	(3.0)
Equity Based Compensation	20.5	21.2	14.7
Restructuring Charge	32.1	22.1	32.3
Restructuring Payments	(25.7)	(32.7)	(20.9)
Changes in Deferred Income Taxes, Net	31.9	5.7	12.7
Changes in Accrued Income Taxes, Net	49.8	9.4	(16.7)
Changes in Current Assets and Liabilities, Net of Acquisitions:
(Increase) Decrease in Accounts Receivable	(34.2)	(45.8)	(24.5)
(Increase) Decrease in Other Current Assets	(1.5)	7.1	4.7
Increase (Decrease) in Deferred Revenue	28.2	8.0	41.4
Increase (Decrease) in Accounts Payable	(11.7)	18.6	1.8
Increase (Decrease) in Accrued Liabilities	(30.0)	53.7	1.4
Increase (Decrease) in Other Accrued and Current Liabilities	(1.1)	—	(0.6)
Changes in Non-Current Assets and Liabilities, Net of Acquisitions:
(Increase) Decrease in Other Long-Term Assets	13.8	(3.9)	14.3
Net Increase (Decrease) in Long-Term Liabilities	(60.5)	(67.0)	(39.6)
Net, Other Non-Cash Adjustments	2.0	1.7	(1.9)
Net Cash Provided by Operating Activities from Continuing Operations	286.5	322.7	336.8
Net Cash Provided by Operating Activities from Discontinued Operations	—	—	6.4
Net Cash Provided by Operating Activities	286.5	322.7	343.2
Cash Flows from Investing Activities:
Payments for Contingent Liabilities for Businesses Divested	(2.8)	—	—
Proceeds from Sales of Businesses and Property, Net of Cash Divested and Transaction Costs	1.0	13.0	159.8
Payments for Acquisitions of Businesses, Net of Cash Acquired	(150.0)	—	(444.2)
Proceeds from Maturity and (Payment) for Debt Security Investment	0.5	0.5	(6.3)
Cash Settlements of Foreign Currency Contracts	6.5	(11.4)	(15.6)
Capital Expenditures	(8.4)	(14.4)	(12.8)
Additions to Computer Software and Other Intangibles	(53.7)	(45.8)	(52.0)
Net, Other	0.3	—	—
Net Cash Used in Investing Activities from Continuing Operations	(206.6)	(58.1)	(371.1)
Net Cash Used in Investing Activities from Discontinued Operations	—	—	(5.4)
Net Cash Used in Investing Activities	(206.6)	(58.1)	(376.5)
Cash Flows from Financing Activities:
Net (Payments) Proceeds from Stock-Based Awards	(0.2)	44.0	8.4
Payments of Dividends	(74.2)	(70.5)	(66.7)
Payment of Bond Issuance Costs	—	—	(4.7)
Payment of Debt	(450.0)	—	(300.0)
Proceeds from Issuance of Long-Term Debt	—	—	298.8
Proceeds from Borrowings on Credit Facilities	1,329.1	439.8	1,509.2
Proceeds from Borrowings on Term Loan Facilities	—	—	400.0
Payments of Borrowings on Credit Facilities	(797.8)	(622.2)	(1,731.5)
Payments of Borrowings on Term Loan Facilities	(22.5)	(20.0)	(5.0)
Excess Tax Benefit on Stock-Based Awards	—	7.2	3.0
Capital Lease and Other Long-Term Financing Obligation Payment	(0.1)	(0.2)	(0.2)
Net, Other	(3.1)	(3.0)	(0.6)
Net Cash (Used in) Provided by Financing Activities from Continuing Operations	(18.8)	(224.9)	110.7
Effect of Exchange Rate Changes on Cash and Cash Equivalents	28.7	(52.8)	(31.1)
Increase (Decrease) in Cash and Cash Equivalents	89.8	(13.1)	46.3
Cash and Cash Equivalents, Beginning of Period	352.6	365.7	319.4
Cash and Cash Equivalents, End of Period	$442.4	$352.6	$365.7
Supplemental Disclosure of Cash Flow Information:
Cash Paid for:
Income Taxes, Net of Refunds	$91.1	$70.5	$71.2
Interest	$58.5	$51.8	$49.9

The accompanying notes are an integral part of the consolidated financial statements.

THE DUN & BRADSTREET CORPORATION CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

			For the Years Ended December 31, 2017, 2016 and 2015
			(Amounts in millions, except per share data)
	Common Stock ($0.01 Par Value)	Capital Surplus	Retained Earnings	Treasury Stock	Cumulative Translation Adjustment	Defined Benefit Postretirement Plans	Total Dun & Bradstreet Shareholders’ Equity (Deficit)	Noncontrolling Interest	Total Equity (Deficit)
Balance, January 1, 2015	$0.8	$279.3	$2,831.1	$(3,392.4)	$(233.4)	$(688.7)	$(1,203.3)	$8.7	$(1,194.6)
Net Income	—	—	168.8	—	—	—	168.8	4.3	173.1
Payment to Noncontrolling Interest	—	—	—	—	—	—	—	(0.8)	(0.8)
Equity-Based Plans	—	12.9	—	15.3	—	—	28.2	—	28.2
Pension Adjustments, net of tax expense of $9.1	—	—	—	—	—	14.9	14.9	—	14.9
Dividend Declared	—	—	(67.1)	—	—	—	(67.1)	—	(67.1)
Change in Cumulative Translation Adjustment	—	—	—	—	(58.3)	—	(58.3)	(0.7)	(59.0)
Balance, December 31, 2015	$0.8	$292.2	$2,932.8	$(3,377.1)	$(291.7)	$(673.8)	$(1,116.8)	$11.5	$(1,105.3)
Net Income	—	—	97.4	—	—	—	97.4	5.0	102.4
Payment to Noncontrolling Interest	—	—	—	—	—	—	—	(1.7)	(1.7)
Equity-Based Plans	—	25.4	—	46.7	—	—	72.1	—	72.1
Pension Adjustments, net of tax benefit of $4.7	—	—	—	—	—	(9.6)	(9.6)	—	(9.6)
Dividend Declared	—	—	(70.6)	—	—	—	(70.6)	—	(70.6)
Change in Cumulative Translation Adjustment	—	—	—	—	25.5	—	25.5	(0.6)	24.9
Balance, December 31, 2016	$0.8	$317.6	$2,959.6	$(3,330.4)	$(266.2)	$(683.4)	$(1,002.0)	$14.2	$(987.8)
Net Income	—	—	140.9	—	—	—	140.9	4.1	145.0
Payment to Noncontrolling Interest	—	—	—	—	—	—	—	(3.1)	(3.1)
Equity-Based Plans	—	14.4	—	10.9	—	—	25.3	—	25.3
Pension Adjustments, net of tax expense of $15.1	—	—	—	—	—	35.2	35.2	—	35.2
Other Pension Related Adjustment	—	—	150.5	—	—	(150.5)	—	—	—
Dividend Declared	—	—	(74.7)	—	—	—	(74.7)	—	(74.7)
Change in Cumulative Translation Adjustment	—	—	—	—	48.0	—	48.0	0.9	48.9
Balance, December 31, 2017	$0.8	$332.0	$3,176.3	$(3,319.5)	$(218.2)	$(798.7)	$(827.3)	$16.1	$(811.2)

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
Dun & Bradstreet® is the world’s leading source of commercial data, analytics and insight on businesses. Our global commercial database as of December 31, 2017 contained more than 285 million business records. We transform commercial data into valuable insight which is the foundation of our global solutions that customers rely on to make critical business decisions.
Dun & Bradstreet provides solution sets that meet a diverse set of customer needs globally. Customers use Risk Management Solutions™ to mitigate credit, compliance and supplier risk, increase cash flow and drive increased profitability. Our Sales & Marketing Solutions™ help customers better use data to grow sales, digitally engage with customers and prospects, improve marketing effectiveness and also for data management capabilities that provide effective and cost efficient marketing solutions to increase revenue from new and existing customers.
Basis of Presentation. The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period reported. As discussed throughout this Note 1, we base our estimates on historical experience, current conditions and various other factors that we believe to be reasonable under the circumstances. Significant items subject to such estimates and assumptions include: valuation allowances for receivables and deferred income tax assets; tax liabilities related to our undistributed foreign earnings associated with the 2017 Act; liabilities for potential tax exposure and potential litigation claims and settlements; assets and obligations related to employee benefits; allocation of the purchase price in acquisition accounting; impairment assessment for goodwill and other intangible assets; long-term asset recoverability and estimated useful life; stock-based compensation; revenue deferrals; and restructuring charges. We review estimates and assumptions periodically and reflect the revisions in the consolidated financial statements in the period in which we determine any revisions to be necessary. Actual results could differ materially from those estimates under different assumptions or conditions.
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

•
Non-Americas, which consists of our operations in the United Kingdom (“U.K.”), Greater China, India and our European and Asia Pacific Worldwide Network (we divested our operations in both the Netherlands and Belgium (“Benelux”) in November 2016 and in Australia and New Zealand (“ANZ”) in June 2015). See Note 17 to the consolidated financial statements included in this Annual Report on Form 10-K for further detail.

Effective January 1, 2017, we began managing and reporting our Sales & Marketing Solutions as:

•
Sales Acceleration - solutions designed to align sales and marketing teams around the same refined and inter-connected information (data that is current, tied to buying signals, and delivered with context) to shorten sales cycles, increase win rates, and accelerate revenue growth more quickly. Our customers want to target more intelligently to enhance sales productivity; that is to know who they are selling to, what their customers might be

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

buying, how things are changing at their customers’ companies, where their customers have purchased before, and how to most efficiently engage with them. We provide these solutions through applications such as D&B Hoovers Suite, as well as direct access to our contact data; and

•
Advanced Marketing Solutions consists of our Master Data solutions, which enable our customers to integrate and organize data to create a single view of customers and prospects, enrich data, continuously manage data quality and link company identity and hierarchy. It also consists of Audience Solutions products, which use data and analytics to fuel enhanced programmatic targeting and web visitor intelligence.

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
In June 2015, we divested our businesses in ANZ for $169.8 million, which was part of our Non-Americas segment. Accordingly, we have reclassified the historical financial results of our businesses in ANZ as discontinued operations for all periods presented as set forth in this Annual Report on Form 10-K. See Note 17 to the consolidated financial statements included in this Annual Report on Form 10-K for further detail.
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
We also provide certain technology services as part of our Worldwide Network arrangements.  Historically, technology services were not classified as revenue as we viewed them as ancillary in nature.  As we have shifted certain of our Non-Americas businesses into the Worldwide Network partnership model and as a result of the divestitures of our operations in Benelux and Latin America, such technology services now represent activities that constitute part of our ongoing and central operations.  Accordingly, starting in the third quarter of 2016 we began to classify the technology services as revenue.
Multiple Element Arrangements
We have certain solution offerings that are sold as multiple element arrangements. The deliverables may include access to our business information database, information data files, periodic data refreshes, software and services. We evaluate each deliverable in an arrangement to determine whether it represents a separate unit of accounting. Most product and service deliverables qualify as separate units of accounting and can be sold stand-alone or in various combinations across our markets. A deliverable constitutes a separate unit of accounting when it has stand-alone value and there are no customer-negotiated refunds or return rights for the delivered items. If the arrangement includes a customer-negotiated refund or return right relative to the delivered items, and the delivery and performance of the undelivered item is considered probable and substantially in our control, the delivered item constitutes a separate unit of accounting.
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
We determine VSOE of a deliverable by monitoring the price at which we sell the deliverable on a stand-alone basis to third parties or from the stated renewal rate for the elements contained in the initial arrangement. In certain instances, we are not able to establish VSOE for all deliverables in an arrangement with multiple elements. This may be due to us infrequently selling each element separately, not pricing products or services within a reasonable range, or only having a limited sales history. Where we are unable to establish VSOE, we may use the price at which we or a third party sell a similar product to similarly situated customers on a stand-alone basis. Generally, our offerings contain a level of differentiation such that comparable pricing of solutions with similar functionality or delivery cannot be obtained. Furthermore, we are rarely able to reliably determine what competitors’ selling prices for similar products are on a stand-alone basis. Therefore, we typically are not able to determine TPE of selling price.
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
Deferred revenue consists of amounts billed in excess of revenue recognized on sales of our information solutions and generally relates to deferral of subscription revenue and also includes the amount of deferred revenue related to updates to data files. Deferred revenue is included in current liabilities in the balance sheet and is subsequently recognized as revenue within a year of the balance sheet date in accordance with our revenue recognition policies.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Property, Plant and Equipment. Property, plant and equipment are stated at cost less accumulated depreciation, except for property, plant and equipment that have been impaired for which the carrying amount is reduced to the estimated fair value at the impairment date. Property, plant and equipment are generally depreciated on a straight-line basis over their estimated useful lives. Buildings are depreciated over a period of 40 years. Equipment, including furniture, is depreciated over a period of three to ten years. Leasehold improvements are amortized on a straight-line basis over the shorter of the term of the lease or the estimated useful life of the improvement. Property, plant and equipment depreciation and amortization expense for the years ended December 31, 2017, 2016 and 2015 was $12.2 million, $9.3 million and $7.8 million, respectively.
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
Capitalized costs of software for sale are amortized on a straight-line basis over the estimated economic life of the software which is three years. We continually evaluate recoverability of the unamortized costs, which are reported at the lower of unamortized cost or net realizable value.
The computer software amortization expense for the years ended December 31, 2017, 2016 and 2015 was $34.6 million, $30.8 million and $28.5 million, respectively. As of December 31, 2017 and 2016, we acquired $1.6 million and $1.4 million of computer software, respectively, which was included in accounts payable and accrued liabilities on the accompanying consolidated balance sheet as of December 31, 2017 and 2016, and was therefore excluded from the consolidated statement of cash flows for the years ended December 31, 2017 and 2016.
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
For the goodwill impairment test at December 31, 2017 we have early adopted ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Accounting for Goodwill Impairment. In accordance with this newly adopted guidance we compare the estimated fair value of each reporting unit to its carrying value (“Step 1 Test”). If the fair value of a reporting unit is less than its carrying value, an impairment loss is recorded for the difference between the fair value of the reporting unit and its carrying value. An impairment charge, if any, is recorded as an operating expense in the period that the impairment is identified. Previously, we performed a two-step goodwill impairment test. Under the two-step approach, in the event that a potential impairment was identified as the result of the Step 1 Test, we performed an additional step to determine the magnitude of the impairment, which was the implied fair value of the reporting unit’s goodwill compared to its carrying value. The implied

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

fair value of goodwill was the difference between the fair value of the reporting unit and the fair value of its identifiable net assets. An impairment charge, if any, was recognized for the excess of the carrying value of goodwill over the implied fair value of goodwill.
We determine the fair value of our reporting units based on the market approach and also in certain instances using the income approach to further validate our results. Under the market approach, we estimate the fair value based on market multiples of current year Earnings Before Interest, Taxes, Depreciation and Amortization (“EBITDA”) for each individual reporting unit. We use judgment in identifying the relevant comparable company market multiples (e.g., recent divestitures/acquisitions, facts and circumstances surrounding the market, dominance, growth rate, etc.). For the income approach, we use the discounted cash flow method (“DCF”) to estimate the fair value of a reporting unit. The projected cash flows are based on management’s most recent view of the long-term outlook for the reporting unit. Factors specific to each reporting unit could include revenue growth, profit margins, terminal value, capital expenditures projections, assumed tax rates, discount rates and other assumptions deemed reasonable by management.
Indefinite-lived intangibles, other than goodwill, are also assessed annually for impairment at December 31, or, under certain circumstances which indicate there may be an impairment. An impairment loss is recognized if the carrying value exceeds the fair value. The estimated fair value is determined by utilizing the expected present value of the future cash flows of the assets. We perform both qualitative and quantitative impairment tests to compare the fair value of the indefinite-lived intangible asset with its carrying value. For the recently acquired indefinite-lived intangible assets from acquisitions, we perform a qualitative impairment test based on macroeconomic and market conditions, industry considerations, overall performance and other relevant factors. For other indefinite-lived intangible assets, we may also perform a quantitative impairment test primarily using an income approach based on projected cash flows.
No impairment charges were recognized related to goodwill and indefinite-lived intangible assets for the fiscal years ended December 31, 2017, 2016 and 2015.
Other intangibles, which primarily include customer lists and relationships, trademarks and technology related assets resulting from acquisitions, are being amortized over one to 12 years based on their estimated useful life using the straight-line method. Other intangibles are tested for recoverability along with other long-lived assets, excluding goodwill and indefinite-lived intangibles, whenever events or circumstances indicate the carrying value may not be recoverable. See “Impairment of Long-Lived Assets” below.
Other intangibles amortization expense for the years ended December 31, 2017, 2016 and 2015 were $32.9 million, $28.5 million and $22.4 million, respectively.
Expected future amortization of acquired intangible assets as of December 31, 2017 is as follows:

Total	2018	2019	2020	2021	2022	Thereafter
$158.3	$32.9	$29.3	$28.5	$24.9	$17.8	$24.9
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
During the year ended December 31, 2017, we recorded an impairment charge of $1.2 million in Corporate and Other and $0.7 million in the Americas segment related to certain software assets for our back-office systems as a result of our decision to use alternative technology. We determined that the fair value of the assets was zero based on Level III inputs as there was no alternative use. Of the $1.9 million charge, $1.2 million was included in “Selling and Administrative Expenses” and $0.7 million was included in “Operating Expenses” in the consolidated statement of operations.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

During the fourth quarter of 2016, we recorded an impairment charge of $9.2 million in our Americas segment, of which $2.5 million was related to technology and software assets associated with certain terminated projects and $6.7 million was related to a change in our assessment of the recoverability of a non-operating asset as a result of a decline in the projected cash flows. We determined the fair value of these assets to be zero based on Level III inputs. In addition there was no alternative use for the technology and software assets. Of the $9.2 million charge, $1.8 million was included in “Operating Costs,” $0.7 million was included in “Selling and Administrative Expenses” and $6.7 million was included in “Other Income (Expense) - Net.”
During the fourth quarter of 2016, we recorded an impairment charge of $2.4 million in our Non-Americas segment related to certain intangible assets in our Greater China operations, comprised of customer relationships, database and trademark. The charge was in connection with our management review to realign strategic priorities in the region.  As a result, our management decided to sunset certain product offerings. We determined the fair value of the intangibles associated with these sunset products and services to be zero based on Level III inputs. The charge was included in “Selling and Administrative Expenses.”
During the fourth quarter of 2015, we recorded an impairment charge of $6.7 million in our Americas segment related to technology and software assets associated with certain in-process projects for the back-office supporting system and data management infrastructure as a result of management review during our annual strategic planning process. We decided to write off these assets primarily due to available alternative technology and increased expected cost of development. We determined that the fair value of these assets was zero as there was no alternative use. Of the $6.7 million impairment charge, $2.2 million was included in “Operating Costs” and $4.5 million was included in “Selling and Administrative Expenses.”
During the years ended December 31, 2017, 2016 and 2015, we recorded losses of $0.8 million, $4.1 million and $37.5 million, respectively, related to the divestiture of our businesses in ANZ based on Level III and Level II fair value inputs, respectively (see “Fair Value of Financial Instruments” below for discussion on level inputs). We have reclassified the historical financial results of the ANZ businesses as discontinued operations. The loss was reflected in the results of the discontinued operations. See Note 17 to our consolidated financial statements included in this Annual Report on Form 10-K for further detail.
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
In connection with the enactment of the Tax Cuts and Jobs Act (“2017 Act”), we have estimated the associated tax effects in accordance with ASC 740, “Income Taxes” and Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin (“SAB”) No. 118 (“SAB No. 118”). During the fourth quarter of 2017, we recorded a provisional tax charge of $80.7 million in our consolidated financial statements. We will continue to gather and analyze information related to certain aspects of the tax effects resulting from the 2017 Act, such as the undistributed earnings from our non-U.S. subsidiaries for the year ended December 31, 2017, which is treated as deemed dividends under the 2017 Act. We will record adjustments, if any, to the initial estimate within the one-year measurement period in accordance with SAB No. 118. See Note 5 to the consolidated financial statements included in this Annual Report on Form 10-K for further detail. In addition, we have adopted ASU No. 2018-02 at December 31, 2017. See Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Accordingly, we have elected to reclassify $150.5 million related to the income tax effect of the 2017 Act on our U.S. pension and retirement plans from Accumulated Other Comprehensive Income (“AOCI”) to retained earnings.
Foreign Currency Translation. For all operations outside the U.S. where we have designated the local currency as the functional currency, assets and liabilities are translated using the end-of-year exchange rates, and revenues and expenses are translated using monthly average exchange rates. For those countries where we designate the local currency as the functional currency, translation adjustments are accumulated in a separate component of shareholders’ equity. Foreign currency transaction gains and losses are recognized in earnings in the consolidated statement of operations and comprehensive income. We recorded foreign currency transaction losses of $4.6 million and $1.2 million for the years ended December 31, 2017 and 2016, respectively. We recorded a foreign currency transaction gain of $1.1 million for the year ended December 31, 2015.
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
For stock option awards and employee purchase rights under the Employee Stock Purchase Plan (“ESPP”), the fair value is estimated on the date of grant using the Black-Scholes option valuation model. The Black-Scholes option valuation model requires that we make assumptions about the stock price volatility, dividend yield, expected term of the stock option and risk-free interest rates. Our expected stock price volatility assumption is derived from the historical volatility of our common stock. The expected dividend yield assumption is determined by dividing the anticipated annual dividend payment by the stock price

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

on the date of grant. For stock option awards, we determine our expected term assumption using a midpoint scenario that combines our historical exercise data with hypothetical exercise data for our unexercised stock options. For the ESPP, the expected term assumption is equal to the six month offering period. Our risk-free interest rate assumption corresponds to the expected term assumption and is based on the U.S. Treasury yield curve in effect at the time of grant.
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
Note 2. Recent Accounting Pronouncements
We consider the applicability and impact of all ASUs and applicable authoritative guidance. The ASUs not listed below were assessed and determined to be either not applicable or are expected to have an immaterial impact on our consolidated financial position and/or results of operations.
Recently Adopted Accounting Pronouncements
In February 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-02, “Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income.” The standard provides entities with an option to reclassify stranded income tax effects within AOCI to retained earnings in each period in which the effect of the change in the U.S. federal corporate income tax rate in the 2017 Act is recorded. The ASU requires entities to disclose a description of the accounting policy for releasing income tax effects of AOCI, whether they elect to reclassify the stranded income tax effects from the 2017 Act and information about the other income tax effects that are reclassified. The standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. Entities should apply the authoritative guidance in the period of adoption or retrospectively to each period in which the effect of the change in the U.S. federal corporate income tax rate in the 2017 Act is recognized. We adopted this guidance as of December 31, 2017. See Note 5 to the consolidated financial statements included in this Annual Report on Form 10-K for a further discussion on the financial impact associated with the 2017 Act.
In December 2017, the SEC issued SAB No. 118 to assist registrants in the understanding of how to apply the provisions of ASC 740 when they are not able to complete the accounting for certain provisions of the 2017 Act. SAB No. 118 provides guidance for registrants when the measurement of certain income tax effects is complete, when the measurement of certain income tax effects can be reasonably estimated and when measurement of certain income tax effects cannot be reasonably estimated. SAB No. 118 also provides required disclosures when the accounting under ASC 740 is not complete. See Note 5 to

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

the consolidated financial statements included in this Annual Report on Form 10-K for a further discussion on the financial impact associated with the 2017 Act.
In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” The standard simplifies the accounting for goodwill impairments by eliminating step 2 from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. An entity will still have the option to perform a qualitative assessment to determine if a quantitative impairment assessment is necessary for the reporting unit. If the reporting unit passes the qualitative assessment, there is no impairment and no further analysis is required. An entity applies the same one-step impairment test to all reporting units, including those with zero or negative carrying amounts; however, the entity is required to disclose the amount of goodwill allocated to reporting units with zero or negative carrying amounts along with the reportable segment that includes the reporting unit. An entity must consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit. The standard is effective for annual and any interim impairment tests for periods beginning after December 15, 2019. Early adoption is allowed for all entities as of January 1, 2017, for annual and any interim impairment tests occurring after January 1, 2017. We have adopted this guidance as of December 31, 2017. The adoption of this authoritative guidance did not have a material impact on our consolidated financial statements.
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
In March 2016, the FASB issued ASU No. 2016-09 “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” This guidance simplifies several aspects of accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The guidance was effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2016. Early adoption was permitted. We adopted this guidance on a prospective basis when it became effective. We did not change our forfeiture accounting policy. The adoption of this authoritative guidance did not have a material impact on our consolidated financial statements.
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
In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The standard changes the impairment model for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model that generally will result in the earlier recognition of allowances for losses. For available-for-sale debt securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. Entities will have to disclose significantly more information, including information they use to track credit quality by year of origination for most financing receivables. The standard is effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2019. The guidance requires entities to apply the amendments through a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective (that is, a modified-retrospective approach). For certain assets (such as debt securities for which an other-than-temporary impairment

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

has been recognized before the effective date), a prospective transition approach is required. We do not expect the adoption of this authoritative guidance will have a material impact on our consolidated financial statements.
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
We will adopt the new revenue guidance on January 1, 2018 and will apply the modified retrospective transition method. Under this adoption method, we will record a cumulative adjustment to retained earnings at January 1, 2018 and apply the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

provisions of the ASU prospectively. We believe this ASU will have an impact on, which is not limited to, how we identify performance obligations for certain data products, accounting for non-cancelable multi-year contracts, determining our receivables, net contract asset or liability for each contract, capitalization and amortization of sales commissions and additional disclosures (e.g., unsatisfied performance obligations in non-cancelable multi-year contracts). This ASU will also require new comprehensive disclosures about contracts with customers including the significant reasonable judgments we have made when applying the ASU.
The table below reflects the range of anticipated impacts to January 1, 2018 retained earnings for each significant type of adjustment required under the new revenue standard based on our assessment and best estimates to date:

Adjustment	Range of expected benefit to (reduction of) Retained Earnings January 1, 2018
Net change to revenue (1)	$(155) million - $(195) million
Increase in Capitalized Sales Commissions (2)	$65 million - $75 million
Net Increase in Deferred Tax on the Above	$20 million - $30 million
Total Estimated Adjustment, Net of Tax	$(70) million - $(90) million

(1)	Relates primarily to the following:

a.
A difference in the way we defined the deliverables in certain data products under the previous revenue guidance as compared to our view of our performance obligations under the new revenue guidance. We consider each data set to be a distinct and separate performance obligation satisfied when delivered and have allocated the transaction price accordingly.

b.
The aggregate effect of contract modifications that occurred before January 1, 2018. We will elect to adopt the practical expedient to reflect the aggregate effect of all modifications that occurred before January 1, 2018 when identifying satisfied and unsatisfied performance obligations, determining transaction price and allocating transaction price to satisfied and unsatisfied performance obligations for the modified contracts at January 1, 2018.

(2)
This adjustment is related to the deferral of a portion of sales commissions paid to sales people. The amount deferred is expected to be amortized over its estimated period of benefit, which we estimate to be between 2 and 7 years.

Note that the above range of expected impacts from adopting the new revenue standard pertain solely to the adjustment to retained earnings as of January 1, 2018 on our consolidated balance sheet, and are not indicative of the impact the new ASU is expected to have on our consolidated statement of operations post-adoption.
Generally, however, we do not anticipate that applying the provisions of the new standard will have a material annual impact to its 2018 consolidated revenue. However, there will be material quarterly fluctuations in the financial results. Furthermore, as part of the disclosure requirements in the year of adoption, under the modified retrospective method, we will disclose in detail the impact of the adoption of the new revenue standard on each of our financial statements.
The application of this new guidance has no effect on the cash we expect to receive nor on the economics of the business, but rather affects the timing of revenue and expense recognition.
Note 3. Restructuring Charge
We incurred restructuring charges (which generally consist of employee severance and termination costs, contract terminations and/or costs to terminate lease obligations less assumed sublease income). These charges were incurred as a result of eliminating, consolidating, standardizing and/or automating our business functions. See Note 1 to our consolidated financial statements included in this Annual Report on Form 10-K for further detail on our accounting policies related to restructuring charges.
During the year ended December 31, 2017, we recorded a $32.1 million restructuring charge. This charge was comprised of:

•
Severance costs of $26.0 million in accordance with the provisions of ASC 712-10. Approximately 420 employees were impacted. Of these 420 employees, approximately 365 employees exited the Company in 2017, with the remaining employees to exit the Company in 2018. The cash payments for these employees will be substantially completed by the end of the second quarter of 2018; and

•	Contract termination, lease termination obligations and other exit costs, including those to consolidate or close facilities of $6.1 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

During the year ended December 31, 2016, we recorded a $22.1 million restructuring charge. This charge was comprised of:

•
Severance costs of $21.8 million in accordance with the provisions of ASC 712-10. Approximately 380 employees were impacted. Of these 380 employees, approximately 355 employees exited the Company in 2016, and the remaining employees exited the Company in 2017. The cash payments for these employees were substantially completed by the end of the first quarter of 2017; and

•	Contract termination, lease termination obligations and other exit costs including those to consolidate or close facilities of $0.3 million.
During the year ended December 31, 2015, we recorded a $32.3 million restructuring charge. This charge was comprised of:

•
Severance costs of $30.9 million in accordance with the provisions of ASC 712-10. Approximately 380 employees were impacted. Of these 380 employees, approximately 375 employees exited the Company in 2015, and the remaining employees exited the Company in 2016. The cash payments for these employees were substantially completed by the end of the third quarter of 2016; and

•	Contract termination, lease termination obligations and other exit costs including those to consolidate or close facilities of $1.4 million.
The following tables set forth, in accordance with ASC 712-10 and/or ASC 420-10, the restructuring reserves and utilization:

	Severance and Termination	Contract Termination, Lease Termination Obligations and Other Exit Costs	Total
Restructuring Charges:
Balance Remaining as of January 1, 2015	$8.1	$1.8	$9.9
Charge Taken during the Year Ended December 31, 2015	30.9	1.4	32.3
Payments Made during the Year Ended December 31, 2015	(20.4)	(0.9)	(21.3)
Balance Remaining as of December 31, 2015	$18.6	$2.3	$20.9
Charge Taken during the Year Ended December 31, 2016	21.8	0.3	22.1
Payments Made during the Year Ended December 31, 2016	(32.1)	(0.9)	(33.0)
Balance Remaining as of December 31, 2016	$8.3	$1.7	$10.0
Charge Taken during the Year Ended December 31, 2017	26.0	6.1	32.1
Payments Made during the Year Ended December 31, 2017	(21.6)	(4.3)	(25.9)
Balance Remaining as of December 31, 2017	$12.7	$3.5	$16.2

For initiatives taken during the years ended December 31, 2016 and 2015, all actions were substantially completed as of December 31, 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Note 4. Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in the accumulated balances for each component of AOCI as of December 31, 2017 and 2016:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Total
December 31, 2015	$(291.7)	$(673.8)	$(965.5)
Other Comprehensive Income Before Reclassifications	(64.0)	(33.4)	(97.4)
Amounts Reclassified From Accumulated Other Comprehensive Income, net of tax	89.5	23.8	113.3
December 31, 2016	$(266.2)	$(683.4)	$(949.6)
Other Comprehensive Income Before Reclassifications	48.0	8.7	56.7
Amounts Reclassified From Accumulated Other Comprehensive Income, net of tax	—	(124.0)	(124.0)
December 31, 2017	$(218.2)	$(798.7)	$(1,016.9)
The following table summarizes the reclassifications out of AOCI as of December 31, 2017, 2016 and 2015:

Details About Accumulated Other Comprehensive Income Components	Affected Line Item in the Statement Where Net Income is Presented	Amount Reclassified from Accumulated Other Comprehensive Income
		For the Years Ended December 31,
		2017	2016	2015
Foreign Currency Translation Adjustments:
Sale of Business	Discontinued Operations: Loss on Disposal of Business, Net of Income Taxes	$—	$—	$26.8
	Other Income (Expense) - Net	$—	$89.5	$—

Defined Benefit Pension Plans:
Amortization of Prior Service Credits	Selling and Administrative Expenses	$(0.4)	$(0.9)	$(0.9)
	Operating Expenses	(0.2)	(0.5)	(0.5)
Amortization of Actuarial (Gain) Loss	Selling and Administrative Expenses	25.0	25.0	26.9
	Operating Expenses	13.5	12.2	14.3
Total Before Tax		37.9	35.8	39.8
Tax (Expense) Benefit		(11.4)	(12.0)	(15.0)
Total After Tax		$26.5	$23.8	$24.8

Other Pension-Related Adjustment (1)	Retained Earnings	$(150.5)	$—	$—

Total Reclassifications for the Period, Net of Tax		$(124.0)	$113.3	$51.6
(1) Related to the reclassification of the tax effect on the unrecognized actuarial losses for our U.S. pension and postretirement benefit plans due to the reduction of the federal corporation income tax rate as a result of the enactment of the 2017 Act and the adoption of ASU No. 2018-02. See Note 2 and Note 5 to the consolidated financial statements included in this Annual Report on Form 10-K for further detail.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Note 5. Income Taxes

On December 22, 2017, the 2017 Act was signed into law. The 2017 Act contains several key provisions that have significant effects to our financial statements, such as a permanent reduction of the U.S. federal corporate income tax rate to 21%, imposing a one-time mandatory tax (“Toll Charge”) on deemed repatriation related to accumulated undistributed foreign earnings through December 31, 2017 and expensing of capital investments. In accordance with ASC 740, the tax effect associated with the enactment of the 2017 Act is required to be reflected in the financial statements in the period in which the law was enacted. The SEC also issued Staff Accounting Bulletin No. 118 to provide guidance to account for the income tax effects resulting from the enactment of the 2017 Act.
In connection with the 2017 Act, we were able to determine the tax effect related to the remeasurement of deferred taxes, but we have not finalized the accounting for the Toll Charge. The Toll Charge is based on the estimated post-1986 foreign earnings and profits held in cash. We will continue to gather and analyze information related to the undistributed non-U.S. earnings and profits within the one-year measurement period and will record adjustments, if any, to the initial estimate.
Pursuant to the guidance, we recorded a total charge of $80.7 million in our consolidated financial statements for the year ended December 31, 2017, of which $55.4 million is primarily related to the estimated tax liability imposed by the 2017 Act on the undistributed earnings from non-U.S. subsidiaries and $25.3 million is related to the remeasurement of our deferred tax assets as a result of the reduction in the U.S. federal corporate income tax rate from 35% to 21%. In addition, we have adopted ASU No. 2018-02 at December 31, 2017. See Note 2 to the consolidated financial statements included in this Annual Report on Form 10-K. Accordingly, we have elected to reclassify $150.5 million related to the income tax effect of the 2017 Act on our U.S. pension and retirement plans from AOCI to retained earnings.
Income before provision for income taxes consisted of:

	For the Years Ended December 31,
	2017	2016	2015
U.S.	$201.2	$159.5	$167.8
Non-U.S.	121.5	44.1	112.2
Income Before Provision for Income Taxes and Equity in Net Income of Affiliates	$322.7	$203.6	$280.0

The provision for income taxes consisted of:

	For the Years Ended December 31,
	2017	2016	2015
Current Tax Provision:
U.S. Federal	$92.7	$47.8	$23.6
State and Local	8.3	5.9	6.7
Non-U.S.	33.8	26.1	18.2
Total Current Tax Provision	$134.8	$79.8	$48.5
Deferred Tax Position:
U.S. Federal	$47.6	$16.2	$19.6
State and Local	(0.3)	1.4	1.0
Non-U.S.	(2.4)	2.5	5.1
Total Deferred Tax Provision	$44.9	$20.1	$25.7
Provision for Income Taxes	$179.7	$99.9	$74.2

The following table summarizes the significant differences between the U.S. Federal statutory tax rate and our effective tax rate for financial statement purposes:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

	For the Years Ended December 31,
	2017	2016	2015
Statutory Tax Rate	35.0%	35.0%	35.0%
State and Local Taxes, net of U.S. Federal Tax Benefits	2.1	2.2	2.0
Nondeductible Charges (1)	1.7	7.8	3.4
Impact of Sale of Benelux and Latin America (2)	—	15.1	—
U.S. Taxes on Foreign Income	4.8	1.7	2.3
Non-U.S. Taxes	(6.1)	(5.8)	(6.5)
Valuation Allowance	0.3	(0.2)	(1.0)
Interest	0.1	1.0	(0.9)
Tax Credits and Deductions	(7.5)	(5.4)	(1.1)
Tax Impact of Earnings Repatriation (3)	17.2	—	(1.0)
Tax Contingencies Related to Uncertain Tax Positions	0.3	(0.4)	(1.0)
Impact of Legacy Tax Matters (4)	—	(1.6)	(4.6)
Deferred Tax - Tax Rate Change (5)	7.8	—	—
Other	—	(0.4)	(0.1)
Effective Tax Rate	55.7%	49.0%	26.5%
(1) The impact for 2016 includes a non-deductible legal reserve associated with the SEC and DOJ investigation of our China operations.
(2) The impact for 2016 was primarily due to the non-deductible loss associated with the release of cumulative foreign currency translation adjustments as part of the divestiture of our Benelux and Latin American businesses in 2016.

(3)
The impact for 2017 was due to the mandatory one-time tax on undistributed earnings from our non-U.S. subsidiaries as a result of the enactment of the 2017 Act. The impact for 2015 was due to a tax benefit on the repatriation of the 2015 and prior-year earnings in the amount of $132.5 million, from our subsidiaries in Canada and Japan (see further discussion below).

(4) The impact for 2016 was due to the release of reserves for uncertain tax positions as a result of the expiration of the statute of limitations for the 2012 tax year. The impact for 2015 was due to the release of reserves for uncertain tax positions as a result of the expiration of the statute of limitations for the 2011 tax year.
(5) The impact for 2017 reflects the effect of the reduction of the statutory U.S. Federal Corporate income tax rate, from 35% to 21%, on our net U.S. deferred tax assets resulting from the 2017 Act.
Income taxes paid were $91.8 million, $71.7 million and $72.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. Income taxes refunded were $0.7 million, $1.2 million and $1.6 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Deferred tax assets (liabilities) are comprised of the following:

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

	December 31,
	2017	2016
Deferred Tax Assets:
Operating Losses	$36.8	$30.6
Restructuring Costs	3.8	3.0
Bad Debts	3.8	5.6
Accrued Expenses	10.4	12.3
Capital Loss and Credit Carryforwards	13.3	12.3
Pension and Postretirement Benefits	120.6	211.6
Other	4.7	3.8
Total Deferred Tax Assets	193.4	279.2
Valuation Allowance	(39.1)	(33.2)
Net Deferred Tax Assets	$154.3	$246.0
Deferred Tax Liabilities:
Intangibles	$(97.0)	$(129.9)
Fixed Assets	(1.0)	(4.1)
Foreign Exchange	(2.7)	(4.1)
Other	(0.5)	(0.6)
Total Deferred Tax Liabilities	$(101.2)	$(138.7)
Net Deferred Tax Assets	$53.1	$107.3
As a result of the enactment of the 2017 Act, we have provisionally recorded U.S. income taxes and foreign withholding taxes on the undistributed earnings from our non-U.S. subsidiaries as of December 31, 2017 subject to measurement period adjustments, if any, within the one-year measurement period. As of December 31, 2017, we no longer assert indefinite reinvestment for any historical unrepatriated earnings. Going forward we intend to reinvest indefinitely all earnings from our China and India subsidiaries.
During 2015, a tax benefit of $3.0 million was recorded related to a repatriation of 2015 and prior year earnings, in the amount of $132.5 million, from the Company’s subsidiaries in Canada and Japan. Of the $132.5 million, $123.0 million, $2.5 million and $4.5 million was distributed in 2015, 2016 and 2017, respectively. The remaining $2.5 million will be distributed in 2018. The tax benefit was due to the recognition of foreign tax credits in excess of the U.S. taxes due on the repatriation. This remittance was affected to partially offset the funding requirement associated with acquisitions in 2015.
We have federal, state and local, and foreign tax loss carryforwards, the tax effect of which was $36.8 million as of December 31, 2017. Of the $36.8 million, $23.7 million of these tax benefits have an indefinite carry-forward period with the remainder of $13.1 million expiring at various times between 2018 and 2036. Additionally, we have non-U.S. capital loss carryforwards. The associated tax effect was $12.1 million, $11.2 million and $17.2 million for the years ended December 31, 2017, 2016 and 2015, respectively.
We have established valuation allowances against certain U.S. state and non-U.S. net operating losses and capital loss carryforwards in the amounts of $37.7 million, $31.9 million and $37.5 million for the years ended December 31, 2017, 2016 and 2015, respectively, because in our opinion, certain U.S. state and non-U.S. net operating losses and capital loss carryforwards are more likely than not to expire before we can utilize them.
For the year ended December 31, 2017, we increased our unrecognized tax benefits by $0.7 million (net of decreases). The increase primarily relates to an increase in our uncertain tax positions in the U.S. The total amount of gross unrecognized tax benefits as of December 31, 2017, 2016 and 2015 were $7.7 million, $7.0 million and $9.1 million, respectively.
We or one of our subsidiaries file income tax returns in the U.S. federal, and various state, local and foreign jurisdictions. In the U.S. federal jurisdiction, we are no longer subject to examination by the Internal Revenue Service (“IRS”) for years prior to 2014. In state and local jurisdictions, with a few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2014. In foreign jurisdictions, with a few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2012.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

The following is a reconciliation of the gross unrecognized tax benefits:

Gross Unrecognized Tax Benefits as of January 1, 2015	$26.1
Additions for Prior Years’ Tax Positions	0.5
Additions for Current Year’s Tax Positions	0.4
Settlements with Taxing Authority	(0.3)
Reduction in Prior Years’ Tax Positions	(0.2)
Reduction Due to Expired Statute of Limitations (1)	(17.4)
Gross Unrecognized Tax Benefits as of December 31, 2015	9.1
Additions for Prior Years’ Tax Positions	5.8
Additions for Current Year’s Tax Positions	0.4
Settlements with Taxing Authority	(1.9)
Reduction in Prior Years’ Tax Positions	(0.7)
Reduction Due to Expired Statute of Limitations (2)	(5.7)
Gross Unrecognized Tax Benefits as of December 31, 2016	7.0
Additions for Prior Years’ Tax Positions	1.1
Additions for Current Year’s Tax Positions	0.6
Settlements with Taxing Authority	(0.1)
Reduction in Prior Years’ Tax Positions	(0.2)
Reduction Due to Expired Statute of Limitations (3)	(0.7)
Gross Unrecognized Tax Benefits as of December 31, 2017	$7.7

(1)	The decrease was primarily due to the release of reserves as a result of the expiration of the statute of limitations for the 2011 tax year.

(2)	The decrease was primarily due to the release of reserves as a result of the expiration of the statute of limitations for the 2012 tax year.

(3)	The decrease was primarily due to the release of reserves as a result of the expiration of the statute of limitations for the 2013 tax year.
The amount of unrecognized tax benefits of the $7.7 million that, if recognized, would impact the effective tax rate is $7.2 million, net of tax benefits.
We recognize accrued interest expense related to unrecognized tax benefits in the Provision for Income Taxes line in the consolidated statement of operations and other comprehensive income. The total amount of interest expense, net of tax benefits, recognized for the years ended December 31, 2017, 2016 and 2015 was $0.2 million, $0.3 million and $0.5 million, respectively. The total amount of accrued interest as of December 31, 2017 and 2016 was $0.4 million in each year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Note 6. Notes Payable and Indebtedness
Our borrowings are summarized in the following table:

		December 31, 2017			December 31, 2016
	Maturity	Principal Amount	Debt Issuance Costs and Discount*	Carrying Value	Principal Amount	Debt Issuance Costs and Discount*	Carrying Value

Debt Maturing Within One Year:
Term Loan Facility		$32.5	$—	$32.5	$22.5	$—	$22.5
Total Short-Term Debt		$32.5	$—	$32.5	$22.5	$—	$22.5

Debt Maturing After One Year:
Five Year 3.25% senior notes (1) (2)	December 1, 2017	$—	$—	$—	$450.0	$0.6	$449.4
Ten Year 4.375% senior notes (1) (2)	December 1, 2022	300.0	2.6	297.4	300.0	3.2	296.8
Five Year 4.00% senior notes (1) (3)	June 15, 2020	300.0	2.0	298.0	300.0	2.7	297.3
Term Loan Facility	November 13, 2020	320.0	0.9	319.1	352.5	1.3	351.2
Revolving Credit Facility	July 23, 2019	731.1	—	731.1	199.8	—	199.8
Total Long-Term Debt		$1,651.1	$5.5	$1,645.6	$1,602.3	$7.8	$1,594.5
* Represents unamortized portion of debt issuance costs and discounts.
(1) The notes contain certain covenants that limit our ability to create liens, enter into sale and leaseback transactions and consolidate, merge or sell assets to another entity. We were in compliance with these non-financial covenants at December 31, 2017 and 2016. The notes do not contain any financial covenants.
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

On December 1, 2017, we repaid the $450 million 3.25% senior notes at maturity utilizing our $1 billion revolving credit facility.
On March 27, 2017, Standard & Poor’s Ratings Services downgraded our corporate credit rating to BB+ from BBB-. As a result, and in accordance with the provisions of their indentures, the interest rates on each of our senior notes were adjusted above their initial stated coupons by 25 basis points commencing with the interest period during which the downgrade occurred. As a result of the coupon adjustment, the incremental interest cost for the year ended December 31, 2017 was $2.7 million, which included a component that was retroactive to the commencement of the respective senior note interest periods in December 2016. The incremental interest cost per quarter for the senior notes outstanding at December 31, 2017 is $0.4 million, until either the maturity of any one of the senior notes or a change in our corporate credit rating that triggers an adjustment in our interest rate coupons, whichever is earlier. On May 22, 2017, Fitch Ratings downgraded our corporate credit rating to BBB- from BBB. The interest rates on each of our senior notes were not impacted as a result of the downgrade. Any further downgrade in our corporate credit rating by either rating agency would result in additional increases in the interest rates of our senior notes. In addition, further downgrades may increase our overall cost of borrowing and/or may negatively impact our ability to raise additional debt capital.
In accordance with ASC 470, “Debt,” a short-term obligation that will be refinanced with successive short-term obligations may be classified as non-current as long as the cumulative period covered by the financing agreement is uninterrupted and extends beyond one year. In addition, a short-term obligation shall be excluded from current liabilities if the entity has both the intention and ability to refinance the obligation on a long-term basis. Accordingly, the outstanding balance

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

of the five year 3.25% senior notes was classified as “Long-Term Debt” as of December 31, 2016 and the revolving credit facility was classified as “Long-Term Debt” as of December 31, 2017 and 2016.
Term Loan Facility

On May 14, 2015, we entered into a delayed draw unsecured term loan facility which provided for borrowings in the form of up to two drawdowns in an aggregate principal amount of up to $400 million at any time up to and including November 15, 2015 (the “term loan facility”). The term loan facility matures five years from the date of the initial drawdown. Proceeds under the term loan facility were designated to be used for general corporate purposes including the refinancing of the 2.875% senior notes that matured in November 2015 and the repayment of borrowings outstanding under the $1 billion revolving credit facility. Borrowings under the term loan facility bear interest at a rate of LIBOR plus a spread. On March 27, 2017, Standard & Poor’s Ratings Services downgraded our corporate credit rating to BB+ from BBB-. As a result, and in accordance with the terms of the term loan facility, the spread under the term loan facility increased from 137.5 basis points to 150.0 basis points. Our initial draw down under the term loan facility in the amount of $400 million was made in November 2015, establishing a facility maturity of November 2020. We also committed to repay the borrowings in prescribed installments over the five year period. Repayments expected to be made within one year are classified as “Short-Term Debt” and the remaining outstanding balance is classified as “Long-Term Debt.” The weighted average interest rates associated with the outstanding balances as of December 31, 2017 and 2016 were 2.91% and 2.03%, respectively.
The term loan facility requires the maintenance of interest coverage and total debt to Earnings Before Interest, Income Taxes, Depreciation and Amortization (“EBITDA”) ratios, which are defined in the term loan facility credit agreement and which are generally identical to those contained in the $1 billion revolving credit facility. We were in compliance with the term loan facility financial and non-financial covenants at December 31, 2017 and 2016.
Revolving Credit Facility

We currently have a $1 billion revolving credit facility maturing in July 2019. Borrowings under the $1 billion revolving credit facility bear interest at a rate of LIBOR plus a spread. On March 27, 2017, Standard & Poor’s Rating Services downgraded our corporate credit rating to BB+ from BBB-. As a result, and in accordance with the terms of the facility, the spread under the $1 billion revolving credit facility increased from 110.0 basis points to 120.0 basis points. The facility requires the maintenance of interest coverage and total debt to EBITDA ratios which are defined in the $1 billion revolving credit facility credit agreement. We were in compliance with the $1 billion revolving credit facility financial and non-financial covenants at December 31, 2017 and 2016. The weighted average interest rates associated with the outstanding balances as of December 31, 2017 and 2016 were 2.80% and 2.07%, respectively.
We borrowed under this facility from time to time during the years ended December 31, 2017 and 2016 to supplement the timing of receipts in order to fund our working capital. We also borrowed under this facility during the first quarter of 2017 to fund a portion of the consideration for our purchase of Avention and during the fourth quarter to repay the 3.25% senior notes at maturity.
Other
We were contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties totaling $2.9 million at December 31, 2017 and $2.6 million at December 31, 2016.
Interest paid for all outstanding debt totaled $58.5 million, $51.8 million and $49.9 million during the years ended December 31, 2017, 2016 and 2015, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

We do not use derivative financial instruments for trading or speculative purposes. If a hedging instrument ceases to qualify as a hedge in accordance with hedge accounting guidelines, any subsequent gains and losses are recognized in the appropriate period income. Collateral is generally not required for these types of instruments.
By their nature, all such instruments involve risk, including the credit risk of non-performance by counterparties. However, at December 31, 2017 and 2016, there was no significant risk of loss in the event of non-performance of the counterparties to these financial instruments. We control our exposure to credit risk through monitoring procedures.
Our trade receivables do not represent a significant concentration of credit risk at December 31, 2017 and 2016, because we sell to a large number of customers in different geographical locations and industries.
Interest Rate Risk Management
Our objective in managing our exposure to interest rates is to limit the impact of interest rate changes on our earnings, cash flows and financial position, and to lower our overall borrowing costs. To achieve these objectives, we maintain a policy that floating-rate debt be managed within a minimum and maximum range of our total debt exposure. To manage our exposure and limit volatility, we may use fixed-rate debt, floating-rate debt and/or interest rate swaps. We recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. As of December 31, 2017 and 2016, we did not have any interest rate derivatives outstanding.
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
As in prior years, we have hedged substantially all balance sheet positions denominated in a currency other than the functional currency applicable to each of our various subsidiaries with short-term, foreign exchange forward contracts. In addition, we may use foreign exchange forward contracts to hedge certain net investment positions. The underlying transactions and the corresponding foreign exchange forward are marked to market at the end of each quarter and the fair value impacts are reflected within the consolidated financial statements.
As of December 31, 2017 and 2016, the notional amounts of our foreign exchange forward contracts were $239.2 million and $280.1 million, respectively.
Realized gains and losses associated with these contracts were $22.1 million and $15.5 million, respectively, for the year ended December 31, 2017; $44.0 million and $55.6 million, respectively, for the year ended December 31, 2016; and $31.0 million and $46.9 million, respectively, for the year ended December 31, 2015. Unrealized gains and losses associated with these contracts were $1.5 million and $2.1 million, respectively, at December 31, 2017; $1.5 million and $1.4 million, respectively, at December 31, 2016; and $0.5 million and $0.3 million, respectively, at December 31, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Fair Values of Derivative Instruments in the Consolidated Balance Sheets

	Asset Derivatives				Liability Derivatives
	December 31, 2017		December 31, 2016		December 31, 2017		December 31, 2016
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other Current Assets	$1.5	Other Current Assets	$1.5	Other Accrued & Current Liabilities	$2.1	Other Accrued & Current Liabilities	$1.4
Total derivatives not designated as hedging instruments		$1.5		$1.5		$2.1		$1.4
Total Derivatives		$1.5		$1.5		$2.1		$1.4
The Effect of Derivative Instruments on the Consolidated Statements of Operations and Comprehensive Income

Derivatives not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income on Derivatives	Amount of Gain (Loss) Recognized in Income on Derivatives
		For the Year Ended December 31,
		2017	2016	2015
Foreign exchange forward contracts	Non-Operating Income (Expenses) – Net	$6.0	$(11.7)	$(16.0)
Foreign exchange option contracts	Non-Operating Income (Expenses) – Net	$—	$—	$(0.1)
Fair Value of Financial Instruments
Our financial assets and liabilities that are reflected in the consolidated financial statements include derivative financial instruments, cash and cash equivalents, accounts receivable, other receivables, accounts payable, short-term borrowings and long-term borrowings. We use short-term foreign exchange forward contracts to hedge short-term foreign currency-denominated intercompany loans and certain third-party and intercompany transactions. Fair value for derivative financial instruments is determined utilizing observable market data.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and December 31, 2016, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value. Level inputs, as defined by authoritative guidance, are as follows:

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
The following table summarizes fair value measurements by level at December 31, 2017 for assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Balance at December 31, 2017
Assets:
Cash Equivalents (1)	$216.9	$—	$—	$216.9
Other Current Assets:
Foreign Exchange Forwards (2)	$—	$1.5	$—	$1.5
Liabilities:
Other Accrued and Current Liabilities:
Foreign Exchange Forwards (2)	$—	$2.1	$—	$2.1

(1)	Cash equivalents represent fair value as it consists of highly liquid investments with an initial term from the date of purchase by the Company to maturity of three months or less.

(2)	Primarily represents foreign currency forward contracts. Fair value is determined based on observable market data and considers a factor for nonperformance in the valuation.
There were no transfers between Levels 1 and 2 or transfers in or transfers out of Level 3 in the fair value hierarchy for the year ended December 31, 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

The following table summarizes fair value measurements by level at December 31, 2016 for assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Balance at December 31, 2016
Assets:
Cash Equivalents (1)	$238.3	$—	$—	$238.3
Other Current Assets:
Foreign Exchange Forwards (2)	$—	$1.5	$—	$1.5
Liabilities:
Other Accrued and Current Liabilities:
Foreign Exchange Forwards (2)	$—	$1.4	$—	$1.4
Contingent Consideration (3)	$—	$—	$—	$—
Other Non-Current Liabilities
Contingent Consideration (3)	$—	$—	$—	$—

(1)	Cash equivalents represent fair value as it consists of highly liquid investments with an initial term from the date of purchase by the Company to maturity of three months or less.

(2)	Primarily represents foreign currency forward contracts. Fair value is determined based on observable market data and considers a factor for nonperformance in the valuation.

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

There were no transfers between Levels 1 and 2 or transfers in or transfers out of Level 3 in the fair value hierarchy for the year ended December 31, 2016.
At December 31, 2017 and 2016, the fair value of cash and cash equivalents, accounts receivable, other receivables and accounts payable approximated carrying value due to the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on valuation models using discounted cash flow methodologies with market data inputs from globally recognized data providers and third-party quotes from major financial institutions (categorized as Level II in the fair value hierarchy), are as follows:

	Balance at December 31,
	2017		2016
	Carrying Amount (Asset) Liability	Fair Value (Asset) Liability	Carrying Amount (Asset) Liability	Fair Value (Asset) Liability
Short-term and Long-term Debt	$595.4	$606.4	$1,043.5	$1,063.1
Revolving Credit Facility	$731.1	$729.0	$199.8	$200.2
Term Loan Facility	$351.6	$355.3	$373.7	$383.6
Items Measured at Fair Value on a Nonrecurring Basis
In addition to assets and liabilities that are recorded at fair value on a recurring basis, we are required to record assets and liabilities at fair value on a nonrecurring basis as required by GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges.
During the year ended December 31, 2017, we recorded an impairment charge of $1.2 million in Corporate and Other and $0.7 million in the Americas segment related to certain software assets for our back-office systems as a result of our decision to use alternative technology. We determined that the fair value of the assets was zero based on Level III inputs as there was no alternative use. Of the $1.9 million charge, $1.2 million was included in “Selling and Administrative Expenses” and $0.7 million was included in “Operating Expenses” in the consolidated statement of operations.
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
During the fourth quarter of 2016, we recorded an impairment charge of $9.2 million in our Americas segment, of which $2.5 million was related to technology and software assets associated with certain terminated projects and $6.7 million was related to a change in our assessment of the recoverability of a non-operating asset as a result of a decline in the projected cash flows. We determined the fair value of these assets to be zero based on Level III inputs. In addition there was no alternative use for the technology and software assets. Of the $9.2 million charge, $1.8 million was included in “Operating Costs,” $0.7 million was included in “Selling and Administrative Expenses” and $6.7 million was included in “Other Income (Expense) - Net.”
During the fourth quarter of 2016, we recorded an impairment charge of $2.4 million in our Non-Americas segment related to certain intangible assets in our Greater China operations, comprised of customer relationships, database and trademark. The charge was in connection with our management review to realign strategic priorities in the region.  As a result, our management decided to sunset certain product offerings. We determined the fair value of the intangibles associated with these sunset products and services to be zero based on Level III inputs. The charge was included in “Selling and Administrative Expenses.”
During the fourth quarter of 2015, we recorded an impairment charge of $6.7 million in our Americas segment related to technology and software assets associated with certain in-process projects for the back-office supporting system and data management infrastructure as a result of management review during our annual strategic planning process. We decided to write off these assets primarily due to available alternative technology and increased expected cost of development. We determined that the fair value of these assets was zero as there was no alternative use. Of the $6.7 million impairment charge, $2.2 million was included in “Operating Costs” and $4.5 million was included in “Selling and Administrative Expenses.”
During the years ended December 31, 2017, 2016 and 2015, we recorded losses of $0.8 million, $4.1 million and $37.5 million, respectively, related to the divestiture of our businesses in ANZ based on Level III and Level II fair value inputs, respectively. We have reclassified the historical financial results of the ANZ businesses as discontinued operations at December 31, 2015. The loss was reflected in the results of the discontinued operations. See Note 17 to our consolidated financial statements included in this Annual Report on Form 10-K for further detail.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	For the Years Ended December 31,
	2017	2016	2015
Income from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders – Basic and Diluted	$141.7	$101.5	$204.2
Income (Loss) from Discontinued Operations – Net of Income Taxes	(0.8)	(4.1)	(35.4)
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders – Basic and Diluted	$140.9	$97.4	$168.8
Weighted Average Number of Shares Outstanding – Basic	36.9	36.5	36.1
Dilutive Effect of Our Stock Incentive Plans	0.3	0.3	0.3
Weighted Average Number of Shares Outstanding – Diluted	37.2	36.8	36.4
Basic Earnings (Loss) Per Share of Common Stock:
Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$3.84	$2.78	$5.66
Income (Loss) from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	(0.02)	(0.11)	(0.98)
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders	$3.82	$2.67	$4.68
Diluted Earnings (Loss) Per Share of Common Stock:
Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$3.81	$2.76	$5.61
Income (Loss) from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	(0.02)	(0.11)	(0.97)
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders	$3.79	$2.65	$4.64
The weighted average number of shares outstanding used in the computation of diluted earnings (loss) per share excludes the effect of outstanding common shares potentially issuable totaling 22,882 shares, 14,651 shares and 77,607 shares at December 31, 2017, 2016 and 2015, respectively. These potentially issuable common shares were not included in the calculation of diluted earnings (loss) per share because their effect would be anti-dilutive.
No shares were repurchased during the years ended December 31, 2017, 2016 and 2015. We currently have in place a $100 million share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and Employee Stock Purchase Program, and to be used for discretionary share repurchases from time to time. This program was approved by our Board of Directors in August 2014 and will remain open until it has been fully utilized. There is currently no definitive timeline under which the program will be completed. As of December 31, 2017, we had not yet commenced repurchasing under this program.
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
We also maintain supplemental and excess plans in the United States (“U.S. Non-Qualified Plans”) to provide additional retirement benefits to certain key employees of the Company. These plans are unfunded, pay-as-you-go plans. The U.S. Qualified Plan and the U.S. Non-Qualified Plans account for approximately 71% and 14% of our pension obligation, respectively, at December 31, 2017.
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
Benefit Obligation and Plan Assets
The following table sets forth the changes in our benefit obligations and plan assets for our pension and postretirement plans. The table also presents the line items in the consolidated balance sheets where the related assets and liabilities are recorded:

	Pension Plans		Postretirement Benefit Obligations
	2017	2016	2017	2016
Change in Benefit Obligation:
Benefit Obligation at January 1	$(1,964.2)	$(1,989.1)	$(16.4)	$(17.2)
Service Cost	(2.8)	(3.0)	(0.6)	(0.7)
Interest Cost	(57.9)	(59.7)	(0.4)	(0.4)
Benefits Paid	106.8	103.1	1.9	2.3
Settlement	0.7	1.8	—	—
Divestitures	—	1.2	—	—
Plan Participant Contributions	(0.2)	(0.3)	(0.7)	(0.9)
Actuarial (Loss) Gain	(11.8)	(19.4)	0.8	0.4
Assumption Change	(82.9)	(48.7)	(0.2)	0.1
Effect of Changes in Foreign Currency Exchange Rates	(23.3)	49.9	—	—
Benefit Obligation at December 31	$(2,035.6)	$(1,964.2)	$(15.6)	$(16.4)
Change in Plan Assets:
Fair Value of Plan Assets at January 1	$1,426.3	$1,438.9	$—	$—
Actual Return on Plan Assets	199.9	112.5	—	—
Employer Contributions	30.2	27.6	1.2	1.4
Plan Participant Contributions	0.2	0.3	0.7	0.9
Settlement	(0.7)	(1.7)	—	—
Divestitures	—	(0.9)	—	—
Benefits Paid	(106.8)	(103.1)	(1.9)	(2.3)
Effect of Changes in Foreign Currency Exchange Rates	22.9	(47.3)	—	—
Fair Value of Plan Assets at December 31	$1,572.0	$1,426.3	$—	$—
Net Funded Status of Plan	$(463.6)	$(537.9)	$(15.6)	$(16.4)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

	Pension Plans		Postretirement Benefit Obligations
	At December 31,
	2017	2016	2017	2016
Amounts Recorded in the Consolidated Balance Sheets:
Prepaid Pension Costs	$19.1	$2.1	$—	$—
Pension and Postretirement Benefits	(458.1)	(519.2)	(14.1)	(14.7)
Accrued Payroll	(24.6)	(20.8)	(1.5)	(1.7)
Net Amount Recognized	$(463.6)	$(537.9)	$(15.6)	$(16.4)
Accumulated Benefit Obligation	$2,019.4	$1,950.2	N/A	N/A
Amount Recognized in Accumulated Other Comprehensive Income Consists of:
Actuarial Loss (Gain)	$1,080.8	$1,132.5	$(11.8)	$(12.8)
Prior Service Cost (Credit)	4.3	4.5	—	(0.9)
Total Amount Recognized - Pretax	$1,085.1	$1,137.0	$(11.8)	$(13.7)
Grantor Trusts are used to fund the U.S. Non-Qualified Plans. At December 31, 2017 and 2016, the balances in these trusts were $3.1 million and $14.7 million, respectively, and were included as components of “Other Non-Current Assets” in the consolidated balance sheets.
At December 31, 2017 and 2016, our pension plans had aggregate actuarial losses that have not yet been included in the net periodic benefit cost of $1,080.8 million and $1,132.5 million, respectively. These losses represent the cumulative effect of demographic and investment experience, as well as assumption changes that have been made in measuring the plans’ liabilities. The deferred asset gain or loss that has not yet been reflected in the market-related value of plan assets is excluded in determining the loss amortization. Our pension plans had a deferred gain of $63.1 million at December 31, 2017, compared to a deferred asset loss of $15.4 million at December 31, 2016. The remaining actuarial gain or loss, to the extent it exceeds the greater of 10% of the projected benefit obligation or market-related value of plan assets, will be amortized into expense each year on a straight-line and plan-by-plan basis, over the remaining expected future working lifetime of active participants or the average remaining life expectancy of the participants if all or almost all of the plan participants are inactive. Currently, the amortization periods range from seven to 23 years for the U.S. plans and eight to 31 years for the non-U.S. plans. For our U.S. Qualified Plan and for certain of our non-U.S. plans, the amortization periods are the average life expectancy of all plan participants. This is as a result of almost all plan participants being deemed inactive. The postretirement benefit plan had $11.8 million and $12.8 million of unrecognized actuarial gains as of December 31, 2017 and 2016, respectively. The unrecognized actuarial gains will be amortized into expense in the same manner as described above. The amortization period is approximately seven years.
Underfunded or Unfunded Accumulated Benefit Obligations
At December 31, 2017 and 2016, our underfunded or unfunded accumulated benefit obligation and the related projected benefit obligation were as follows:

	2017	2016
Accumulated Benefit Obligation	$1,725.8	$1,928.6
Fair Value of Plan Assets	1,253.2	1,401.2
Unfunded Accumulated Benefit Obligation	$472.6	$527.4
Projected Benefit Obligation	$1,734.2	$1,941.2
The underfunded or unfunded accumulated benefit obligations at December 31, 2017 consisted of $466.8 million and $5.8 million related to our U.S. plans (including Qualified and Non-Qualified Plans) and non-U.S. defined benefit plans, respectively. The underfunded or unfunded accumulated benefit obligations at December 31, 2016 consisted of $517.3 million and $10.1 million related to our U.S. plans (including Qualified and Non-Qualified Plans) and non-U.S. defined benefit plans, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Net Periodic Pension Cost
The following table sets forth the components of net periodic pension cost associated with our pension plans and our postretirement benefit obligations:

	Pension Plans			Postretirement Benefit Obligations
	For the Years Ended December 31,
	2017	2016	2015	2017	2016	2015
Components of Net Periodic Cost (Income):
Service Cost	$2.8	$3.0	$4.2	$0.6	$0.7	$0.8
Interest Cost	57.9	59.7	73.8	0.4	0.4	0.5
Expected Return on Plan Assets	(94.3)	(96.5)	(102.6)	—	—	—
Amortization of Prior Service Cost (Credit)	0.2	0.2	0.2	(0.9)	(1.6)	(1.6)
Recognized Actuarial Loss (Gain)	40.2	38.8	42.5	(1.6)	(1.6)	(1.3)
Curtailment Charge	—	—	—	—	—	—
Net Periodic Cost (Income)	$6.8	$5.2	$18.1	$(1.5)	$(2.1)	$(1.6)
We also incurred settlement charges of $0.2 million and $0.5 million for the years ended December 31, 2017 and 2016, respectively, related to our non-U.S. plans.
The following table sets forth other changes in plan assets and benefit obligations recognized in Other Comprehensive Income:

	Pension Plans		Postretirement Benefit Obligations
	At December 31,
	2017	2016	2017	2016
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income
Actuarial (Loss) Gain Arising During the Year, Before Tax (Benefit) Expense of $(3.7) in 2017 and $(16.5) in 2016	$11.6	$(50.6)	$0.7	$0.4
Prior Service Credit (Cost) Arising During the Year, No Tax Impact	$0.1	$0.1	$—	$—
Less:
Amortization of Actuarial (Loss) Gain, Before Tax (Benefit) Expense of $11.6 in 2017 and $12.2 in 2016	$(40.2)	$(38.8)	$1.6	$1.6
Amortization of Prior Service (Cost) Credit, Before Tax (Benefit) Expense of $(0.2) in 2017 and $(0.4) in 2016	$(0.2)	$(0.2)	$0.9	$1.6
The following table sets forth estimated 2018 amortization from AOCI:

		Postretirement Benefit Obligations
	Pension Plans
Estimated 2018 amortization from Accumulated Other Comprehensive Income
Actuarial Loss (Gain)	$42.5	$(1.4)
Prior Service Cost (Credit)	0.2	—
Total	$42.7	$(1.4)
We apply the long-term expected rate of return assumption to the market-related value of assets to calculate the expected return on plan assets, which is a major component of our annual net periodic pension expense. The market-related value of assets recognizes short-term fluctuations in the fair value of assets over a period of five years, using a straight-line amortization basis. The methodology has been utilized to reduce the effect of short-term market fluctuations on the net periodic pension cost. Since the market-related value of assets recognizes gains or losses over a five-year period, the future value of assets will be impacted as previously deferred gains or losses are amortized. At December 31, 2017 and 2016, the market-related value of assets of our pension plans was $1,508.9 million and $1,441.7 million, respectively, compared with the fair value of the plan assets of $1,572.0 million and $1,426.3 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Assumptions
The following table sets forth the significant weighted-average assumptions we used to determine the projected benefit obligation and the periodic benefit cost:

	Pension Plans			Postretirement Benefit Obligations
	2017	2016	2015	2017	2016	2015
Discount Rate for Determining Projected Benefit Obligation at December 31	3.25%	3.62%	3.84%	3.04%	3.28%	3.26%
Discount Rate in Effect for Determining Service Cost	3.22%	3.88%	3.61%	3.53%	3.66%	N/A
Discount Rate in Effect for Determining Interest Cost	3.00%	3.06%	3.61%	2.68%	2.61%	N/A
Weighted Average Expected Long-Term Return on Plan Assets	6.75%	7.10%	7.39%	N/A	N/A	N/A
Rate of Compensation Increase for Determining Projected Benefit Obligation at December 31	4.37%	4.40%	5.97%	N/A	N/A	N/A
Rate of Compensation Increase for Determining Net Pension Cost	6.32%	6.29%	5.97%	N/A	N/A	N/A
The expected long-term rate of return assumption was 7.00% and 7.25% and 7.75% for the years ended December 31, 2017, 2016 and 2015, respectively, for the U.S. Qualified Plan, our principal pension plan. For the year ended December 31, 2018, we will continue to apply a 7.00% expected long-term rate of return assumption to the U.S. Qualified Plan. This assumption is based on the plan’s 2017 target asset allocation of 50% equity securities, 45% debt securities and 5% alternative investments. The expected long-term rate of return assumption reflects long-term capital market return forecasts for the asset classes employed, assumed excess returns from active management within each asset class, the portion of plan assets that are actively managed, and periodic rebalancing back to target allocations. Current market factors such as inflation and interest rates are evaluated before the long-term capital market assumptions are determined. In addition, peer data and historical returns are reviewed to check for reasonableness. Although we review our expected long-term rate of return assumption annually, our plan performance in any one particular year does not, by itself, significantly influence our evaluation. Our assumption is generally not revised unless there is a fundamental change in one of the factors upon which it is based, such as the target asset allocation or long-term capital market return forecasts.
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
For the mortality assumption we used RP-2014 aggregate mortality table (“RP-2014”) together with mortality improvement projection scales MP-2017 and MP-2016 for our U.S. plans at December 31, 2017 and 2016, respectively. The adoption of the updated mortality improvement projection scales MP-2017 and MP-2016 resulted in a reduction of the projected benefit obligations for the U.S. plans of approximately $10 million and $11 million, respectively.

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
The following is a description of the valuation methodologies used for the investments measured at fair value, including the general classification of such investments pursuant to the valuation hierarchy. There have been no changes in the methodologies used at December 31, 2017 and 2016.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Real Estate Investment Trusts
The real estate investment trusts component of plan assets is made up of publicly traded U.S. and foreign equities in the real estate industry. Since quoted prices are available in active markets and these prices are accessible at the measurement date, these investments are classified as Level I assets and can be redeemed daily.
Real Estate Funds
The investment objective of this category is to exceed the National Council of Real Estate Investment Fiduciaries Open-End Diversified Core Index (“NCREIF ODCE Index”). The values of real estate properties are prepared by the fund managers giving consideration to the income, cost and sales comparison approaches of estimating property values. The underlying investments are valued by using third parties. The investment valuations are obtained through appraisals using the income approach based on unobservable cash flows to be received from expected rents. The cost approach estimates the replacement cost of the building less depreciation, plus the land value. The sales comparison approach compares recent transactions to the appraised property. Real estate funds are valued quarterly at NAV. Investment holders can request redemption on a quarterly basis. The ability of the investment holder to redeem funds quarterly is subject to the availability of cash arising from net investment income, allocations and the sale of investments in the normal course of business. To the extent that redemption requests exceed the availability of cash, the real estate fund has uniform procedures to provide for cash payments, which may be deferred for such period as the real estate fund considers necessary in order to obtain the funds to be withdrawn. There were no unfunded withdrawal requests at December 31, 2017 or December 31, 2016.
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
The Venture Capital Fund
The venture capital fund is an investment that is structured as a conventional, private venture capital firm. The fund will target investments that are in early-stage technology companies. The fund expects to invest in seed stage development companies, principally in the software and technology-enabled businesses sector. The U.S. Plan has an additional unfunded commitment of $3.2 million to the venture capital fund at December 31, 2017. They are valued at the NAV.
There were no transfers among the levels of the fair value hierarchy during the years ended December 31, 2017 and December 31, 2016.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

The following table sets forth by level, within the fair value hierarchy, the plan assets at fair value as of December 31, 2017:

Asset Category	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Common and Preferred Stocks:
Consumer	$47.9	$—	$—	$47.9
Energy	18.7	—	—	18.7
Financial	96.1	—	—	96.1
Health Care	24.3	—	—	24.3
Industrial	47.4	—	—	47.4
Information Technology	75.1	—	—	75.1
Other	22.8	—	—	22.8
Preferred Stocks	4.5	—	—	4.5
Total Common and Preferred Stocks	$336.8	$—	$—	$336.8
Bonds:
Corporate Bonds	$—	$63.6	$—	$63.6
Other Bonds	—	31.3	—	31.3
Total Corporate and Other Bonds	$—	$94.9	$—	$94.9
U.S. Government Bonds and Notes	$90.3	$—	$—	$90.3
Foreign Government Bonds and Mortgage Backed Securities:
Foreign Government Bonds	—	4.3	—	4.3
U.S. Agency and Mortgage Backed Securities	—	64.9	—	64.9
Total Government Bonds and U.S. Agency and Mortgage Backed Securities	$90.3	$69.2	$—	$159.5
State and Local Obligations	—	5.6	—	5.6
Real Estate Investment Trusts	6.1	—	—	6.1
Short-Term Investment Funds	—	17.7	—	17.7
Total	$433.2	$187.4	$—	$620.6
Other Investments Measured at Net Asset Value (a)
Commingled Funds:
Commingled Equity Funds				$478.1
Commingled Fixed Income Funds				420.1
Total Commingled Funds Measured at Net Asset Value				898.2
Venture Capital Funds Measured at Net Asset Value				1.4
Total Real Estate Funds Measured at Net Asset Value				51.8
Total Other Investments Measured at Net Asset Value				$951.4
Total Investments at Fair Value				$1,572.0

(a)	In accordance with ASU No. 2015-07, certain investments that are measured at fair value using the NAV per share practical expedient have not been classified in the fair value hierarchy.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

The following table sets forth by level, within the fair value hierarchy, the plan assets at fair value as of December 31, 2016:

Asset Category	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Common and Preferred Stocks:
Consumer	$39.5	$—	$—	$39.5
Energy	64.1	—	—	64.1
Financial	80.0	—	—	80.0
Health Care	42.8	—	—	42.8
Industrial	22.5	—	—	22.5
Information Technology	15.3	—	—	15.3
Other	11.7	—	—	11.7
Preferred Stocks	3.7	—	—	3.7
Total Common and Preferred Stocks	$279.6	$—	$—	$279.6
Bonds:
Corporate Bonds	$—	$64.3	$—	$64.3
Other Bonds	—	24.7	—	24.7
Total Corporate and Other Bonds	$—	$89.0	$—	$89.0
U.S. Government Bonds and Notes	$75.7	$—	$—	$75.7
Foreign Government Bonds and Mortgage Backed Securities:
Foreign Government Bonds	—	3.7	—	3.7
U.S. Agency and Mortgage Backed Securities	—	53.3	—	53.3
Total Government Bonds and U.S. Agency and Mortgage Backed Securities	$75.7	$57.0	$—	$132.7
State and Local Obligations	—	5.5	—	5.5
Real Estate Investment Trusts	3.3	—	—	3.3
Short-Term Investment Funds	—	30.4	—	30.4
Total	$358.6	$181.9	$—	$540.5
Other Investments Measured at Net Asset Value (a)
Commingled Funds:
Commingled Equity Funds				$439.3
Commingled Fixed Income Funds				396.0
Total Commingled Funds Measured at Net Asset Value				835.3
Venture Capital Fund Measured at Net Asset Value				1.0
Total Real Estate Funds Measured at Net Asset Value				49.5
Total Other Investments Measured at Net Asset Value				$885.8
Total Investments at Fair Value				$1,426.3

(a)	In accordance with ASU No. 2015-07, certain investments that are measured at fair value using the NAV per share practical expedient have not been classified in the fair value hierarchy.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

The following table sets forth the weighted average asset allocations and target asset allocations by asset category, as of the measurement dates of the plans:

	Asset Allocations		Target Asset Allocations
	As of December 31,
	2017	2016	2017	2016
Equity Securities	53%	52%	50%	50%
Debt Securities	43	44	46	46
Alternative Investments	4	4	4	4
Total	100%	100%	100%	100%
Contributions and Benefit Payments
We expect to contribute approximately $19 million to our U.S. Non-Qualified Plans and non-U.S. pension plans and approximately $2 million to our postretirement benefit plan for the year ended December 31, 2018. We did not make contributions in 2017 and do not expect to make any required contributions to the U.S. Qualified Plan in 2018 for the 2017 plan year based on the minimum funding requirements as defined in the Pension Protection Act of 2006 as amended. Final funding requirements for 2017 will be determined based on our January 2018 funding actuarial valuation.
The following table summarizes expected benefit payments from our pension plans and postretirement plans through 2027. Actual benefit payments may differ from expected benefit payments. These amounts are net of expected plan participant contributions:

	Pension Plans	Postretirement Benefits Plan
2018	$108.2	$1.6
2019	$130.4	$1.5
2020	$124.9	$1.5
2021	$124.0	$1.5
2022	$123.7	$1.5
2023 - 2027	$607.3	$6.9
Health Care Benefits
The following table presents healthcare trend assumptions used to determine the year end benefit obligation:

	2017	2016
Medical (1)	5.3%	5.5%
Prescription Drug (1)	9.0%	9.5%

(1)	The rates are assumed to decrease to 5.0% in 2026 and remain at that level thereafter.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

401(k) Plan
We have a 401(k) Plan covering substantially all U.S. employees that provides for employee salary deferral contribution and employer contributions. Employees may contribute up to 50% of their pay on a pre-tax basis subject to IRS limitations. In addition, employees with age 50 or older are allowed to contribute additional pre-tax “catch-up” contributions. In addition, the Company matches up to 50% of seven percent (7%) of a team member’s eligible compensation, subject to certain 401(k) Plan limitations.
We had expense associated with our 401(k) Plan of $11.6 million, $11.0 million and $10.5 million for the years ended December 31, 2017, 2016 and 2015, respectively. Higher expense in 2017 and 2016 compared to the respective prior year periods was primarily due to higher company matching contributions associated with higher compensation.
Note 11. Employee Stock Plans
Under our stock incentive plans certain employees and non-employee directors receive stock-based awards, such as, but not limited to, restricted stock units, restricted stock and stock options. As of December 31, 2017, 2016 and 2015, a total of 3,310,326 shares, 3,686,316 shares and 4,070,685 shares of our common stock, respectively, were available for future grants under our stock incentive plans. We also have an ESPP that allows all eligible employees to purchase shares of our common stock at a discount. See further discussion within this Note 11. under “Employee Stock Purchase Plan.”
The total stock-based compensation expense and expected tax benefit are as follows:

	For the Years Ended December 31,
	2017	2016	2015
Stock-based Compensation Expense:
Restricted Stock Units	$19.0	$19.9	$13.3
Stock Options	—	0.1	0.5
ESPP	1.5	1.2	0.9

Total Compensation Expense	$20.5	$21.2	$14.7

	For the Years Ended December 31,
	2017	2016	2015
Expected Tax Benefit (a):
Restricted Stock Units	$7.2	$7.4	$5.0
Stock Options	—	—	0.2

Total Expected Tax Benefit	$7.2	$7.4	$5.2

(a)
The expected tax benefit reflects the legacy tax rate before the enactment of the 2017 Act. See Note 5 to the consolidated financial statements included in this Annual Report on Form 10-K for the impact of the enactment of the 2017 Act.

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

	2017	2016	2015
Expected stock price volatility	25%	24%	25%
Expected dividend yield	1.7%	2.0%	1.5%
Expected term (in years)	3.0	3.0	3.0
Risk-free interest rate	1.55%	0.97%	1.04%
Fair value of LRSUs granted	$101.58	$103.15	$156.01
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

Performance Units with Total Shareholder Return (“TSR”) Performance Condition - Beginning in 2013, certain employees were granted target awards of Performance Units which contained a TSR performance condition. The awards vest 100%, three years from the date of grant. The actual number of shares of our common stock ultimately received by the employee can range from zero to 200% of the target award depending on the Company’s three-year TSR performance relative to Standard & Poor’s 500 companies. As these awards contain a market condition, we have calculated the fair value on the date of grant using a Monte Carlo simulation model with the following weighted average assumptions:

	2017	2016	2015
Expected stock price volatility	25%	24%	26%
Expected dividend yield	1.7%	2.0%	1.5%
Expected term (in years)	2.8	2.8	2.8
Risk-free interest rate	1.52%	0.96%	0.99%
Fair value of Performance Units granted	$86.76	$108.36	$172.99
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
These grants are not entitled to dividend equivalents.
Performance Units with Revenue Performance Condition - Beginning in 2013, certain employees were granted target awards of Performance Units which contained a revenue performance condition. The awards vest 100%, three years from the date of grant. The actual number of shares of our common stock ultimately received by the employee can range from zero to 200% of the target award depending on the Company’s three-year revenue compounded annual growth rate. The fair value is calculated by using the average of the high and low prices of our common stock on the date of grant.
These grants are not entitled to dividend equivalents.
Restricted Stock Unit Opportunity - Prior to 2014, certain employees were provided an annual opportunity to receive an award of restricted stock units in the future. The award was contingent on performance against the same goals that drove the payout under the annual cash incentive plan. The restricted stock units were granted after the one-year performance goals had been met and then vest over a three-year period on a graded vesting basis. The annual awards of restricted stock units to employees were generally granted in the first quarter of the year following the conclusion of the fiscal year for which the goals were measured and attained.

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
Changes in our nonvested performance-based restricted stock units for the year ended December 31, 2017 are summarized as follows:

Performance-based Restricted Stock Units	Shares	Weighted Average Grant-Date Fair Value Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Nonvested Shares at December 31, 2016	306,557	$115.64	1.7	$37.2
Granted	126,919	$99.87
Adjustment For Shares Earned Against Target (1)	(7,223)	N/A
Vested	(89,356)	$111.28
Forfeited	(27,703)	$122.76
Nonvested Shares at December 31, 2017 (2)	309,194	$109.97	1.4	$36.6
(1) Represents share adjustment as a result of final and expected performance against specified performance targets.
(2) Represents the number of shares expected to be issued based on achievement of grant date performance targets. The actual number of shares issued will depend on the company’s actual performance against specified targets during the performance periods.
Total unrecognized compensation expense related to nonvested performance-based restricted stock units at December 31, 2017 was $10.2 million. This expense is expected to be recognized over a weighted average period of 1.5 years. The weighted average grant date fair value per share of the performance-based restricted stock units granted during the years ended December 31, 2016 and 2015 were $103.02 and $148.93, respectively.
Service-based Restricted Stock Units
In order to attract and retain executive talent, the Company issues special grants of restricted stock units to certain employees. These grants generally vest over a three to five-year period on a graded vesting basis.
Our non-employee directors receive grants of restricted stock units as part of their annual equity retainer. These grants will vest 100%, immediately prior to the next annual meeting of shareholders (normally about one year).
For the service-based restricted stock units, the fair value is calculated by using the average of the high and low prices of our common stock on the date of grant. The service-based restricted stock units are entitled to dividend equivalents, payable only if and when the underlying restricted stock units vest.
Changes in our nonvested service-based restricted stock units for the year ended December 31, 2017 are summarized as follows:

Service-based Restricted Stock Units	Shares	Weighted Average Grant-Date Fair Value Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Nonvested Shares at December 31, 2016	169,256	$105.30	1.2	$20.5
Granted	53,229	$109.27
Vested	(78,316)	$104.71
Forfeited	(12,084)	$110.69
Nonvested Shares at December 31, 2017	132,085	$106.75	0.9	$15.6
Total unrecognized compensation expense related to nonvested service-based restricted stock units at December 31, 2017 was $4.7 million. This expense is expected to be recognized over a weighted average period of 1.1 years. The weighted average

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

grant date fair value per share of the service-based restricted stock units granted during the years ended December 31, 2016 and 2015 were $102.90 and $122.84, respectively.
The total fair value of all restricted stock units vesting during the years ended December 31, 2017, 2016 and 2015 were $18.2 million, $10.6 million and $13.9 million, respectively. The expected tax benefit associated with the tax deduction from the vesting of restricted stock units totaled $6.8 million, $3.9 million and $5.1 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Stock Option Programs
As of December 31, 2017, all of the outstanding stock options were vested and exercisable. Our stock options generally expire ten years from the date of grant. Beginning in 2013, the annual award of stock options to employees was replaced with an award of Leveraged Restricted Stock Units.
The fair value of each stock option award was calculated on the date of grant using the Black-Scholes option valuation model that used the weighted average assumptions in the following table:

	2017	2016	2015
Expected stock price volatility	N/A	N/A	23%
Expected dividend yield	N/A	N/A	1.4%
Expected term (in years)	N/A	N/A	7.0
Risk-free interest rate	N/A	N/A	2.20%
Fair value of stock options granted	N/A	N/A	$30.25
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
Changes in stock options for the year ended December 31, 2017 are summarized as follows:

Stock Options	Shares	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	78,456	$84.58	4.3	$2.9

Granted	—	$—
Exercised	(9,102)	$86.79
Forfeited or expired	(1,000)	$82.64
Outstanding at December 31, 2017	68,354	$84.31	3.7	$2.4

Exercisable at December 31, 2017	68,354	$84.31	3.7	$2.4
Stock options outstanding at December 31, 2017 were originally granted during the years 2008 through 2015 and are exercisable over periods ending no later than 2025. At December 31, 2016 and 2015, stock options for 78,456 shares and 557,284 shares of our common stock, respectively, were exercisable.
The total intrinsic value of stock options exercised during the years ended December 31, 2017, 2016 and 2015 were $0.3 million, $27.2 million and $5.3 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

The following table summarizes information about stock options outstanding at December 31, 2017:

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price Per Share	Shares	Weighted Average Exercise Price Per Share
$60.49 - $70.54	7,438	3.0	$66.80	7,438	$66.80
$78.34 - $80.45	12,300	3.2	$80.35	12,300	$80.35
$82.64 - $88.37	41,055	3.5	$83.77	41,055	$83.77
$98.54 - $129.54	7,561	6.3	$110.90	7,561	$110.90
	68,354			68,354
As of December 31, 2017, there was no unrecognized compensation expense as all of our outstanding stock options were fully vested. The total fair value of stock options vested during the years ended December 31, 2016 and 2015 were $0.8 million and $1.6 million, respectively.
Cash received from the exercise of Dun & Bradstreet stock options for the year ended December 31, 2017 was $0.8 million. The expected tax benefit associated with the tax deduction from the exercise of stock options totaled $0.1 million for the year ended December 31, 2017.
Employee Stock Purchase Plan
On May 6, 2015, our shareholders approved The Dun & Bradstreet Corporation 2015 Employee Stock Purchase Plan (“2015 ESPP”) which authorized the issuance of up to 1,000,000 shares of our common stock plus any shares remaining and available for issuance under The Dun & Bradstreet Corporation 2000 Employee Stock Purchase Plan (“2000 ESPP”). At December 31, 2017, 1,162,899 shares of common stock (inclusive of the remaining shares from the 2000 ESPP) were available for future grants under the 2015 ESPP.
Under the terms of the 2015 ESPP, employees can acquire shares of our common stock at semi-annual intervals at a 15% discount and subject to certain limitations set forth in the 2015 ESPP. The purchase price is 85% of the lower of the average of the high and low prices or our stock (i) on the first trading day of the offering period or (ii) on the purchase date. Under the 2015 ESPP, we sold 60,373 shares and 50,038 shares to employees for the years ended December 31, 2017 and 2016, respectively.
Expense associated with the 2015 ESPP is based on the fair value of the first day of the offering period which is calculated using the Black-Scholes option valuation model that used the weighted average assumptions in the following table:

	2017	2016	2015
Expected stock price volatility	28%	23%	21%
Expected dividend yield	1.8%	1.6%	1.6%
Expected term (in years)	0.5	0.5	0.5
Risk-free interest rate	1.21%	0.38%	0.80%
Fair value of options granted	$25.08	$24.84	$23.32
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
Under the terms of the 2000 ESPP, employees purchased our common stock at a 15% discount from market value, subject to certain limitations as set forth in the 2000 ESPP. The purchase price of the stock on the date of purchase is 85% of the average of the high and low prices of our stock on the last trading day of the month. Under the 2000 ESPP, we sold 43,695 shares to employees for the year ended December 31, 2015.
Cash received from employees participating in our ESPP for the year ended December 31, 2017 was $5.6 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Note 12. Lease Commitments and Contractual Obligations
Leases
Most of our operations are conducted from leased facilities, which are under operating leases that expire over the next nine years, with the majority expiring within five years. Our corporate office is located at 103 JFK Parkway, Short Hills, New Jersey 07078, in a 123,000-square-foot property that we lease. This property also serves as our executive offices. In December 2014, we supplemented this space with the addition of 69,280 square feet of leased office space located at 101 JFK Parkway, Short Hills, New Jersey. Both of these leases are co-terminus and expire on February 28, 2023, with two five-year renewal options.
We also lease certain computer and other equipment under operating leases that expire over the next three to five years, respectively. These computer and other equipment leases are frequently renegotiated as advancements in computer technology provide opportunities to lower costs and improve performance. Rental expenses under operating leases (cancelable and non-cancelable) were $33.1 million, $32.4 million, and $27.4 million for the years ended December 31, 2017, 2016 and 2015, respectively.
Other Contractual Obligations
Detailed below are some of our larger contractual obligations.
Acxiom Corporation and Ensono, L.P.
We currently outsource certain of our product and technology capabilities in North America and our fulfillment processes in Europe to Acxiom in order to increase the speed, data processing and matching capabilities for our global sales and marketing customers. Effective January 1, 2018, the agreement was modified and extended through December 31, 2019 with an aggregate minimum obligation of approximately $17 million.
We currently also have outsourcing agreements with Ensono, L.P. (as assignee of Acxiom) related to certain infrastructure management services for our North America markets and our data center operations in Ireland. The outsourcing services include data center operations, technology help desk and network management functions. The agreements were originally entered into with Acxiom which was assigned to Ensono Holdco, Inc. (or formerly known as Aspen Holdco, Inc.) effective July 31, 2015 due to the divestiture of Acxiom’s IT outsourcing business. Ensono Holdco, Inc. subsequently reassigned these agreements to its subsidiary Ensono, L.P. Effective January 1, 2017, we entered into a new five-year agreement with Ensono L.P. with an aggregate minimum commitment of approximately $159 million.
We incurred costs of approximately $66 million, $81 million and $85 million under all of these outsourcing agreements for the years ended December 31, 2017, 2016 and 2015, respectively. At December 31, 2017, total payments to Acxiom and Ensono, L.P. over the remaining terms of all contracts will aggregate to approximately $125 million.
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
We incurred costs of approximately $20 million, $17 million and $10 million related to this agreement in 2017, 2016 and 2015, respectively. At December 31, 2017, total payments over the remaining term of the agreement through May 2018 will aggregate to approximately $9 million.
Convergys Customer Management Group
We currently have outsourcing agreements with Convergys Customer Management Group (“CCMG”) through December 2022 related to our customer contact center solution. The primary scope of the agreement includes the following services for our North America business: (i) Outbound Customer Service, which principally involves the collection, compilation and verification of information contained in our databases; and (ii) Data Update Service, which principally involves the bulk or discrete updates to the critical data elements about companies in our databases. Previously, CCMG also provided services related to the Inbound Customer Services function, which was terminated in March 2017.
We incurred costs of approximately $13 million, $18 million, and $18 million for the years ended December 31, 2017, 2016, and 2015, respectively. At December 31, 2017, total payments to CCMG over the remaining terms of the above contracts will aggregate to approximately $49 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Worldwide Network Partnership Agreements
As we shifted more of our non-U.S. businesses into the Worldwide Network partnership model, we entered into commercial service agreements with our third party Worldwide Network partners with various terms ranging from 5 to 15 years.  Under these agreements we commit to purchase data and services from our partners in order to serve our global customers.

We incurred costs of approximately $21 million, $8 million and $3 million under the partnership agreements for the years ended December 31, 2017, 2016 and 2015, respectively.  At December 31, 2017, total payments to our Worldwide Network partners over the remaining terms of all agreements will aggregate to approximately $208 million.
The following table quantifies our future contractual obligations as discussed above as of December 31, 2017:

Contractual Obligations	2018	2019	2020	2021	2022	Thereafter	Total
Operating Leases	$35.2	$31.8	$29.1	$25.7	$21.6	$42.9	$186.3
Commitments to Outsourcers and Other Purchase Obligations	$148.6	$92.0	$56.8	$43.6	$29.4	$103.3	$473.7
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
Note 13. Contingencies
We are involved in legal proceedings, claims and litigation arising in the ordinary course of business for which we believe that we have adequate reserves, and such reserves are not material to the consolidated financial statements. We record a liability when management believes that it is both probable that a liability has been incurred and we can reasonably estimate the amount of the loss. For such matters where management believes a liability is not probable but is reasonably possible, a liability is not recorded; instead, an estimate of loss or range of loss, if material individually or in the aggregate, is disclosed if reasonably estimable, or a statement will be made that an estimate of loss cannot be made. Once we have disclosed a matter that we believe is or could be material to us, we continue to report on such matter until there is finality of outcome or until we determine that disclosure is no longer warranted. Further, other than specifically stated below to the contrary, we believe our estimate of the aggregate range of reasonably possible losses, in excess of established reserves, for our legal proceedings was not material at December 31, 2017. In addition, from time to time, we may be involved in additional matters, which could become material and for which we may also establish reserve amounts, as discussed below. In accordance with ASC 450, “Contingencies,” or “ASC 450,” as of December 31, 2017, we have established a reserve of approximately $10 million with respect to the matters set forth below.
China Operations
On March 18, 2012, we announced we had temporarily suspended our Shanghai Roadway D&B Marketing Services Co. Ltd. (“Roadway”) operations in China, pending an investigation into allegations that its data collection practices may have violated local Chinese consumer data privacy laws. Thereafter, the Company decided to permanently cease the operations of Roadway. In addition, we have been reviewing certain allegations that we may have violated the Foreign Corrupt Practices Act and certain other laws in our China operations. As previously reported, we voluntarily contacted the Securities and Exchange Commission (“SEC”) and the United States Department of Justice (“DOJ”) to advise both agencies of our investigation, which has now ended.
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
Our discussions with both the SEC and DOJ have concluded, and the ultimate outcome is not material to our business, financial condition or results of operations. The parties have agreed in principle on the potential resolution of this matter, and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

are finalizing the related documentation. In accordance with ASC 450, at December 31, 2017 a reserve in respect of this matter has been accrued in the consolidated financial statements.
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
On September 16, 2015, plaintiff filed reply briefs in support of the motions for class certification. At the request of the parties, on October 30, 2015, the Court entered an order striking plaintiff’s class certification motions without prejudice and striking all upcoming deadlines while the parties negotiated a written settlement agreement. On February 11, 2016, the parties entered into a written settlement term sheet, and on May 16, 2016 the parties executed a settlement agreement, which was subject to Court approval. On May 17, 2016, plaintiff filed an Unopposed Motion for Preliminary Approval of the Class Action Settlement. On August 9, 2016, the Court denied plaintiff’s motion without prejudice and directed the parties to file either a renewed motion for preliminary approval of the class action settlement or a joint status report. On October 14, 2016, the parties entered into an amended settlement agreement, which amended some of the non-monetary terms of the agreement. On the same day, plaintiff filed with the Court the amended settlement agreement together with an unopposed renewed motion for preliminary approval of the amended settlement. On December 22, 2016, the Court denied plaintiff’s renewed motion and directed the parties to file either a renewed motion for preliminary approval of the class action settlement or a joint status report within 70 days. On March 2, 2017, the parties entered into a second amended settlement agreement. On the same day, plaintiff filed the second amended settlement agreement together with an unopposed renewed motion for preliminary approval of the second amended settlement. On May 5, 2017, the Court entered an order preliminarily certifying the class for settlement; approving the settlement, including the settlement amount, subject to certain changes to the settlement’s notice and administration provisions; and directing Plaintiffs to file supplemental papers addressing the notice and administration issues the Court identified. On August 25, 2017, the parties entered into a third amended stipulation of settlement, and plaintiffs filed

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

a supplemental brief seeking approval of the third amended stipulation of settlement and addressing the issues identified in the Court’s May 5, 2017 order. On October 13, 2017, the Court denied Plaintiff’s motion without prejudice and directed the parties to file within 60 days either a joint status report or a renewed motion for preliminary approval addressing issues identified by the Court regarding the settlement class definition and the allocation of the settlement proceeds. On December 1, 2017, the parties filed a joint motion that, among other things, requested that the Court decertify the settlement class and rescind the appointment of class counsel. On December 12, 2017, the parties filed a joint status report. On December 21, 2017, the Court issued orders that, among other things, decertified the settlement class, rescinded the appointment of class counsel, granted DBCC’s motion to dismiss the Vinotemp complaint without prejudice, ordered that a consolidated complaint be filed by January 19, 2018, and set trial for March 4, 2019. On January 12, 2018, the parties entered into a settlement agreement. On January 19, 2018, the parties filed a stipulation dismissing the action with prejudice as to the named plaintiff and without prejudice as to the absent putative class members. On January 19, 2018, the Court closed the case.
Our ultimate liability related to this matter is not material to our business, financial condition or results of operations.
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
On March 4, 2014, in response to a direction from the Ohio court, Die-Mension withdrew its original complaint and filed an amended complaint. The amended complaint contains the same substantive allegations as the original complaint, but limits the purported class to small businesses in Ohio that purchased the CreditBuilder product. On March 12, 2014, DBCC agreed to waive service of the amended complaint and on March 13, 2014, the Company agreed to waive service. On May 5, 2014, the Company and DBCC filed a Joint Motion to Transfer the litigation to the Western District of Washington. On June 9, 2014, the Ohio court issued an order granting the Defendants’ Joint Motion to Transfer. On June 22, 2014, the case was transferred to the Western District of Washington. Pursuant to an order entered on December 17, 2014 by the Washington court, this case was coordinated for pre-trial discovery purposes with related cases transferred to the Western District of Washington. On January 6, 2015, the Court entered a stipulation and order setting forth the case management schedule. On January 15, 2015, Defendants filed motions to dismiss the amended complaint. In response, Die-Mension filed a second amended complaint on March 13, 2015. On April 3, 2015, Defendants filed motions to dismiss the second amended complaint, and on May 22, 2015, Die-Mension filed its oppositions to the motions. Defendants filed reply briefs on June 12, 2015. On July 17, 2015, Die-Mension filed motions for class certification against the Company and DBCC. On September 9, 2015, the Washington court entered an order denying the Company’s motion to dismiss, and on September 10, 2015, it entered an order granting DBCC’s motion to dismiss without prejudice. At the request of the parties, on October 30, 2015, the Court entered an order striking plaintiff’s class certification motions without prejudice and striking all upcoming deadlines while the parties negotiated a written settlement agreement. On February 11, 2016, the parties entered into a written settlement term sheet, and on May 16, 2016, the parties executed a settlement agreement, which was subject to Court approval. On May 17, 2016, plaintiff filed an Unopposed Motion for Preliminary Approval of the Class Action Settlement. On August 9, 2016, the Court denied plaintiff’s motion without prejudice and directed the parties to file either a renewed motion for preliminary approval of the class action settlement or a joint status report. On October 14, 2016, the parties entered into an amended settlement agreement, which amended some of the non-monetary terms of the agreement. On the same day, plaintiff filed with the Court the amended settlement agreement together with an unopposed renewed motion for preliminary approval of the amended settlement. On December 22, 2016, the Court denied plaintiff’s renewed motion and directed the parties to file either a renewed motion for preliminary approval of the class action settlement or a joint status report within 70 days. On March 2, 2017, the parties entered into a second amended settlement agreement. On the same day, plaintiff filed the second amended settlement agreement together with an unopposed renewed motion for preliminary approval of the second amended settlement. On May 5, 2017, the Court entered an order preliminarily certifying the class for settlement; approving the settlement, including the settlement amount, subject to certain changes to the settlement’s notice and administration provisions; and directing Plaintiffs to file supplemental papers addressing the notice and administration issues the Court identified. On August 25, 2017, the parties entered into a third amended stipulation of settlement, and plaintiffs filed a supplemental brief seeking approval of the third amended stipulation of settlement and addressing the issues identified in the Court’s May 5, 2017 order. On October 13, 2017, the Court denied Plaintiff’s motion without prejudice and directed the parties to file within 60 days either a joint status report or a renewed motion for preliminary approval addressing issues identified by the Court regarding the settlement class definition and the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

allocation of the settlement proceeds. On December 1, 2017, the parties filed a joint motion that, among other things, requested that the Court decertify the settlement class and rescind the appointment of class counsel. On December 12, 2017, the parties filed a joint status report. On December 21, 2017, the Court issued orders that, among other things, decertified the settlement class, rescinded the appointment of class counsel, granted DBCC’s motion to dismiss the Vinotemp complaint without prejudice, ordered that a consolidated complaint be filed by January 19, 2018, and set trial for March 4, 2019. On January 12, 2018, the parties entered into a settlement agreement. On January 19, 2018, the parties filed a stipulation dismissing the action with prejudice as to the named plaintiff and without prejudice as to the absent putative class members. On January 19, 2018, the Court closed the case.
Our ultimate liability related to this matter is not material to our business, financial condition or results of operations.
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
On March 31, 2014, the Company agreed to waive service of the complaint and on April 2, 2014, DBCC agreed to waive service. On June 13, 2014, the Company and DBCC filed a Joint Unopposed Motion to Transfer the litigation to the Western District of Washington. On July 2, 2014, the California court granted the Defendants’ Joint Motion to Transfer, and on July 8, 2014, the case was transferred to the Western District of Washington. Pursuant to an order entered on December 17, 2014 by the Washington court, this case was coordinated for pre-trial discovery purposes with related cases transferred to the Western District of Washington. On January 6, 2015, the Court entered a stipulation and order setting forth the case management schedule. On January 15, 2015, Defendants filed motions to dismiss the complaint. In response, plaintiffs filed an amended complaint on March 13, 2015. On April 3, 2015, Defendants filed motions to dismiss the amended complaint, and on May 22, 2015, plaintiffs filed their oppositions to the motions. Defendants filed reply briefs on June 12, 2015. On July 17, 2015, Plaintiffs filed motions for class certification against the Company and DBCC. On September 9, 2015, the Washington court entered an order denying the Company’s motion to dismiss. At the request of the parties, on October 30, 2015, the Court entered an order striking plaintiff’s class certification motions and DBCC’s motion to dismiss without prejudice and striking all upcoming deadlines while the parties negotiated a written settlement agreement. On February 11, 2016, the parties entered into a written settlement term sheet, and on May 16, 2016, the parties executed a settlement agreement, which was subject to Court approval. On May 17, 2016, plaintiffs filed an Unopposed Motion for Preliminary Approval of the Class Action Settlement. On August 9, 2016, the Court denied plaintiffs’ motion without prejudice and directed the parties to file either a renewed motion for preliminary approval of the class action settlement or a joint status report. On October 14, 2016, the parties entered into an amended settlement agreement, which amended some of the non-monetary terms of the agreement. On the same day, plaintiffs filed with the Court the amended settlement agreement together with an unopposed renewed motion for preliminary approval of the amended settlement. On December 22, 2016, the Court denied plaintiffs’ renewed motion and directed the parties to file either a renewed motion for preliminary approval of the class action settlement or a joint status report within 70 days. On March 2, 2017, the parties entered into a second amended settlement agreement. On the same day, plaintiff filed the second amended settlement agreement together with an unopposed renewed motion for preliminary approval of the second amended settlement. On May 5, 2017, the Court entered an order preliminarily certifying the class for settlement; approving the settlement, including the settlement amount, subject to certain changes to the settlement’s notice and administration provisions; and directing Plaintiffs to file supplemental papers addressing the notice and administration issues the Court identified. On August 25, 2017, the parties entered into a third amended stipulation of settlement, and plaintiffs filed a supplemental brief seeking approval of the third amended stipulation of settlement and addressing the issues identified in the Court’s May 5, 2017 order. On October 13, 2017, the Court denied Plaintiffs’ motion without prejudice and directed the parties to file within 60 days either a joint status report or a renewed motion for preliminary approval addressing issues identified by the Court regarding the settlement class definition and the allocation of the settlement proceeds. On December 1, 2017, the parties filed a joint motion that, among other things, requested that the Court decertify the settlement class and rescind the appointment of class counsel. On December 12, 2017, the parties filed a joint status report. On December 21, 2017, the Court issued orders that, among other things, decertified the settlement class, rescinded the appointment of class counsel, granted DBCC’s motion to dismiss the Vinotemp complaint without prejudice, ordered that a consolidated complaint be filed by January 19, 2018, and set trial for

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

March 4, 2019. On January 12, 2018, the parties entered into a settlement agreement. On January 19, 2018, the parties filed a stipulation dismissing the action with prejudice as to the named plaintiff and without prejudice as to the absent putative class members. On January 19, 2018, the Court closed the case.
Our ultimate liability related to this matter is not material to our business, financial condition or results of operations.
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
On June 18, 2014, DBCC agreed to waive service of the complaint and on June 26, 2014, the Company agreed to waive service of the complaint. On August 4, 2014, the Company and DBCC filed a Joint Unopposed Motion to Transfer the litigation to the Western District of Washington. On September 8, 2014, the North Carolina court granted the motion to transfer, and on September 9, 2014, the case was transferred to the Western District of Washington. Pursuant to an order entered on December 17, 2014 by the Washington court, this case was coordinated for pre-trial discovery purposes with related cases transferred to the Western District of Washington. On January 6, 2015, the Court entered a stipulation and order setting forth the case management schedule. On January 15, 2015, Defendants filed motions to dismiss the complaint. In response, Flow Sciences filed an amended complaint on March 13, 2015. On April 3, 2015, Defendants filed motions to dismiss the amended complaint, and on May 22, 2015, Flow Science filed its oppositions to the motions. Defendants filed reply briefs on June 12, 2015. On July 17, 2015, Flow Sciences filed motions for class certification against the Company and DBCC. On September 9, 2015, the Washington court entered an order denying the Company’s motion to dismiss and on October 19, 2015, it entered an order denying DBCC’s motion to dismiss. At the request of the parties, on October 30, 2015, the Court entered an order striking plaintiff’s class certification motions without prejudice and striking all upcoming deadlines while the parties negotiated a written settlement agreement. On February 11, 2016, the parties entered into a written settlement term sheet, and on May 16, 2016, the parties executed a settlement agreement, which was subject to Court approval. On May 17, 2016, plaintiff filed an Unopposed Motion for Preliminary Approval of the Class Action Settlement. On August 9, 2016, the Court denied plaintiff’s motion without prejudice and directed the parties to file either a renewed motion for preliminary approval of the class action settlement or a joint status report. On October 14, 2016, the parties entered into an amended settlement agreement, which amended some of the non-monetary terms of the agreement. On the same day, plaintiff filed with the Court the amended settlement agreement together with an unopposed renewed motion for preliminary approval of the amended settlement. On December 22, 2016, the Court denied plaintiff’s renewed motion and directed the parties to file either a renewed motion for preliminary approval of the class action settlement or a joint status report within 70 days. On March 2, 2017, the parties entered into a second amended settlement agreement. On the same day, plaintiff filed the second amended settlement agreement together with an unopposed renewed motion for preliminary approval of the second amended settlement. On May 5, 2017, the Court entered an order preliminarily certifying the class for settlement; approving the settlement, including the settlement amount, subject to certain changes to the settlement’s notice and administration provisions; and directing Plaintiffs to file supplemental papers addressing the notice and administration issues the Court identified. On August 25, 2017, the parties entered into a third amended stipulation of settlement, and plaintiffs filed a supplemental brief seeking approval of the third amended stipulation of settlement and addressing the issues identified in the Court’s May 5, 2017 order. On October 13, 2017, the Court denied Plaintiff’s motion without prejudice and directed the parties to file within 60 days either a joint status report or a renewed motion for preliminary approval addressing issues identified by the Court regarding the settlement class definition and the allocation of the settlement proceeds. On December 1, 2017, the parties filed a joint motion that, among other things, requested that the Court decertify the settlement class and rescind the appointment of class counsel. On December 12, 2017, the parties filed a joint status report. On December 21, 2017, the Court issued orders that, among other things, decertified the settlement class, rescinded the appointment of class counsel, granted DBCC’s motion to dismiss the Vinotemp complaint without prejudice, ordered that a consolidated complaint be filed by January 19, 2018, and set trial for March 4, 2019. On January 12, 2018, the parties entered into a settlement agreement. On January 19, 2018, the parties filed a stipulation dismissing the action with prejudice as to the named plaintiff and without prejudice as to the absent putative class members. On January 19, 2018, the Court closed the case.
Our ultimate liability related to this matter is not material to our business, financial condition or results of operations.

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
On June 26, 2014, the Company agreed to waive service of the complaint, and on July 2, 2014, DBCC agreed to waive service. On July 29, 2014, the Company and DBCC filed a Joint Unopposed Motion to Transfer the litigation to the Western District of Washington. On July 31, 2014, the New Jersey court granted the Defendants’ Joint Motion to Transfer, and the case was transferred to the Western District of Washington on August 20, 2014. Pursuant to an order entered on December 17, 2014 by the Washington court, this case was coordinated for pre-trial discovery purposes with related cases transferred to the Western District of Washington. On January 6, 2015, the Court entered a stipulation and order setting forth the case management schedule. On January 15, 2015, Defendants filed motions to dismiss the complaint. In response, Altaflo filed an amended complaint on March 13, 2015. On April 3, 2015, Defendants filed motions to dismiss the amended complaint, and on May 22, 2015, Altaflo filed its oppositions to the motions. Defendants filed reply briefs on June 12, 2015. On July 17, 2015, Altaflo filed motions for class certification against the Company and DBCC. On September 9, 2015, the Washington court entered an order denying the Company’s motion to dismiss, and on October 19, 2015, it entered an order granting DBCC’s motion to dismiss without prejudice. At the request of the parties, on October 30, 2015, the Court entered an order striking plaintiff’s class certification motions without prejudice and striking all upcoming deadlines while the parties negotiated a written settlement agreement. On February 11, 2016, the parties entered into a written settlement term sheet, and on May 16, 2016, the parties executed a settlement agreement, which was subject to Court approval. On May 17, 2016, plaintiff filed an Unopposed Motion for Preliminary Approval of the Class Action Settlement. On August 9, 2016, the Court denied plaintiff’s motion without prejudice and directed the parties to file either a renewed motion for preliminary approval of the class action settlement or a joint status report. On October 14, 2016, the parties entered into an amended settlement agreement, which amended some of the non-monetary terms of the agreement. On the same day, plaintiff filed with the Court the amended settlement agreement together with an unopposed renewed motion for preliminary approval of the amended settlement. On December 22, 2016, the Court denied plaintiff’s renewed motion and directed the parties to file either a renewed motion for preliminary approval of the class action settlement or a joint status report within 70 days. On March 2, 2017, the parties entered into a second amended settlement agreement. On the same day, plaintiff filed the second amended settlement agreement together with an unopposed renewed motion for preliminary approval of the second amended settlement. On May 5, 2017, the Court entered an order preliminarily certifying the class for settlement; approving the settlement, including the settlement amount, subject to certain changes to the settlement’s notice and administration provisions; and directing Plaintiffs to file supplemental papers addressing the notice and administration issues the Court identified. On August 25, 2017, the parties entered into a third amended stipulation of settlement, and plaintiffs filed a supplemental brief seeking approval of the third amended stipulation of settlement and addressing the issues identified in the Court’s May 5, 2017 order. On October 13, 2017, the Court denied Plaintiff’s motion without prejudice and directed the parties to file within 60 days either a joint status report or a renewed motion for preliminary approval addressing issues identified by the Court regarding the settlement class definition and the allocation of the settlement proceeds. On December 1, 2017, the parties filed a joint motion that, among other things, requested that the Court decertify the settlement class and rescind the appointment of class counsel. On December 12, 2017, the parties filed a joint status report. On December 21, 2017, the Court issued orders that, among other things, decertified the settlement class, rescinded the appointment of class counsel, granted DBCC’s motion to dismiss the Vinotemp complaint without prejudice, ordered that a consolidated complaint be filed by January 19, 2018, and set trial for March 4, 2019. On January 12, 2018, the parties entered into a settlement agreement. On January 19, 2018, the parties filed a stipulation dismissing the action with prejudice as to the named plaintiff and without prejudice as to the absent putative class members. On January 19, 2018, the Court closed the case.
Our ultimate liability related to this matter is not material to our business, financial condition or results of operations.
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
A discovery conference with the Court was held on November 16, 2016, and a Joint Discovery Plan was entered by the Court. A discovery status conference with the Court was subsequently held on February 7, 2017. Discovery is now underway, and the parties have entered a discovery confidentiality agreement. On November 17, 2017, Sentry filed a motion to enforce third party subpoenas issued to Dun & Bradstreet’s insurance brokers and former general liability insurer to compel the production of documents. Dun & Bradstreet filed its opposition to Sentry’s motion on December 4, 2017, and Sentry filed its reply brief on December 11, 2017. To date, the Court has not issued a decision on the motion.
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
As discussed above, at the Court’s direction in the O&R Class Actions, the parties in the underlying Class Actions have negotiated amendments to the settlement agreement in the Class Actions and on October 14, 2016, plaintiffs filed a renewed motion seeking preliminary approval of the amended class action settlement. On December 22, 2016, the Court denied that motion without prejudice and directed the parties in the underlying Class Actions to file either a renewed motion for preliminary approval of the class action settlement or a joint status report within 70 days. On March 2, 2017, the parties entered into a second amended settlement agreement. On the same day, plaintiff filed the second amended settlement agreement together with an unopposed renewed motion for preliminary approval of the second amended settlement. On May 5, 2017, the Court entered an order preliminarily certifying the class for settlement; approving the settlement, including the settlement amount, subject to certain changes to the settlement’s notice and administration provisions; and directing Plaintiffs to file supplemental papers addressing the notice and administration issues the Court identified. On August 25, 2017, the parties entered into a third amended stipulation of settlement, and plaintiffs filed a supplemental brief seeking approval of the third amended stipulation of settlement and addressing the issues identified in the Court’s May 5, 2017 order. On October 13, 2017, the Court denied Plaintiff’s motion without prejudice and directed the parties to file within 60 days either a joint status report or a renewed motion for preliminary approval addressing issues identified by the Court regarding the settlement class definition and the allocation of the settlement proceeds. On December 1, 2017, the parties filed a joint motion that, among other things, requested that the Court decertify the settlement class and rescind the appointment of class counsel. On December 12, 2017,the parties filed a joint status report. On December 21, 2017, the Court issued orders that, among other things, decertified the settlement class, rescinded the appointment of class counsel, granted DBCC’s motion to dismiss the Vinotemp complaint without prejudice, ordered that a consolidated complaint be filed by January 19, 2018, and set trial for March 4, 2019. On January 12, 2018, the parties entered into a settlement agreement. On January 19, 2018, the parties filed a stipulation dismissing the action with prejudice as to the named plaintiff and without prejudice as to the absent putative class members. On January 19, 2018, the Court closed the case.
Our ultimate liability related to the Sentry matter is not material to our business, financial condition or results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Dun & Bradstreet is continuing to investigate the allegations in the Sentry Insurance matter, and discovery in this action is still in the early stages. In accordance with ASC 450 Contingencies, as no damages are being sought from Dun & Bradstreet, a loss in connection with this matter is not probable, reasonably possible or estimable, and thus no reserve has been established nor has a range of loss been disclosed.
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

•
Non-Americas, which currently consists of our operations in the U.K., Greater China, India and our European and Asia Pacific Worldwide Networks (we divested our operations in Benelux in November 2016 and ANZ in June 2015).

Our customer solution sets are D&B Risk Management Solutions™ and D&B Sales & Marketing Solutions™. Inter-segment sales are immaterial, and no single customer accounted for 10% or more of our total revenue. For management reporting purposes, we evaluate business segment performance before restructuring charges, other non-core gains and charges that are not in the normal course of business and intercompany transactions, because these charges and transactions are not a component of our ongoing income or expenses and may have a disproportionate positive or negative impact on the results of our ongoing underlying business.

	For the Years Ended December 31,
	2017	2016	2015
Revenue:
Americas	$1,448.2	$1,416.1	$1,329.1
Non-Americas	294.3	287.6	308.0
Consolidated Total	$1,742.5	$1,703.7	$1,637.1
Operating Income (Loss):
Americas	$419.1	$429.5	$369.3
Non-Americas	84.0	59.4	83.1
Total Segments	503.1	488.9	452.4
Corporate and Other (1)	(120.2)	(129.7)	(115.4)
Consolidated Total	382.9	359.2	337.0
Non-Operating Income (Expense) – Net	(60.2)	(155.6)	(57.0)
Income Before Provision for Income Taxes and Equity in Net Income of Affiliates	$322.7	$203.6	$280.0

Depreciation and Amortization (2):
Americas	$63.7	$53.3	$44.9
Non-Americas	9.4	9.6	10.2
Total Segments	73.1	62.9	55.1
Corporate and Other	6.6	5.7	3.6
Consolidated Total	$79.7	$68.6	$58.7

Capital Expenditures (3):
Americas	$6.0	$4.3	$5.3
Non-Americas	0.8	2.9	2.0
Total Segments	6.8	7.2	7.3
Corporate and Other	1.6	7.2	5.5
Consolidated Total	$8.4	$14.4	$12.8

Additions to Computer Software and Other Intangibles (4):
Americas	$34.6	$31.7	$36.9
Non-Americas	6.2	10.2	9.3
Total Segments	40.8	41.9	46.2
Corporate and Other	12.9	3.9	5.8
Consolidated Total	$53.7	$45.8	$52.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

	At December 31,
	2017	2016
Assets (5):
Americas	$1,585.7	$1,432.6
Non-Americas	735.0	555.9
Total Segments	2,320.7	1,988.5
Corporate and Other	160.2	220.7
Consolidated Total	$2,480.9	$2,209.2

(1)	The following table summarizes “Corporate and Other:”

	For the Years Ended December 31,
	2017	2016	2015
Corporate Costs (a)	$(91.1)	$(78.7)	$(69.6)
Restructuring Expense (b)	(32.1)	(22.1)	(32.3)
Acquisition/Divestiture Related Costs (c)	(4.8)	(1.0)	(11.3)
Decrease (Increase) of Accrual for Legal Matters (d)	8.0	(26.0)	—
Legal and Other Professional Fees and Shut-Down Costs Related to Matters in China	(0.2)	(1.9)	(2.2)
Total Corporate and Other	$(120.2)	$(129.7)	$(115.4)

(a) The increase in Corporate Costs for the year ended December 31, 2017 as compared to the prior year period was primarily due to higher professional fees driven by Corporate initiatives in 2017.
The increase in Corporate Costs for the year ended December 31, 2016 as compared to the prior year period were primarily due to higher compensation and office facility expenses as a result of office relocations.
(b) See Note 3 to the consolidated financial statements included in this Annual Report on Form 10-K.
(c) The acquisition-related costs (e.g., banker's fees) were primarily related to the acquisition of Avention during 2017 and the acquisitions of NetProspex and DBCC during 2015.
(d) The decrease in the expenses for legal matters for the year ended December 31, 2017 as compared to prior year period was related to the SEC and DOJ investigation of our China operations. The accrued expenses for legal matters for the year ended December 31, 2016 was related to litigation (Jeffrey A. Thomas v. DBCC), net of an indemnification from the DBCC acquisition escrows, and the SEC and DOJ investigation of our China operations. See Note 13 to the consolidated financial statements included in this Annual Report on Form 10-K.

(2)	Includes depreciation and amortization of Property, Plant and Equipment, Computer Software and Other Intangibles.
The increase of $11.1 million for the year ended December 31, 2017 as compared to the prior year period was primarily in the Americas segment as a result of the acquisition of Avention in January 2017, partially offset by the effect associated with the completion of the depreciable lives of certain assets.
The increase of $9.9 million for the year ended December 31, 2016 as compared to the prior year period was primarily in the Americas segment as a result of the acquisition of DBCC in May 2015, partially offset by the effect associated with the completion of the depreciable lives of certain assets.

(3)
The fluctuations in capital expenditure in Corporate and Other for each of the years ended December 31, 2017, 2016 and 2015 were primarily driven by leasehold improvement activities. Leasehold improvements for the year ended December 31, 2016 were due to office relocations during the year and for the year ended December 31, 2015 were due to the addition of office space for our Corporate headquarters.

(4)
The increase of $7.9 million in additions to computer software and other intangibles for the year ended December 31, 2017 as compared to the year ended December 31, 2016 was mainly attributable to higher expenditure in Corporate and Other related to back-office systems.

The decrease of $6.2 million in additions to computer software and other intangibles for the year ended December 31, 2016 as compared to the year ended December 31, 2015 was mainly due to overall lower planned expenditures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

(5)
Total assets in the Americas segment at December 31, 2017 increased by $153.1 million compared to December 31, 2016, primarily driven by an increase in total assets as the result of the acquisition of Avention in the first quarter of 2017 (see Note 18 to the consolidated financial statements included in this Annual Report on Form 10-K), and an increase in accounts receivable primarily driven by higher sales in 2017.

Total assets in the Non-Americas segment at December 31, 2017 increased by $179.1 million compared to December 31, 2016, primarily driven by a net increase in cash generated from operating activities during 2017 in the segment, an increase due to the acquisition of Avention in the first quarter of 2017, and the positive impact of foreign currency translation.
Total assets in Corporate and Other at December 31, 2017 decreased by $60.5 million compared to December 31, 2016, primarily driven by a decrease in net deferred tax assets due to the write-down of deferred tax assets in connection with the 2017 Act and the acquisition of Avention.

Supplemental Geographic and Customer Solution Set Information:

	At December 31,
	2017	2016
Goodwill (6):
Americas	$635.7	$550.5
Non-Americas	143.9	101.4
Consolidated Total	$779.6	$651.9
Other Intangibles
Americas (7)	$304.3	$290.7
Non-Americas	12.6	5.4
Consolidated Total	$316.9	$296.1
Other Long-Lived Assets (8):
Americas	$165.3	$156.5
Non-Americas	68.4	49.4
Consolidated Total	$233.7	$205.9
Total Long-Lived Assets	$1,330.2	$1,153.9

(6)
Goodwill at December 31, 2017 increased by $85.2 million and $42.5 million in the Americas and Non-Americas segments, respectively, compared to December 31, 2016, primarily as a result of the acquisition of Avention in the first quarter of 2017.

(7)
Other intangibles at December 31, 2017 increased by $13.6 million and $7.2 million in the Americas and Non-Americas segments, respectively, compared to December 31, 2016, primarily due to the acquisition of Avention in the first quarter of 2017, partially offset by normal amortization for the year ended December 31, 2017.

(8)
Other Long-lived assets in Americas increased by $8.8 million at December 31, 2017 compared to December 31, 2016 primarily driven by an increase in computer software due to software-related enhancements on products.

Other Long-lived assets in Non-Americas segment increased by $19.0 million at December 31, 2017 compared to December 31, 2016 primarily driven by an increase in pension plan assets and the positive impact of foreign currency translation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

	For the Years Ended December 31,
	2017	2016	2015
Customer Solution Set Revenue:
Americas:
Risk Management Solutions	$775.9	$775.4	$733.4
Sales & Marketing Solutions	672.3	640.7	595.7
Americas Total Revenue	$1,448.2	$1,416.1	$1,329.1

Non-Americas:
Risk Management Solutions	$233.9	$236.4	$244.9
Sales & Marketing Solutions	60.4	51.2	63.1
Non-Americas Total Revenue	$294.3	$287.6	$308.0

Consolidated Total:
Risk Management Solutions	$1,009.8	$1,011.8	$978.3
Sales & Marketing Solutions	732.7	691.9	658.8
Consolidated Total Revenue	$1,742.5	$1,703.7	$1,637.1

Note 15. Supplemental Financial Data

Other Accrued and Current Liabilities:

	At December 31,
	2017	2016
Restructuring Accruals	$16.2	$10.0
Professional Fees	30.8	39.3
Operating Expenses	38.3	40.2
Other Accrued Liabilities (1)	48.3	65.1
Other Accrued and Current Liabilities	$133.6	$154.6

(1)
The decrease in other accrued liabilities from December 31, 2016 to December 31, 2017 was primarily due to a payment in the first quarter of 2017 for a service-based award related to the acquisition of Dun and Bradstreet Credibility Corp (“DBCC”), a payment to resolve a legal matter (Jeffrey A. Thomas v. DBCC) during the second quarter of 2017 and a decrease in the accrual for the SEC and DOJ investigation of our China operations during the second quarter of 2017.

Other Non-Current Liabilities:

	At December 31,
	2017	2016
Deferred Compensation	$10.4	$11.0
U.S. Tax Liability Associated with the 2017 Act (2)	50.4	—
Deferred Rent Incentive	22.0	22.1
Other	17.9	12.7
Other Non-Current Liabilities	$100.7	$45.8

(2)	The increase was related to the one-time tax liability imposed by the 2017 Act on the accumulated undistributed earnings from non-U.S. subsidiaries.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Property, Plant and Equipment – Net:

	At December 31,
	2017	2016
Land	$1.0	$1.0
Buildings	1.7	1.6
Furniture	55.3	53.2
	58.0	55.8
Less: Accumulated Depreciation	39.5	35.8
	18.5	20.0
Leasehold Improvements, less:
Accumulated Amortization of $19.5 and $14.8 as of December 31, 2017 and 2016, respectively	20.4	19.4
Property, Plant and Equipment – Net	$38.9	$39.4

Other Income (Expense) – Net:

	For the Years Ended December 31,
	2017	2016	2015
Loss on Sale of Businesses (3)	$(0.7)	$(95.1)	$—
Effect of Legacy Tax Matters (4)	—	(1.7)	(6.9)
Miscellaneous Other Income (Expense) – Net (5)	(1.4)	(7.5)	(0.7)
Other Income (Expense) – Net	$(2.1)	$(104.3)	$(7.6)

(3)
During the year ended December 31, 2016, we recorded a loss due to the divestitures of our operations in Benelux and Latin America. During the year ended December 31, 2017, we recorded an additional pre-tax loss of $0.7 million for the divestiture of the Benelux businesses related to a working capital adjustment. See Note 17 to the consolidated financial statements included in Item 8. of this Annual Report on Form 10-K for further detail.

(4)
During the years ended December 31, 2016 and 2015, we recognized the reduction of a contractual receipt under a tax allocation agreement between Moody's Corporation and Dun & Bradstreet as a result of the expiration of a statute of limitations for the 2012 and 2011 tax years, respectively.

(5)
Higher Miscellaneous Other Expense during the year ended December 31, 2016 as compared to the years ended December 31, 2017 and 2015 was primarily due to an impairment charge that was recorded in the fourth quarter of 2016 related to a change in our assessment of the recoverability of a non-operating asset as a result of a decline in the projected cash flows.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Computer Software and Goodwill:

	Computer Software	Goodwill
January 1, 2016	$102.6	$704.0
Additions at Cost (6)	46.1	—
Amortization	(30.8)	—
Write-offs (7)	(3.5)	—
Other (8)	(6.3)	(52.1)
December 31, 2016	108.1	651.9
Additions at Cost (9)	54.4	—
Amortization	(34.6)	—
Acquisition (10)	0.6	116.7
Write-offs (11)	(1.9)	—
Other (12)	5.5	11.0
December 31, 2017	$132.1	$779.6

(6) Computer Software - Primarily due to software-related enhancements on products.

(7)	Computer Software - Primarily due to impairment charges on technology and software assets that were mainly related to certain terminated projects in the Americas segment.

(8) Computer Software - Primarily due to the negative impact of foreign currency fluctuations.

Goodwill - Primarily due to a decrease of $36.9 million related to the divestiture of our operations in Benelux and Latin America in the fourth quarter of 2016 and the negative impact of foreign currency fluctuation of $6.4 million. See Note 17 to the consolidated financial statements included in this Annual Report on Form 10-K.
(9) Computer Software - Primarily due to software-related enhancements on products and additions of back-office systems.

(10)	Computer Software and Goodwill - Related to the acquisition of Avention. See Note 18 to the consolidated financial statements included in this Annual Report on Form 10-K.

(11)	Computer Software - Related to impairment charges on certain software assets associated with our back-office systems as a result of our decision to use alternative technology.
(12) Computer Software and Goodwill - Primarily related to the positive impact of foreign currency fluctuations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Other Intangibles (Included in Non-Current Assets):

	Customer Relationships	Trademark and Other	Other Indefinite-Lived Intangibles	Total
January 1, 2016	$88.8	$79.0	$158.4	$326.2
Additions	—	1.1	—	1.1
Amortization	(12.5)	(16.0)	—	(28.5)
Write-offs	(1.2)	(0.9)	—	(2.1)
Other	(0.5)	(0.1)	—	(0.6)
December 31, 2016	74.6	63.1	158.4	296.1
Acquisitions (13)	30.9	20.9	—	51.8
Additions	—	0.9	—	0.9
Amortization	(14.9)	(18.0)	—	(32.9)
Write-offs	—	(0.2)	—	(0.2)
Other	1.0	0.2	—	1.2
December 31, 2017 (14)	$91.6	$66.9	$158.4	$316.9
(13) Related to the acquisition of Avention.

(14)	Customer Relationships - Net of accumulated amortization of $40.6 million and $25.1 million as of
December 31, 2017 and 2016, respectively.
Trademark and Other - Net of accumulated amortization of $102.9 million and $91.2 million as of December
31, 2017 and 2016, respectively.
Allowance for Doubtful Accounts:

January 1, 2015	$20.6
Additions charged to costs and expenses	5.1
Write-offs	(6.1)
Recoveries	1.6
Other	(0.6)
December 31, 2015	20.6
Additions charged to costs and expenses	5.3
Write-offs	(7.5)
Recoveries	3.0
Other	2.2
December 31, 2016	23.6
Additions charged to costs and expenses	4.7
Write-offs	(7.7)
Recoveries	2.9
Other	0.7
December 31, 2017	$24.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Deferred Tax Asset Valuation Allowance:

January 1, 2015	$36.8
Additions charged (credited) to costs and expenses	6.7
Additions charged (credited) due to foreign currency fluctuations	(3.5)
Additions charged (credited) to other accounts	(1.7)
December 31, 2015	38.3
Additions charged (credited) to costs and expenses	(0.2)
Additions charged (credited) due to foreign currency fluctuations	(3.5)
Additions charged (credited) to other accounts	(1.4)
December 31, 2016	33.2
Additions charged (credited) to costs and expenses	0.9
Additions charged (credited) due to foreign currency fluctuations	3.5
Additions charged (credited) to other accounts	1.5
December 31, 2017	$39.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Note 16. Quarterly Financial Data (Unaudited)
Our quarterly financial statements are prepared on the same basis as the audited annual financial statements, and include all adjustments, which include only normal recurring adjustments, necessary for the fair statement of our results of operations for these periods.

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,		Full Year
2017
Revenue:
Americas	$314.5	$333.6	$352.0	$448.1		$1,448.2
Non-Americas	67.0	72.1	76.3	78.9		294.3
Consolidated Revenue	$381.5	$405.7	$428.3	$527.0		$1,742.5
Operating Income (Loss):
Americas	$56.7	$77.1	$99.7	$185.6		$419.1
Non-Americas	18.8	20.6	23.4	21.2		84.0
Total Segments	75.5	97.7	123.1	206.8		503.1
Corporate and Other (1)	(34.6)	(21.3)	(27.9)	(36.4)		(120.2)
Consolidated Operating Income	40.9	76.4	95.2	170.4		382.9
Net Income (Loss) from Continuing Operations	17.5	46.7	55.8	25.8	(a)	145.8
Less: Net (Income) Loss Attributable to the Noncontrolling Interest	(1.2)	(1.6)	(1.7)	0.4		(4.1)
Net Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet	16.3	45.1	54.1	26.2		141.7
Income (Loss) from Discontinued Operations, Net of Income Taxes	—	—	—	—		—
Income (Loss) on Disposal of Business, Net of Income Taxes	(0.8)	—	—	—		(0.8)
Income (Loss) from Discontinued Operations, Net of Income Taxes	(0.8)	—	—	—		(0.8)
Net Income (Loss) Attributable to Dun & Bradstreet	$15.5	$45.1	$54.1	$26.2		$140.9

Basic Earnings (Loss) Per Share of Common Stock:
Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$0.44	$1.22	$1.46	$0.71		$3.84
Income (Loss) from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	(0.02)	—	—	—		(0.02)
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders (2)	$0.42	$1.22	$1.46	$0.71		$3.82
Diluted Earnings (Loss) Per Share of Common Stock:
Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$0.44	$1.22	$1.45	$0.70		$3.81
Income (Loss) from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	(0.02)	—	—	—		(0.02)
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders (2)	$0.42	$1.22	$1.45	$0.70		$3.79
Cash Dividends Paid Per Common Share (3)	$0.50	$0.50	$0.50	$0.50		$2.01
(a) Net Income (Loss) from Continuing Operations for the fourth quarter of 2017 reflects a provisional tax charge of $80.7 million recorded as a result of the enactment of the 2017 Act.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Full Year
2016
Revenue:
Americas	$307.0	$329.1	$338.8	$441.2	$1,416.1
Non-Americas	68.0	69.7	74.0	75.9	287.6
Consolidated Revenue	$375.0	$398.8	$412.8	$517.1	$1,703.7
Operating Income (Loss):
Americas	$69.6	$83.7	$100.6	$175.6	$429.5
Non-Americas	13.0	14.2	20.0	12.2	59.4
Total Segments	82.6	97.9	120.6	187.8	488.9
Corporate and Other (1)	(29.4)	(51.4)	(23.8)	(25.1)	(129.7)
Consolidated Operating Income	53.2	46.5	96.8	162.7	359.2
Net Income (Loss) from Continuing Operations	30.7	19.9	(26.8)	82.7	106.5
Less: Net (Income) Loss Attributable to the Noncontrolling Interest	(0.7)	(1.1)	(1.7)	(1.5)	(5.0)
Net Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet	30.0	18.8	(28.5)	81.2	101.5
Income from Discontinued Operations, Net of Income Taxes	—	—	—	—	—
Loss on Disposal of Business, Net of Income Taxes	—	—	(0.9)	(3.2)	(4.1)
Income (Loss) from Discontinued Operations, Net of Income Taxes	—	—	(0.9)	(3.2)	(4.1)
Net Income (Loss) Attributable to Dun & Bradstreet	$30.0	$18.8	$(29.4)	$78.0	$97.4

Basic Earnings (Loss) Per Share of Common Stock:
Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$0.83	$0.52	$(0.78)	$2.21	$2.78
Income (Loss) from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	—	—	(0.02)	(0.09)	(0.11)
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders (2)	$0.83	$0.52	$(0.80)	$2.12	$2.67
Diluted Earnings (Loss) Per Share of Common Stock:
Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$0.82	$0.51	$(0.78)	$2.19	$2.76
Income (Loss) from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	—	—	(0.02)	(0.09)	(0.11)
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders (2)	$0.82	$0.51	$(0.80)	$2.10	$2.65
Cash Dividends Paid Per Common Share (3)	$0.48	$0.48	$0.48	$0.48	$1.93

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

(1)	The following tables itemize the components of the “Corporate and Other” category of Operating Income (Loss):

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Full Year
2017
Corporate Costs	$(21.5)	$(21.2)	$(21.9)	$(26.5)	$(91.1)
Restructuring Expense	(9.0)	(7.5)	(5.8)	(9.8)	(32.1)
Acquisition/Divestiture Related Costs	(3.8)	(0.8)	(0.2)	—	(4.8)
Decrease (Increase) of Accrual for Legal Matters	—	8.0	—	—	8.0
Legal and Other Professional Fees and Shut-Down (Costs) Recoveries Related to Matters in China	(0.3)	0.2	—	(0.1)	(0.2)
Total Corporate and Other	$(34.6)	$(21.3)	$(27.9)	$(36.4)	$(120.2)

	For the Three Months Ended
	March 31,	June 30,	September 30,	December 31,	Full Year
2016
Corporate Costs	$(19.1)	$(18.4)	$(20.0)	$(21.2)	$(78.7)
Restructuring Expense	(9.7)	(5.9)	(3.2)	(3.3)	(22.1)
Acquisition/Divestiture Related Costs	—	(0.6)	(0.2)	(0.2)	(1.0)
Decrease (Increase) of Accrual for Legal Matters	—	(26.0)	—	—	(26.0)
Legal and Other Professional Fees and Shut-Down Costs Related to Matters in China	(0.6)	(0.5)	(0.4)	(0.4)	(1.9)
Total Corporate and Other	$(29.4)	$(51.4)	$(23.8)	$(25.1)	$(129.7)

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
Latin America
The sale was valued at $11 million, for which we received a five-year note with an interest rate of 2% per annum. We received a payment of $1.2 million during the third quarter of 2017, of which $1.0 million was related to the annual principal payment and $0.2 million was related to the accrued interest payment. We recorded a total pre-tax loss of $18.4 million in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

connection with the sale of the Latin America businesses for the year ended December 31, 2016, of which $17.5 million was reported in the third quarter of 2016 when the Latin America businesses were classified as assets held for sale and $0.9 million was reported in the fourth quarter of 2016, reflecting the final asset value on the disposal date. The loss was primarily attributable to the release of a cumulative foreign currency translation loss of $16.6 million. We also recognized a liability of $1.8 million related to our contingent liability to reimburse the purchasers for certain future severance payments and other employee benefit payments related to our former employees transferred to the buyer as part of the divestiture transaction. The liability was established based on our estimate of the probable outcome of the related contingent events. We have made payments of $0.7 million to the purchasers during the year ended December 31, 2017, related to our former employees’ benefits which were included in “Cash Flows from Operating Activities” in our Consolidated Statements of Cash Flows for the year ended December 31, 2017. In addition, we have made payments of $0.4 million related to severance payments incurred by the purchasers, which were included as “Cash Flows from Investing Activities” in our Consolidated Statements of Cash Flows for the year ended December 31, 2017. Our businesses in Latin America were historically included in our Americas segment. Transaction costs associated with the divestiture were $4.4 million, of which $0.1 million and $4.3 million were paid during 2017 and 2016, respectively, and included as “Cash Flows from Investing Activities” in our Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016, respectively.
The assets and liabilities in the Latin America businesses on the disposal date were as follows:

At Disposal Date
Cash and Cash Equivalents	$1.7
Accounts Receivable	0.6
Other Current Assets	0.4
Goodwill	5.5
Other Long-Term Assets	2.0
Total Assets	$10.2
Accrued and Other Current Liabilities	$1.7
Deferred Revenue	1.6
Other Long-Term Liabilities	0.3
Total Liabilities	$3.6
In connection with the divestiture, we also entered into a commercial services agreement with the initial term of eight years through 2024. The agreement is renewable subject to certain terms and conditions. Under the agreement, Amerigo will act as the exclusive distributor of our products and services in the Latin American territory, and we will act as the exclusive data distributor of Amerigo outside the Latin American territory. As part of this commercial services agreement, we also entered into a trademark license agreement and technology services agreement with the same term as the commercial service agreement.  We expect to receive total payments of approximately $36 million under these agreements during the initial eight-year period.
Benelux
The sale was valued at $27 million, net of a working capital adjustment of $0.9 million. In November 2016, we received proceeds, net of divested cash, of $24 million and estimated a working capital adjustment of $0.2 million payable to the buyer. In the first quarter of 2017, we finalized the working capital adjustment and made a payment of $0.9 million to the buyer. As a result, we recorded an additional pre-tax loss of $0.7 million for the sale of the Benelux businesses in the first quarter of 2017. For the year ended December 31, 2016, we recorded a total pre-tax loss of $76.7 million related to the divestiture of the Benelux businesses, of which $72.1 million was reported when the Benelux businesses were classified as assets held for sale in the third quarter of 2016 and $4.6 million was reported in the fourth quarter of 2016, reflecting the final net asset value on the disposal date. The loss was primarily attributable to the release of a cumulative foreign currency translation loss of $72.9 million. We also recognized a liability of $0.8 million related to our contingent liability to reimburse Altares B.V. for certain future severance payments to our former employees transferred to the buyer as part of the divestiture transaction. The liability was established based on our estimate of the probable outcome of the related contingent events. We have made such payments of $0.7 million to the purchaser during the year ended December 31, 2017, which were included as “Cash Flows from Investing Activities” in our Consolidated Statements of Cash Flows for the year ended December 31, 2017. Our businesses in Benelux were historically included in our Non-Americas segment. Transaction costs associated with the divestiture were $5.0 million, which were paid during 2016 and included as “Cash Flows from Investing Activities” in our Consolidated Statements of Cash Flows for the year ended December 31, 2016.

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
In connection with the divestiture, we also entered into a commercial services agreement with the initial term of ten years through 2026. The agreement is renewable subject to certain terms and conditions. Under the agreement, Altares B.V., will act as the exclusive distributor of our products and services in the Benelux territory, and we will act as the exclusive data distributor of Altares B.V. outside the Benelux territory. As part of this commercial services agreement, we also entered into a trademark license agreement and technology services agreement co-terminous with the commercial services agreement. Subsequently, the commercial service agreement was extended for an additional five-year term in the third quarter of 2017.  We expect to receive total payments of approximately $400 million under these agreements during the 15-year period.
Discontinued Operations
As part of our growth strategy, we decided to shift our businesses in ANZ to a Worldwide Network partner model. On June 12, 2015, we entered into an agreement with Archer Capital (“Archer”) to sell our businesses in ANZ. The transaction was completed on June 30, 2015, or the third quarter of 2015. In accordance with ASC 205-20, “Discontinued Operations,” if a disposal of a business represents a strategic shift that has a major effect on an entity’s operations and financial results, the disposal transaction should be reported in discontinued operations. Accordingly, we have reclassified the historical financial results of the ANZ business as discontinued operations.
The sale was initially valued at $169.8 million, of which we received proceeds of $159.7 million, inclusive of a working capital adjustment of $0.7 million. The remaining proceeds of $10.1 million were being held in escrow until the resolution of certain contingent events as defined in the Share Sale Agreement. Under the agreement the escrow funds may be used to reimburse certain future costs incurred by Archer related to data supplier arrangements and specified technology and data operation infrastructure upgrades over the next three years since the disposal date. A reserve was established based on our estimate of the probable outcome of the contingent events discussed above. We recorded a pre-tax loss on the disposal of a business of $0.9 million during the third quarter of 2016, reflecting the increase of escrow reserve discussed above. At December 31, 2016, we did not expect to receive any payment from the escrow fund and had a reserve of $10.1 million. In March 2017, there was an amendment to the Share Sale Agreement eliminating the escrow requirements. In addition, during the first quarter of 2017 we recorded a loss on the disposal of business of $0.8 million, resulting from a settlement payment associated with Archer’s breach of warranty claim. Our businesses in ANZ was historically recorded in our Non-Americas segment.
In connection with the divestiture, we also entered into a commercial services agreement with the initial term of five years through 2020. The agreement is renewable subject to certain terms and conditions. Under the agreement, Archer will act as the exclusive distributor of our products and services in the ANZ territory, and we will act as Archer’s exclusive product distributor outside the ANZ territory. As part of this commercial services agreement, we also entered into a trademark license agreement with the same term as the commercial services agreement. Under the trademark agreement, Archer is granted an exclusive right to use our domain name and trademark in the ANZ territories with certain restrictions. We will receive total royalty payments of approximately $8 million during the initial five-year period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Results of the discontinued operations were comprised of:

	2017	2016	2015
Revenue	$—	$—	$49.0
Operating Expenses	—	—	9.1
Selling and Administrative Expenses	—	—	33.4
Depreciation and Amortization	—	—	5.0
Operating Costs	—	—	47.5
Operating Income (Loss)	—	—	1.5
Non-Operating Income (Expense) - Net	—	—	(1.6)
Income (Loss) before Provision for Income Taxes	—	—	(0.1)
Provision for Income Taxes (Benefit)	—	—	(2.2)
Income (Loss) from Discontinued Operations	$—	$—	$2.1

Loss on Disposal of Business, Net of Income Taxes	$(0.8)	$(4.1)	$(37.5)	(1)
(1) Includes $26.8 million related to the release of a cumulative foreign currency translation loss and $5.7 million related to transaction costs.
Assets and liabilities from discontinued operations related to the divestiture of our businesses in ANZ were comprised of:

At Disposal Date
Cash and Cash Equivalents	$2.7
Accounts Receivable	18.2
Deferred Income Tax	8.8
Property, Plant and Equipment	5.3
Computer Software	8.5
Other Intangibles	26.9
Goodwill	131.6
Other Long-Term Assets	4.4
Valuation Allowance for Carrying Value	(38.2)
Total Assets	$168.2
Accounts Payable	$1.8
Other Accrued and Current Liabilities	6.8
Accrued Income Tax	0.5
Deferred Revenue	13.2
Deferred Tax Liabilities	11.1
Other Long-Term Liabilities	4.3
Total Liabilities	$37.7
The assets and liabilities related to the ANZ operations were removed from our unaudited consolidated balance sheet since their disposal date of June 30, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Note 18. Acquisitions
Avention, Inc.
On January 9, 2017, we acquired a 100% equity interest in Avention. Avention is a Massachusetts-based company that provides organizations with a deeper understanding of company, contact and market data, delivered through a robust technology platform. As a result of the acquisition, the combined capability of our data and Avention’s technology positions Dun & Bradstreet as a leader in the sales acceleration market. The results of Avention have been included in our consolidated financial statements since the date of acquisition.
The acquisition was accounted for in accordance with ASC 805 “Business Combinations.” The acquisition was valued at $150 million, net of cash acquired. Transaction costs of $4.1 million were included in Selling and Administrative Expenses in the consolidated statement of operations and comprehensive income (loss). The acquisition was accounted for as a purchase transaction, and accordingly, the assets and liabilities of the acquired entity were recorded at their estimated fair values at the date of the acquisition.
The table below reflects the purchase price related to the acquisition and the resulting purchase allocation:

	Amortization Life (years)	Initial Purchase Price Allocation at March 31, 2017	Measurement Period Adjustments	Final Purchase Price Allocation at December 31, 2017
Cash		$4.2	$—	$4.2
Accounts Receivable		13.6	—	13.6
Other Current Assets		2.3	—	2.3
Total Current Assets		$20.1	$—	$20.1
Intangible Assets:
Customer Relationships	10 to 12	31.2	(0.3)	30.9
Technology	6	15.8	(1.4)	14.4
Backlog	2	5.8	0.7	6.5
Goodwill	Indefinite	112.8	3.9	116.7
Other		5.3	—	5.3
Total Assets Acquired		$191.0	$2.9	$193.9

Deferred Revenue		$23.3	$(1.0)	$22.3
Deferred Tax Liability		7.7	3.9	11.6
Other Liabilities		5.8	—	5.8
Total Liabilities Assumed		$36.8	$2.9	$39.7
Total Purchase Price		154.2	—	154.2
Less:
Cash Acquired		(4.2)	—	(4.2)
Net Cash Consideration		$150.0	$—	$150.0
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

The preliminary fair values of the acquired assets and liabilities were subject to change within the one-year measurement period. We obtained information to determine the fair values of the net assets acquired at the acquisition date during the measurement period. Since the initial valuation reflected in our financial results as of March 31, 2017, we have allocated goodwill and intangible assets between our Americas and Non-Americas segments based on their respective projected cash flows. In addition, we recorded adjustments to the deferred tax liability reflecting the allocation of intangible assets between segments as well as applying a revised tax rate. The above measurement period adjustments to the preliminary valuation of assets and liabilities resulted in a net increase of goodwill of $0.8 million, $0.5 million and $2.6 million in the second, third and fourth quarter of 2017, respectively.
Goodwill of $83.9 million and $32.8 million was assigned to our Americas and Non-Americas segment, respectively, at December 31, 2017. The value of the goodwill is primarily related to Avention’s capability associated with product development which provides potential growth opportunities in the Sales Acceleration space. In addition, we expect cost synergies as a result of the acquisition. The intangible assets, with useful lives from 2 to 12 years, are being amortized over a weighted-average useful life of 8.6 years utilizing a straight-line method, which approximates the timing of the benefits derived. The intangibles have been recorded within Other Intangibles in our consolidated balance sheet since the date of acquisition.
Tax Treatment of Goodwill
The goodwill acquired is not deductible for tax purposes.
Unaudited Pro Forma Financial Information
The following unaudited pro forma statements of operations data presents the combined results of Dun & Bradstreet and Avention, assuming that the acquisition had occurred on January 1, 2016.

	For the Year Ended December 31,
	2017	2016
Reported GAAP Revenue (1)	$1,742.5	$1,703.7
Add: Avention Preacquisition Revenue	—	59.0
Add: Deferred Revenue Fair Value Adjustment	8.0	(8.0)
Pro Forma Revenue	$1,750.5	$1,754.7

Reported GAAP Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders (2)	$140.9	$97.4

Pro Forma Adjustments - Net of Income Tax:
Preacquisition Net Income (Losses)	—	(6.7)
Deferred Revenue Fair Value Adjustment	5.5	(5.5)
Amortization for Intangible Assets	—	(5.4)
Acquisition-Related Costs	2.8	(2.8)
Pro Forma Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders	$149.2	$77.0

(1)	Reported GAAP revenue includes revenue from Avention since the acquisition date of $41.5 million for the year ended December 31, 2017.

(2)
Reported GAAP Net Income Attributable to Dun & Bradstreet Common Shareholders includes a net loss from Avention since the acquisition date of $10.1 million for the year ended December 31, 2017. The 2017 net loss reflects purchase accounting amortization of $8.5 million and a negative deferred revenue fair value adjustment of $8 million.

Dun & Bradstreet Credibility Corp.
On May 12, 2015, we acquired a 100% equity interest in DBCC. DBCC provides business credit building and credibility solutions. The company’s headquarters is in Malibu, CA, with offices throughout the United States. As a result of this acquisition, we formed a new business, Dun & Bradstreet Emerging Businesses, a combination of DBCC’s technology and data solutions with Dun & Bradstreet’s small and mid-sized operations. The new business has been established to expand our capabilities to deliver more sophisticated solutions to the diverse needs of emerging business customers. The results of DBCC have been included in our consolidated financial statements since the date of acquisition.

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
As a result of the acquisition, DBCC’s previous claim under its pending legal action against us was discontinued with prejudice. We also effectively terminated other preexisting contractual arrangements with DBCC. We have determined that these preexisting relationships were settled at market value on the acquisition date and therefore no settlement gain or loss was recognized. Transaction costs of $6.9 million were included in Selling and Administrative Expenses in the consolidated statement of operations and comprehensive income (loss).
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

We finalized the purchase price allocation within the measurement period as shown in the table below:

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
The acquisition was accounted for as a purchase transaction in accordance with ASC 805 “Business Combinations,” and accordingly, the assets and liabilities of the acquired entity were recorded at their estimated fair values at the date of the acquisition. The acquisition was valued at $124.5 million, net of cash assumed. Transaction costs of $2.3 million were included in Selling and Administrative Expenses in the unaudited consolidated statement of operations and comprehensive income (loss).
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
(Tabular dollar amounts in millions, except per share data)

Note 19. Subsequent Events
Dividend Declaration
In February 2018, the Board of Directors approved the declaration of a dividend of $0.5225 per share of common stock for the first quarter of 2018. This cash dividend will be payable on March 9, 2018 to shareholders of record at the close of business on February 22, 2018.

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
Conclusions Regarding Disclosure Controls
Based upon our Controls Evaluation, our CEO and CFO have concluded that as of the end of our fiscal year ended December 31, 2017, our Disclosure Controls are effective at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting
Management’s Report on Internal Control Over Financial Reporting and Management’s Responsibility for Financial Statements are contained in Part II, Item 8. of this Annual Report on Form 10-K.
Change in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required to be furnished by this Item 10. “Directors, Executive Officers and Corporate Governance,” is incorporated herein by reference from our Notice of 2018 Annual Meeting of Shareholders and Proxy Statement to be filed within 120 days after Dun & Bradstreet’s fiscal year end of December 31, 2017 (the “Proxy Statement”).

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
None.

INDEX TO EXHIBITS

2.	Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

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

3.4
The Amended and Restated By-Laws of The Dun & Bradstreet Corporation (incorporated by reference to Exhibit 3.4 to the Registrants Annual Report on Form 10-K, file number 1-15967, filed February 23, 2017).

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

4.3
First Supplemental Indenture, dated as of December 3, 2012, between the Registrant and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed December 3, 2012).

4.4
Second Supplemental Indenture, dated as of June 15, 2015, between The Dun & Bradstreet Corporation and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed June 15, 2015).

	4.5	Form of 4.375% Senior Notes due 2022 (incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed December 3, 2012).

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

4.7
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

4.8
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

4.9
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

	4.11	Form of 4.000% Senior Notes due 2020 (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed June 15, 2015).

10.	Material Contracts
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

10.3^
First Amended and Restated Global Master Services Agreement, effective as of January 1, 2017, by and between Dun & Bradstreet, Inc. and Ensono, LP (incorporated by reference to Exhibit 10.3 to the Registrants Annual Report on Form 10-K, file number 1-15967, filed February 23, 2017).

10.4^
Statement of Work Number 9 under First Amended and Restated Global Master Services Agreement, effective as of January 1, 2017, by and between Dun & Bradstreet, Inc. and Ensono, LP (incorporated by reference to Exhibit 10.4 to the Registrants Annual Report on Form 10-K, file number 1-15967, filed February 23, 2017).

10.5†
The Dun & Bradstreet Corporation Key Employees’ Nonqualified Deferred Compensation Plan (the “DCP”), as amended and restated effective January 1, 2017, together with the First Amendment to the DCP, also effective January 1, 2017 (incorporated by reference to Exhibit 10.5 to the Registrants Annual Report on Form 10-K, file number 1-15967, filed February 23, 2017).

10.6†
The Dun & Bradstreet Corporation Incentive Compensation Recoupment Policy, as amended and restated effective January 1, 2018 (incorporated by reference to Exhibit 99.1 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed December 11, 2017).

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

10.10†
The Dun & Bradstreet Career Transition Plan, as amended and restated effective August 4, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed August 6, 2015), together with the First Amendment to the Dun & Bradstreet Career Transition Plan, dated May 9, 2016 (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q, file number 1-15967, filed August 2, 2016), together with the Second Amendment to the Dun & Bradstreet Career Transition Plan, dated October 23, 2017 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 2, 2017).

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

10.28†
Offer Letter of Employment of Mr. Robert Carrigan, dated September 6, 2013 (incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed September 10, 2013).

10.29†
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

10.32†
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

10.36†
Form of Stock Option Award Agreement, effective January 29, 2008, under the 2000 Non-employee Directors’ Stock Incentive Plan (incorporated by reference to Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 25, 2008).

10.37†
Form of Stock Option Award Agreement under the 2000 Non-employee Directors’ Stock Incentive Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.68 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 29, 2012).

10.38†
Form of Restricted Share Unit Award Agreement under the 2000 Non-employee Directors’ Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K, file number 1-15967, filed December 8, 2004).

10.39†
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

10.41†
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

10.44†
Form of 2000 Dun & Bradstreet Corporation Non-Employee Directors’ Stock Incentive Plan Stock Option Award, effective May 6, 2015 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed May 6, 2015).

10.45†
Form of Restricted Stock Unit Award Agreement, effective October 23, 2013, under the 2000 Non-employee Directors’ Stock Incentive Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed November 5, 2013).

10.46†
Form of 2000 Dun & Bradstreet Corporation Non-Employee Directors’ Stock Incentive Plan Restricted Stock Unit Award, effective May 6, 2015 (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed May 6, 2015).

10.47†
Form of U.S. Performance Restricted Stock Unit Award based on Revenue Compound Annual Growth Rate under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan, effective February 26, 2014 (incorporated by reference to Exhibit 10.76 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 28, 2014).

10.48†
Form of International Performance Restricted Stock Unit Award based on Revenue Compound Annual Growth Rate under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan, effective February 26, 2014 (incorporated by reference to Exhibit 10.80 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 28, 2014).

10.49†
Form of U.S. Performance Restricted Stock Unit Award based on Revenue Compound Annual Growth Rate under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan, effective January 1, 2015 (incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed August 7, 2014).

10.50†
Form of International Restricted Stock Unit Award under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan, effective January 1, 2015 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed August 7, 2014).

10.51†
Form of International Performance Restricted Stock Unit Award based on Revenue Compound Annual Growth Rate under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan, effective January 1, 2015 (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed August 7, 2014).

10.52†
Form of International Performance Restricted Stock Unit Award based on Total Shareholder Return under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan, effective January 1, 2015 (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed August 7, 2014).

10.53†
Form of Restricted Stock Unit Award Agreement, effective May 6, 2014, under the 2000 Non-employee Directors’ Stock Incentive Plan, as amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, file number 1-15967, filed May 7, 2014).

10.54†
Form of Employee Agreement for Equity Recipients, effective January 1, 2015 (incorporated by reference to Exhibit 10.85 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 26, 2015).

10.55†
Form of Global Restricted Stock Unit Award, effective February 24, 2015, under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.86 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 26, 2015).

10.56†
Form of Global Performance Restricted Stock Unit Award for Leveraged Restricted Stock Units, effective February 24, 2015, under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.87 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 26, 2015).

10.57†
Form of Global Performance Restricted Stock Unit Award based on Revenue Compound Annual Growth Rate, effective February 24, 2015, under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.88 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 26, 2015).

10.58†
Form of Global Performance Restricted Stock Unit Award based on Total Shareholder Return, effective February 24, 2015, under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.89 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 26, 2015).

10.59†
Form of Global Restricted Stock Unit Award, effective February 23, 2016, under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.88 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 26, 2016).

10.60†
Form of Global Performance Restricted Stock Unit Award for Leveraged Restricted Stock Units, effective February 23, 2016, under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.89 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 26, 2016).

10.61†
Form of Global Performance Restricted Stock Unit Award based on Revenue Compound Annual Growth Rate, effective February 23, 2016, under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.90 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 26, 2016).

10.62†
Form of Global Performance Restricted Stock Unit Award based on Total Shareholder Return, effective February 23, 2016, under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.91 to the Registrant’s Annual Report on Form 10-K, file number 1-15967, filed February 26, 2016).

10.63†
Form of Global Restricted Stock Unit Award, effective February 22, 2017, under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.82 to the Registrants Annual Report on Form 10-K, file number 1-15967, filed February 23, 2017).

10.64†
Form of Global Performance Restricted Stock Unit Award for Leveraged Restricted Stock Units, effective February 22, 2017, under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.83 to the Registrants Annual Report on Form 10-K, file number 1-15967, filed February 23, 2017).

10.65†
Form of Global Performance Restricted Stock Unit Award based on Revenue Compound Annual Growth Rate, effective February 22, 2017, under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.84 to the Registrants Annual Report on Form 10-K, file number 1-15967, filed February 23, 2017).

10.66†
Form of Global Performance Restricted Stock Unit Award based on Total Shareholder Return, effective February 22, 2017, under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.85 to the Registrants Annual Report on Form 10-K, file number 1-15967, filed February 23, 2017).

	10.67†*	Form of Global Performance Restricted Stock Unit Award for Leveraged Restricted Stock Units, effective February 21, 2018, under the Dun & Bradstreet Corporation 2009 Stock Incentive Plan.

	10.68†*	Form of Global Performance Restricted Stock Unit Award based on Total Shareholder Return, effective February 21, 2018, under the Dun & Bradstreet Corporation 2009 Stock Incentive Plan.

	10.69†*	Form of Global Performance Restricted Stock Unit Award based on Revenue Compound Annual Growth Rate, effective February 21, 2018, under The Dun & Bradstreet Corporation 2009 Stock Incentive Plan.

	10.70†*	Form of Global Restricted Stock Unit Award, effective February 21, 2018, under The Dun & Bradstreet 2009 Stock Incentive Plan.

12.	Statements re Computation of Ratios

	12.1*	Computation of Ratio of Earnings to Fixed Charges

21.	Subsidiaries of the Registrant
	21.1*	Subsidiaries of the Registrant as of December 31, 2017.

23.	Consents of Experts and Counsel
	23.1*	Consent of Independent Registered Public Accounting Firm.

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

101
The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations and Comprehensive Income (ii) the Consolidated Balance Sheets, (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Statements of Shareholders’ Equity (Deficit), and (v) the Notes to the Consolidated Financial Statements.

*	Filed herewith.
† Represents a management contract or compensatory plan.

^	Portions of this Exhibit have been omitted pursuant to a request for confidential treatment and filed separately with the Securities and Exchange Commission.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 22, 2018.

The Dun & Bradstreet Corporation (Registrant)

By:	/s/ THOMAS J. MANNING
Thomas J. Manning
Chairman and interim Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities set forth next to their names, on February 22, 2018.

/s/ THOMAS J. MANNING	Chairman, interim Chief Executive Officer and Director
Thomas J. Manning	(principal executive officer)

/s/ RICHARD H. VELDRAN	Chief Financial Officer
Richard H. Veldran	(principal financial officer)

/s/ ANTHONY PIETRONTONE JR.	Principal Accounting Officer and Corporate Controller
Anthony Pietrontone Jr.

/s/ CINDY CHRISTY	Director
Cindy Christy

/s/ L. GORDON CROVITZ	Director
L. Gordon Crovitz

/s/ JAMES N. FERNANDEZ	Director
James N. Fernandez

/s/ PAUL R. GARCIA	Director
Paul R. Garcia

/s/ ANASTASSIA LAUTERBACH	Director
Anastassia Lauterbach

/s/ RANDALL D. MOTT	Director
Randall D. Mott

/s/ JUDITH A. REINSDORF	Director
Judith A. Reinsdorf