Form 10-Q
period 2018-03-31
DUN & BRADSTREET CORP/NW
filed 2018-05-10
CIK 1115222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
Form 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding at March 31, 2018
Common Stock,	37,084,786
par value $0.01 per share

THE DUN & BRADSTREET CORPORATION

PART I. UNAUDITED FINANCIAL INFORMATION

Item 1.	Financial Statements
The Dun & Bradstreet Corporation Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended
	March 31,
	2018	2017
	(Amounts in millions, except per share data)
Revenue	$418.2	$381.5
Operating Expenses	139.2	141.6
Selling and Administrative Expenses	152.2	170.7
Depreciation and Amortization	21.1	18.9
Restructuring Charge	11.0	9.0
Operating Costs	323.5	340.2
Operating Income	94.7	41.3
Interest Income	0.8	0.4
Interest Expense	(14.1)	(14.6)
Other Income (Expense) - Net	(0.5)	(2.2)
Non-Operating Income (Expense) - Net	(13.8)	(16.4)
Income (Loss) Before Provision for Income Taxes and Equity in Net Income of Affiliates	80.9	24.9
Less: Provision for Income Taxes	15.9	8.2
Equity in Net Income of Affiliates	0.6	0.8
Net Income (Loss) from Continuing Operations	65.6	17.5
Less: Net Income Attributable to the Noncontrolling Interest	(1.7)	(1.2)
Net Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet	$63.9	$16.3
Loss on Disposal of Business, no Tax Impact	—	(0.8)
Loss from Discontinued Operations, no Tax Impact	—	(0.8)
Net Income (Loss) Attributable to Dun & Bradstreet	$63.9	$15.5
Basic Earnings (Loss) Per Share of Common Stock:
Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$1.73	$0.44
Loss from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	—	(0.02)
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders	$1.73	$0.42
Diluted Earnings (Loss) Per Share of Common Stock:
Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$1.71	$0.44
Loss from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	—	(0.02)
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders	$1.71	$0.42
Weighted Average Number of Shares Outstanding-Basic	37.0	36.8
Weighted Average Number of Shares Outstanding-Diluted	37.3	37.1
Cash Dividend Paid Per Common Share	$0.52	$0.50
Other Comprehensive Income, Net of Income Taxes:
Net Income (Loss) from Continuing Operations	$65.6	$17.5
Loss from Discontinued Operations, no Tax Impact	—	(0.8)
Net Income (Loss)	65.6	16.7
Foreign Currency Translation Adjustments (Note 9)	13.2	(0.5)
Defined Benefit Pension Plans:
Prior Service Costs, Net of Tax Benefit (Expense) (1)	—	(0.2)
Net Actuarial Gain, Net of Tax Benefit (Expense) (2)	7.9	6.4
Total Other Comprehensive Income (Loss)	21.1	5.7
Comprehensive Income (Loss), Net of Income Taxes	86.7	22.4
Less: Comprehensive Income Attributable to the Noncontrolling Interest	(2.0)	(1.4)
Comprehensive Income (Loss) Attributable to Dun & Bradstreet	$84.7	$21.0

(1)	Tax Benefit (Expense) of $0.1 million during the three months ended March 31, 2017.

(2)	Tax Benefit (Expense) of $(2.3) million and $(3.4) million during the three months ended March 31, 2018 and 2017, respectively.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation Consolidated Balance Sheets (Unaudited)

	March 31, 2018	December 31, 2017
	(Amounts in millions, except per share data)
ASSETS
Current Assets
Cash and Cash Equivalents	$188.1	$442.4
Accounts Receivable, Net of Allowance of $14.6 at March 31, 2018 and $24.2 December 31, 2017	225.9	596.8
Other Receivables	7.4	12.6
Prepaid Taxes	3.5	4.9
Other Prepaids	36.1	35.4
Other Current Assets	2.7	1.6
Total Current Assets	463.7	1,093.7
Non-Current Assets
Property, Plant and Equipment, Net of Accumulated Depreciation of $62.2 at March 31, 2018 and $59.1 at December 31, 2017	37.1	38.9
Computer Software, Net of Accumulated Amortization of $353.1 at March 31, 2018 and $341.5 at December 31, 2017	136.5	132.1
Goodwill (Note 15)	782.5	779.6
Deferred Income Tax	66.2	57.1
Other Receivables	1.8	1.8
Other Intangibles (Note 15)	309.0	316.9
Deferred Costs (Note 3)	82.8	—
Other Non-Current Assets	63.7	60.8
Total Non-Current Assets	1,479.6	1,387.2
Total Assets	$1,943.3	$2,480.9
LIABILITIES
Current Liabilities
Accounts Payable	$60.8	$37.4
Accrued Payroll	69.8	114.5
Accrued Income Tax	47.3	50.0
Short-Term Debt	35.0	32.5
Other Accrued and Current Liabilities (Note 7)	113.4	133.6
Short-Term Deferred Revenue	572.7	684.4
Total Current Liabilities	899.0	1,052.4
Pension and Postretirement Benefits	474.7	487.6
Long-Term Debt	1,293.9	1,645.6
Liabilities for Unrecognized Tax Benefits	3.5	5.8
Other Non-Current Liabilities (Note 7)	104.0	100.7
Total Liabilities	2,775.1	3,292.1
Contingencies (Note 8)
EQUITY
DUN & BRADSTREET SHAREHOLDERS’ EQUITY (DEFICIT)
Series A Junior Participating Preferred Stock, $0.01 par value per share, authorized - 0.5 shares; outstanding - none	—	—
Preferred Stock, $0.01 par value per share, authorized - 9.5 shares; outstanding - none	—	—
Series Common Stock, $0.01 par value per share, authorized - 10.0 shares; outstanding - none	—	—
Common Stock, $0.01 par value per share, authorized - 200.0 shares; issued - 81.9 shares	0.8	0.8
Capital Surplus	321.5	332.0
Retained Earnings	3,139.4	3,176.3
Treasury Stock, at cost, 44.9 shares at March 31, 2018 and 45.0 shares at December 31, 2017	(3,315.5)	(3,319.5)
Accumulated Other Comprehensive Income (Loss)	(996.1)	(1,016.9)
Total Dun & Bradstreet Shareholders’ Equity (Deficit)	(849.9)	(827.3)
Noncontrolling Interest	18.1	16.1
Total Equity (Deficit)	(831.8)	(811.2)
Total Liabilities and Shareholders’ Equity (Deficit)	$1,943.3	$2,480.9
The accompanying notes are an integral part of the unaudited consolidated financial statements.
The Dun & Bradstreet Corporation Consolidated Statements of Cash Flows (Unaudited)

	Three Months Ended
	March 31,
	2018	2017
	(Amounts in millions)
Cash Flows from Operating Activities:
Net Income	$65.6	$16.7
Less:
Loss on Disposal of Business - Discontinued Operations	—	(0.8)
Net Income from Continuing Operations	$65.6	$17.5
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	21.1	18.9
Amortization of Unrecognized Pension Loss	10.2	9.5
(Gain) Loss from Sales of Business	—	0.7
Income Tax Benefit from Stock-Based Awards	4.2	5.3
Equity-Based Compensation (Credit) Expense	(0.7)	5.4
Restructuring Charge	11.0	9.0
Restructuring Payments	(10.4)	(4.5)
Changes in Deferred Income Taxes, Net	8.4	(1.3)
Changes in Accrued Income Taxes, Net	(3.6)	(2.1)
Changes in Operating Assets and Liabilities (1):
(Increase) Decrease in Accounts Receivable	57.8	120.7
(Increase) Decrease in Other Current Assets	(1.2)	1.6
Increase (Decrease) in Deferred Revenue	26.0	13.5
Increase (Decrease) in Accounts Payable	10.7	(6.2)
Increase (Decrease) in Accrued Liabilities	(74.1)	(62.2)
Increase (Decrease) in Other Accrued and Current Liabilities	6.7	10.8
(Increase) Decrease in Other Long-Term Assets	5.7	4.3
Net Increase (Decrease) in Long-Term Liabilities	(17.0)	(17.2)
Net, Other Non-Cash Adjustments	1.2	0.1
Net Cash Provided by Operating Activities	121.6	123.8
Cash Flows from Investing Activities:
Payments for Acquisitions of Businesses, Net of Cash Acquired	—	(150.0)
Cash Settlements of Foreign Currency Contracts	2.7	1.0
Capital Expenditures	(1.0)	(2.8)
Additions to Computer Software and Other Intangibles	(13.9)	(12.7)
Net, Other	0.2	0.1
Net Cash Used in Investing Activities	(12.0)	(164.4)
Cash Flows from Financing Activities:
Net (Payment) Proceeds Related to Stock-Based Plans	(6.0)	(5.3)
Payments of Dividends	(19.3)	(18.5)
Proceeds from Borrowings on Credit Facilities	74.9	490.9
Payments of Borrowings on Credit Facilities	(417.0)	(396.3)
Payments of Borrowings on Term Loan Facilities	(7.5)	(5.0)
Net, Other	(0.1)	(0.2)
Net Cash (Used in) Provided by Financing Activities	(375.0)	65.6
Effect of Exchange Rate Changes on Cash and Cash Equivalents	11.1	(2.2)
Increase (Decrease) in Cash and Cash Equivalents	(254.3)	22.8
Cash and Cash Equivalents, Beginning of Period	442.4	352.6
Cash and Cash Equivalents, End of Period	$188.1	$375.4
Supplemental Disclosure of Cash Flow Information:
Cash Paid for:
Income Taxes, Net of Refunds	$6.8	$6.3
Interest	$7.6	$3.2

(1)
Net of the effect of acquisitions and cumulative adjustments to the consolidated balance sheet as of January 1, 2018 due to the adoption of Topic 606. See Note 2 and Note 3 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation Consolidated Statements of Shareholders’ Equity (Deficit) (Unaudited)

			For the Three Months Ended March 31, 2018 and 2017
					(Amounts in millions)
	Common Stock ($0.01 Par Value)	Capital Surplus	Retained Earnings	Treasury Stock	Cumulative Translation Adjustment	Defined Benefit Postretirement Plans	Total Dun & Bradstreet Shareholders’ Equity (Deficit)	Noncontrolling Interest	Total Equity (Deficit)
Balance, December 31, 2016	$0.8	$317.6	$2,959.6	$(3,330.4)	$(266.2)	$(683.4)	$(1,002.0)	$14.2	$(987.8)
Net Income	—	—	15.5	—	—	—	15.5	1.2	16.7
Payment to Noncontrolling Interest	—	—	—	—	—	—	—	(0.3)	(0.3)
Equity-Based Plans	—	0.7	—	4.2	—	—	4.9	—	4.9
Pension Adjustments, net of tax expense of $3.3	—	—	—	—	—	6.2	6.2	—	6.2
Dividend Declared	—	—	(18.7)	—	—	—	(18.7)	—	(18.7)
Change in Cumulative Translation Adjustment	—	—	—	—	(0.7)	—	(0.7)	0.2	(0.5)
Balance, March 31, 2017	$0.8	$318.3	$2,956.4	$(3,326.2)	$(266.9)	$(677.2)	$(994.8)	$15.3	$(979.5)

Balance, December 31, 2017	$0.8	$332.0	$3,176.3	$(3,319.5)	$(218.2)	$(798.7)	$(827.3)	$16.1	$(811.2)
Net Income	—	—	63.9	—	—	—	63.9	1.7	65.6
Equity-Based Plans	—	(10.5)	—	4.0	—	—	(6.5)	—	(6.5)
Pension Adjustments, net of tax expense of $2.3	—	—	—	—	—	7.9	7.9	—	7.9
Dividend Declared	—	—	(19.4)	—	—	—	(19.4)	—	(19.4)
Cumulative Adjustment for Topic 606, net of tax benefit of $25.7	—	—	(81.4)	—	—	—	(81.4)	—	(81.4)
Change in Cumulative Translation Adjustment	—	—	—	—	12.9	—	12.9	0.3	13.2
Balance, March 31, 2018	$0.8	$321.5	$3,139.4	$(3,315.5)	$(205.3)	$(790.8)	$(849.9)	$18.1	$(831.8)

The accompanying notes are an integral part of the unaudited consolidated financial statements.

THE DUN & BRADSTREET CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Tabular dollar amounts in millions, except per share data)

Note 1 --	Basis of Presentation
These interim unaudited consolidated financial statements have been prepared in accordance with the instructions to the Quarterly Report on Form 10-Q. They should be read in conjunction with the consolidated financial statements and related notes, which appear in The Dun & Bradstreet Corporation’s (“Dun & Bradstreet” or “we” or “us” or “our” or the “Company”) Annual Report on Form 10-K for the year ended December 31, 2017. The unaudited consolidated results for interim periods do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for annual financial statements and are not necessarily indicative of results for the full year or any subsequent period. In the opinion of our management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair statement of the unaudited consolidated financial position, results of operations and cash flows at the dates and for the periods presented have been included.
All inter-company transactions have been eliminated in consolidation.
We manage and report our business through the following two segments:

•	Americas, which consists of our operations in the United States (“U.S.”), Canada, and our Latin America Worldwide Network; and

•	Non-Americas, which consists of our operations in the United Kingdom (“U.K.”), Greater China, India and our European and Asia Pacific Worldwide Networks.
The financial statements of the subsidiaries outside of the U.S. and Canada reflect results for the three months ended February 28 in order to facilitate the timely reporting of the unaudited consolidated financial results and unaudited consolidated financial position.
As a result of the adoption of ASU No. 2017-07, “Compensation - Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” effective January 1, 2018, we have included only the service cost component of the net pension and postretirement benefit cost in our compensation cost and reported the other components of the net pension and postretirement benefit cost within Non-Operating Income (Expense) - Net. We have also reclassified all prior periods’ results accordingly. As a result, for the first quarter of 2017, total other components of the net pension and postretirement benefit cost of $0.4 million was reclassified from compensation cost to Non-Operating Income (Expense) - Net. See Note 10 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
Where appropriate, we have reclassified certain prior year amounts to conform to the current year presentation.

Note 2 --	Recent Accounting Pronouncements
We consider the applicability and impact of all Accounting Standards Updates (“ASUs”) and applicable authoritative guidance. The ASUs not listed below were assessed and determined to be either not applicable or are expected to have an immaterial impact on our consolidated financial position and/or results of operations.
Recently Adopted Accounting Pronouncements
In May 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.” The standard amends the scope of modification accounting for share-based payments arrangements. An entity would not apply modification accounting if the fair value, vesting conditions and classification of the awards are the same immediately before and after the modification. The standard was effective for annual and interim periods beginning after December 15, 2017. Early adoption was permitted, including adoption in any interim period. The adoption of this authoritative guidance did not have a material impact on our consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-07, “Compensation - Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefits Cost.” The standard amends the requirements in ASC Topic 715, “Compensation - Retirement Benefits” related to the income statement presentation of the components of net periodic benefit cost for an entity's sponsored defined benefit pension and other postretirement plans. The standard requires entities to disaggregate the current service-cost component from the other components of net benefit cost and present it with other current compensation costs for related employees in the income statement and present the other

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

components elsewhere in the income statement outside of income from operations if such subtotal is presented. Entities are required to disclose the income statement lines that contain the other components if they are not presented on appropriately described lines. An entity is only allowed to capitalize the service-cost component of net benefit cost. The standard was effective for annual and interim periods beginning after December 15, 2017. Early adoption was permitted as of the beginning of any annual period for which an entity's financial statements (interim or annual) have not been issued or made available for issuance. The adoption of this authoritative guidance did not have a material impact on our consolidated financial statements. See Note 10 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” The standard provides a framework to use in determining when a set of assets and activities is a business. The standard requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If the fair value meets this threshold, the set of transferred assets and activities is not a business. The standard also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The standard was effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017. Entities must apply the guidance prospectively to any transactions occurring within the period of adoption. Early adoption was permitted in any interim or annual reporting period for which financial statements have not yet been issued or have not been made available for issuance. The adoption of this authoritative guidance did not have a material impact on our consolidated financial statements.
In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” The standard eliminates the exception within Topic 740 of the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. As a result of the removal of the exception, a reporting entity would recognize the tax expense from the sale of the asset in the seller's tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises in the buyer's jurisdiction would also be recognized at the time of the transfer. The standard was effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017. Early adoption was permitted but the guidance can only be adopted in the first interim period of a fiscal year. Entities must apply the modified retrospective approach, with a cumulative-effect adjustment recorded in retained earnings as of the beginning of the period of the adoption. The adoption of this authoritative guidance did not have a material impact on our consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force).” The standard amends the guidance in ASC 230 on the classification of certain cash receipts and payments in the statement of cash flows. The standard was effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017. Early adoption was permitted. Entities must apply the guidance retrospectively to all periods presented but may apply it prospectively from the earliest date practicable if retrospective application would be impracticable. The adoption of this authoritative guidance did not have a material impact on our consolidated financial statements.
New Revenue Recognition Standard:
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers which replaces and supersedes the existing revenue standard (Topic 605). ASU No. 2014-09 was amended in 2015 and 2016 as described in Note 2 to the consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2017.
ASU No. 2014-09 and its related amendments (the new revenue standard or Topic 606) provides a single comprehensive model used in accounting for revenue from contracts with customers. The core principle of this guidance is that an entity should recognize revenue in an amount that reflects the consideration to which the entity expects to be entitled in exchange for the transfer of promised goods and services to customers. The guidance also requires additional disclosure of information about the nature, amount, timing and uncertainty of revenue and cash flows from a contract with a customer. The new guidance also includes Subtopic 340-40, Other Assets and Deferred Costs - Contracts with Customers, which requires the deferral of incremental costs of obtaining a contract with a customer.
On January 1, 2018 we adopted the new revenue standard and applied it to all contracts using the modified retrospective method. We recognized the cumulative effect of applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods (Topic 605). The adoption of the new revenue standard does not have a material annual impact to our 2018 revenue. However, we anticipate material quarterly changes in our financial results. The cumulative effect

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

of the changes made to our consolidated balance sheet as of January 1, 2018 due to the adoption of the new revenue standard was as follows:

	Balance at December 31, 2017	Adjustment Increase (Decrease)	Balance at January 1, 2018
ASSETS
Accounts Receivable (1)(3)	$596.8	$(318.9)	$277.9
Other Current Assets (2)	1.6	3.3	4.9
Deferred Income Tax (4)	57.1	25.8	82.9
Deferred Costs (5)	—	74.4	74.4
Other Non-Current Assets (2)	60.8	2.2	63.0
LIABILITIES
Accounts Payable (3)	$37.4	$12.1	$49.5
Deferred Revenue - Current (1)(6)(7)	684.4	(145.2)	539.2
Other Non-Current Liabilities (1)	100.7	1.3	102.0
EQUITY
Retained Earnings (4)(5)(6)(7)	$3,176.3	$(81.4)	$3,094.9
The adjustments relate to the following items:

1.
Under the new standard, we recognize a receivable when the right to consideration is unconditional and due, which is generally when we invoice. The adjustment to receivables reverses amounts where the right to the consideration was not unconditional and revenue was not recognized. Unconditional amounts received or due in advance of performance are presented as receivables and deferred revenue (contract liability). Deferred revenue represents our obligation to transfer products to a customer for which we have received consideration, or an amount is due.

2.
We recognize a contract asset when our right to consideration for products transferred to the customer is conditional on something other than the passage of time. We have non-cancelable multi-year contracts in which the consideration increases each contract year. This can result in a contract asset representing revenue we recognized before consideration is due and unconditional.

3.
Under the new standard, price concessions, refunds or credits are variable consideration representing an estimated reduction in the consideration we expect to receive from contracts with customers. This estimate is included in accounts payable because it does not relate to future performance. Under Topic 605 this amount was recognized as an allowance for sales cancellations as a reduction of receivables.

4.	The adjustment to retained earnings is net of income tax effects.

5.	Under the new standard, we deferred incremental sales commissions to obtain new contracts which are amortized over the estimated period of benefit.

6.
In contracts where we promise to provide the customer the latest set of data at scheduled intervals, we identified each data set as a distinct and separate performance obligation. Each performance obligation is satisfied at a point in time, on delivery of the data. Under Topic 605, we recognized the majority of revenue on delivering the initial data set and deferred an amount based on estimated changes to the data over the contract term.

7.
Contracts with customers are modified frequently as they purchase additional products or change products. We elected to use a transition practical expedient and aggregated the effect of all contract modifications that occurred prior to January 1, 2018 instead of accounting for each contract modification separately.

None of the adjustments described above affected net cash provided from operating, investing or financing activities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

The impact of the adoption of the new revenue standard on our consolidated financial statements for the three months ended March 31, 2018 was as follows:

	For the Three Months Ended March 31, 2018
Income Statement	As Reported	Without Adoption of Topic 606	Effect of Change Higher (Lower)
Revenue	$418.2	$384.7	$33.5
Selling and Administrative Expenses	152.2	161.4	(9.2)
Operating Income	94.7	52.0	42.7
Income (Loss) Before Provision for Income Taxes and Equity in Net Income of Affiliates	80.9	38.2	42.7
Less: Provision for Income Taxes	15.9	6.2	9.7
Net Income (Loss) from Continuing Operations	65.6	32.6	33.0
Net Income (Loss) Attributable to Dun & Bradstreet	63.9	30.9	33.0
Basic Earnings (Loss) Per Share of Common Stock	$1.73	$0.83	$0.90
Diluted Earnings (Loss) Per Share of Common Stock	$1.71	$0.83	$0.88

	At March 31, 2018
Balance Sheet	As Reported	Without Adoption of Topic 606	Effect of Change Higher (Lower)
ASSETS
Accounts Receivable	$225.9	$488.6	$(262.7)
Other Current Assets	2.7	0.7	2.0
Deferred Income Tax	66.2	49.1	17.1
Deferred Costs	82.8	—	82.8
Other Non-Current Assets	63.7	60.4	3.3
LIABILITIES
Accounts Payable	$60.8	$51.0	$9.8
Accrued Income Taxes	47.3	47.8	(0.5)
Other Accrued and Current Liabilities	113.4	113.9	(0.5)
Short-Term Deferred Revenue	572.7	695.9	(123.2)
Other Non-Current Liabilities	104.0	98.6	5.4
EQUITY
Retained Earnings	$3,139.4	$3,187.7	$(48.3)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

	For the Three Months Ended March 31, 2018
Cash Flows	As Reported	Without Adoption of Topic 606	Effect of Change Higher (Lower)
Net Income from Continuing Operations	$65.6	$32.6	$33.0
Changes in Deferred Income Taxes, Net	8.4	4.6	3.8
Changes in Accrued Income Taxes, Net	(3.6)	(9.4)	5.8
(Increase) Decrease in Accounts Receivable	57.8	114.5	(56.7)
(Increase) Decrease in Other Current Assets	(1.2)	(0.1)	(1.1)
Increase (Decrease) in Deferred Revenue	26.0	10.5	15.5
Increase (Decrease) in Accounts Payable	10.7	13.2	(2.5)
Increase (Decrease) in Accrued Liabilities	(74.1)	(73.9)	(0.2)
(Increase) Decrease in Other Long Term Assets	5.7	1.7	4.0
Net Increase (Decrease) in Long Term Liabilities	(17.0)	(15.3)	(1.7)
Net, Other Non-Cash Adjustments	1.2	1.1	0.1
Net Cash Provided by Operating Activities	121.6	121.6	—

None of the adjustments described above affected net cash from operating, investing or financing activities.
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
Note 3 -- Revenue
We generate revenue from licensing our data and providing related data services to our customers. Our data is integrated into our hosted or on-premise software applications. Data is also delivered directly into customer third-party applications (or our on-premise applications) using our application programming interfaces (“API”) or as computer files. Some of our data and reports can be purchased through our websites individually or in packages.
Most of our revenue comes from customers we contract with directly. We also license data, trademarks and related technology and support services to our Worldwide Network partners for exclusive distribution of our products to customers in their territories. We also license our data to our alliance partners who use the data to enhance their own products or enable it to be seamlessly delivered to their customers.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

Revenue is net of any sales or indirect taxes collected from customers, which are subsequently remitted to government authorities.
Performance Obligations and Revenue Recognition
All our customers license our data and/or software applications. The license term is generally a minimum of 12 months and non-cancelable. If the customer can benefit from the license only in conjunction with a related service, the license is not distinct and is combined with the other services as a single performance obligation.
We recognize revenue when (or as) we satisfy a performance obligation by transferring promised licenses and or services underlying the performance obligation to the customer. Some of our performance obligations are satisfied over time as the product is transferred to the customer. Performance obligations which are not satisfied over time are satisfied at a point in time.
Determining whether the products and services in a contract are distinct and identifying the performance obligations requires significant judgment. When we assess contracts with customers we determine if the data we promise to transfer to the customer is individually distinct or is combined with other licenses or services which together form a distinct product or service and a performance obligation. We also consider if we promise to transfer a specific quantity of data or provide unlimited access to data.
We determined that when customers can purchase a specified quantity of data based on their selection criteria and data layout, each data record is distinct and a performance obligation, satisfied on delivery. If we promise to update the initial data set at specified intervals, each update is a performance obligation, which we satisfy when the update data is delivered.
When we provide customers continuous access to the latest data using our API-based and online products, the customer can consume and benefit from this content daily as we provide access to the data. We determined that for this type of offering our overall promise is a service of daily access to data which represents a single performance obligation satisfied over time. We recognize revenue ratably for this type of performance obligation.
Customers can purchase unlimited access to data in many of our products for the non-cancelable contract term. These contracts are priced based on their anticipated usage volume of the product and we have the right to increase the transaction price in the following contract year if usage in the current contract year exceeds certain prescribed limits. The limits are set at a level that the customer is unlikely to exceed so in general, we fully constrain any variable consideration until it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty is resolved. For these contracts the performance obligation is satisfied over time as we provide continuous access to the data. We recognize revenue ratably over the contract term.
For products sold under our annual and monthly discount plans the customer receives a discount based on the amount they commit to spend annually, or the actual amount spent at the end of each monthly billing cycle. Each report or data packet purchased is a separate performance obligation which is satisfied when the report or data packet is delivered. The customer can also purchase a monitoring service on the report or data packet which is a performance obligation satisfied over time because the customer benefits from the service as we monitor the data and provide alerts when the data changes. We recognize revenue ratably over the monitoring period.
In some contracts, including annual discount plans, the customer commits to spend a fixed amount on the products. Breakage occurs if the customer does not exercise all their purchasing rights under the contract. We recognize breakage at the end of the contract when the likelihood of the customer exercising their remaining rights becomes remote.
Many of our contracts provide the customer an option to purchase additional products. If the option provides the customer a discount which is incremental to discounts typically given for those products, the contract provides the customer a material right that it would not receive without entering into the contract. An amount of the transaction price is allocated to the material right performance obligation and is recognized when the customer exercises the option or when the option expires.
We have long-term contracts with our Worldwide Network partners. These contracts are typically for an initial term of up to 10 years and automatically renew for further terms unless notice is given before the end of the initial or renewal term. We grant each Partner the exclusive right to sell our products in the countries that constitute their territory. We provide them access to data, use of our brand and technology and other services and support necessary for them to sell our products and services in their territory. We determined this arrangement is a series of distinct services and represents a single performance obligation satisfied over time. These contracts contain multiple streams of consideration, some of which are fixed and some are variable. These variable amounts are allocated to the specific service period during which the sales or usage occurred if the variable

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

amount is commensurate with the benefit to the customer of the additional service and is consistent with our customary pricing practices. Otherwise the variable amount is accounted for as a change in the transaction price for the contract. We recognize revenue ratably for this performance obligation.
We license our data to our alliance partners. Most contracts specify the number of licensed records or data sets to be delivered. If the licenses are distinct and performance obligations, we satisfy them on delivery of the data. Contract consideration is often a sales or usage-based royalty, sometimes accompanied by a guaranteed minimum amount. Any fixed consideration is allocated to each performance obligation based on the standalone selling price of the data. We apply the variable consideration exception for license revenue in the form of royalties when the license is the sole or predominant item to which the royalty relates. Royalty revenue is recognized when the later of the following events have occurred: (1) the subsequent sale or usage occurs or (2) the performance obligation to which some or all the royalty has been allocated has been satisfied (or partially satisfied).
Revenue disaggregated by major product category is as follows:

	For the Three Months Ended March 31, 2018
	Total	Americas	Non-Americas
Risk Management Solutions:
Trade Credit	$170.3	$127.9	$42.4
Other Enterprise Risk Management	73.9	59.3	14.6
Sales & Marketing Solutions:
Sales Acceleration	79.4	73.1	6.3
Advanced Marketing Solutions	94.6	85.4	9.2
Total Revenue	$418.2	$345.7	$72.5

	For the Three Months Ended March 31, 2017
	Total	Americas	Non-Americas
Risk Management Solutions:
Trade Credit	$165.1	$124.2	$40.9
Other Enterprise Risk Management	71.3	57.8	13.5
Sales & Marketing Solutions:
Sales Acceleration	74.1	69.3	4.8
Advanced Marketing Solutions	71.0	63.2	7.8
Total Revenue	$381.5	$314.5	$67.0
See Note 11 for additional information on the disaggregation of revenue by customer solution set and geographical market.
Contracts with Multiple Performance Obligations
Our contracts with customers often include promises to transfer multiple performance obligations. For these contracts we allocate the transaction price to each performance obligation in the contract on a relative standalone selling price basis. The standalone selling price is the price at which we would sell the promised service separately to a customer. We use the observable price based on prices in contracts with similar customers in similar circumstances.
We allocate variable consideration to a performance obligation or a distinct product if the terms of the variable payment relate specifically to our efforts to satisfy the performance obligation or transfer the distinct product and the allocation is consistent with the allocation objective. If these conditions are not met or the transaction price changes for other reasons after contract inception, we allocate the change on the same basis as at contract inception.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

Contract Combinations and Modifications
Many of our customers have multiple contracts for various products. Contracts entered into at or near the same time with the same customer are combined into a single contract when they are negotiated together with a single commercial objective or the contracts are related in other ways.
Contract modifications are accounted for as a separate contract if additional products are distinct and the transaction price increases by an amount that reflects the standalone selling prices of the additional products. Otherwise, we generally account for the modifications as if they were the termination of the existing contracts and creation of new contracts if the remaining products are distinct from the products transferred before the modification. The new transaction price is the unrecognized revenue from the existing contracts plus the new consideration. This amount is allocated to the remaining performance obligations based on the relative standalone selling prices.
The total amount of the transaction price for our revenue contracts allocated to performance obligations that are unsatisfied (or partially unsatisfied) is as follows:

	Rest of 2018	2019	2020	2021	Thereafter	Total
Future Revenue	$964.0	$507.6	$232.6	$96.9	$368.9	$2,170.0
The table of future revenue does not include any amount of variable consideration that is a sales or usage-based royalty in exchange for distinct data licenses or that is allocated to a distinct service period within a single performance obligation that is a series of distinct service periods.
Contract Balances

	At March 31, 2018	At January 1, 2018
Accounts Receivable	$225.9	$277.9
Short-Term Contract Assets	2.0	3.3
Long-Term Contract Assets	3.3	2.2
Deferred Revenue - Short Term	572.7	539.2
Deferred Revenue - Long Term	10.4	6.2
We recognize a receivable when we have an unconditional right to consideration and only the passage of time is required before payment of that consideration is due. If we recognize a receivable before we transfer products to the customer, we also recognize deferred revenue, which is also defined as a contract liability under the new revenue guidance. Deferred revenue represents our obligation to transfer products to the customer for which we have received consideration (or an amount of consideration is due) from the customer. When we transfer products or services to the customer before payment is received or is due, and our right to consideration is conditional on future performance or other factors in the contract, we recognize a contract asset. We assess each contract to determine if the net contract position is a net contract liability or net contract asset.
The increase in deferred revenues and decrease in contract assets of $37.7 million and $0.2 million, respectively, for the three months ended March 31, 2018 is primarily due to the following factors: The increase in deferred revenue is primarily due to cash payments received or due in advance of satisfying our performance obligations, offset by approximately $232 million of revenues recognized that were included in the deferred revenue balance at January 1, 2018. The decrease in contract assets is primarily due to approximately $5 million of contract assets included in the balance at January 1, 2018 that were reclassified to receivables when they became unconditional, offset by new contract assets recognized in the period, net of new amounts reclassified to receivables.
Assets Recognized for the Costs to Obtain a Contract
We have annual incentive plans under which we pay commissions to our sales people for initial and renewal contracts with customers. These commissions are incremental costs of obtaining these contracts and when recoverable are capitalizable as

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

commission assets. We capitalize the commissions paid on new business which we expect to renew when the amount paid is proportionately higher than the amount paid on renewals. Commission assets are amortized on a straight-line basis over the period of benefit which is estimated at 2 to 7 years. We elected to use the practical expedient to expense commissions paid on renewals because the expected period of benefit is 12 months or less.
At March 31, 2018, commission assets, net of accumulated amortization included in Deferred Costs were $82.8 million. Amortization of commission assets for the three months ended March 31, 2018 were $6.6 million.
Note 4 -- Restructuring Charge
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

Three Months Ended March 31, 2018 vs. Three Months Ended March 31, 2017
During the three months ended March 31, 2018, we recorded an $11.0 million restructuring charge. This charge was comprised of:

•
Severance costs of $10.4 million in accordance with the provisions of ASC 712-10. Approximately 140 employees were impacted and exited the Company by the end of the first quarter of 2018. The cash payments for these employees will be substantially completed by the end of the fourth quarter of 2018; and

•	Contract termination, lease termination obligations and other exit costs, including those to consolidate or close facilities of $0.6 million.
During the three months ended March 31, 2017, we recorded a $9.0 million restructuring charge. This charge was comprised of:

•
Severance costs of $6.1 million and $1.6 million in accordance with the provisions of ASC 712-10 and ASC 420-10, respectively. Approximately 190 employees were impacted. Of these 190 employees, approximately 75 employees exited the Company by the end of the first quarter of 2017, with the remaining primarily having exited by the end of the fourth quarter of 2017. The cash payments for these employees were substantially completed by the end of the fourth quarter of 2017; and

•	Contract termination, lease termination obligations and other exit costs, including those to consolidate or close facilities of $1.3 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

The following tables set forth, in accordance with ASC 712-10 and/or ASC 420-10, the restructuring reserves and utilization:

	Severance and Termination	Contract Termination, Lease Termination Obligations and Other Exit Costs	Total
Restructuring Charges:
Balance Remaining as of December 31, 2017	$12.7	$3.5	$16.2
Charge Taken during the First Quarter 2018	10.4	0.6	11.0
Payments Made during the First Quarter 2018	(9.1)	(1.3)	(10.4)
Balance Remaining as of March 31, 2018	$14.0	$2.8	$16.8

	Severance and Termination	Contract Termination, Lease Termination Obligations and Other Exit Costs	Total
Restructuring Charges:
Balance Remaining as of December 31, 2016	$8.3	$1.7	$10.0
Charge Taken during the First Quarter 2017	7.7	1.3	9.0
Payments Made during the First Quarter 2017	(4.1)	(0.4)	(4.5)
Balance Remaining as of March 31, 2017	$11.9	$2.6	$14.5
Note 5 -- Notes Payable and Indebtedness
Our borrowings are summarized in the following table:

		March 31, 2018			At December 31, 2017
	Maturity	Principal Amount	Debt Issuance Costs and Discount*	Carrying Value	Principal Amount	Debt Issuance Costs and Discount*	Carrying Value

Debt Maturing Within One Year:
Term Loan Facility		$35.0	$—	$35.0	$32.5	$—	$32.5
Total Short-Term Debt		$35.0	$—	$35.0	$32.5	$—	$32.5

Debt Maturing After One Year:
Ten Year 4.37% senior notes (1) (2)	December 1, 2022	300.0	2.5	297.5	300.0	2.6	297.4
Five Year 4.00% senior notes (1) (3)	June 15, 2020	300.0	1.8	298.2	300.0	2.0	298.0
Term Loan Facility	November 13, 2020	310.0	0.8	309.2	320.0	0.9	319.1
Revolving Credit Facility	July 23, 2019	389.0	—	389.0	731.1	—	731.1
Total Long-Term Debt		$1,299.0	$5.1	$1,293.9	$1,651.1	$5.5	$1,645.6
*Represents unamortized portion of debt issuance costs and discounts.
(1) The notes contain certain covenants that limit our ability to create liens, enter into sale and leaseback transactions and consolidate, merge or sell assets to another entity. We were in compliance with these non-financial covenants at March 31, 2018 and December 31, 2017. The notes do not contain any financial covenants.

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

On March 27, 2017, Standard & Poor’s Ratings Services downgraded our corporate credit rating to BB+ from BBB-. As a result, and in accordance with the provisions of their indentures, the interest rates on each of our senior notes were adjusted above their initial stated coupons (shown above) by 25 basis points commencing with the interest period during which the downgrade occurred. On May 22, 2017, Fitch Ratings downgraded our corporate credit rating to BBB- from BBB. The interest rates on each of our senior notes were not impacted as a result of the downgrade. Any further downgrade in our corporate credit rating by either rating agency would result in additional increases in the interest rates of our senior notes. In addition, further downgrades may increase our overall cost of borrowing and/or may negatively impact our ability to raise additional debt capital.
In accordance with ASC 470, “Debt,” a short-term obligation that will be refinanced with successive short-term obligations may be classified as non-current as long as the cumulative period covered by the financing agreement is uninterrupted and extends beyond one year. Accordingly, the outstanding balances associated with the revolving credit facility were classified as “Long-Term Debt” as of March 31, 2018 and December 31, 2017.
Term Loan Facility

On May 14, 2015, we entered into a delayed draw unsecured term loan facility which provided for borrowings in the form of up to two drawdowns in an aggregate principal amount of up to $400 million at any time up to and including November 15, 2015 (the “term loan facility”). The term loan facility matures five years from the date of the initial drawdown. Proceeds under the term loan facility were designated to be used for general corporate purposes including the refinancing of the 2.875% senior notes that matured in November 2015 and the repayment of borrowings outstanding under the $1 billion revolving credit facility. Borrowings under the term loan facility bear interest at a rate of LIBOR plus a spread. On March 27, 2017, Standard & Poor’s Ratings Services downgraded our corporate credit rating to BB+ from BBB-. As a result, and in accordance with the terms of the term loan facility, the spread under the term loan facility increased from 137.5 basis points to 150.0 basis points. Our initial draw down under the term loan facility in the amount of $400 million was made in November 2015, establishing a facility maturity of November 2020. We also committed to repay the borrowings in prescribed installments over the five-year period. Repayments expected to be made within one year are classified as “Short-Term Debt” and the remaining outstanding balance is classified as “Long-Term Debt.” The weighted average interest rates associated with the outstanding balances as of March 31, 2018 and December 31, 2017 were 3.38% and 2.91%, respectively.
The term loan facility requires the maintenance of interest coverage and total debt to Earnings Before Interest, Income Taxes, Depreciation and Amortization (“EBITDA”) ratios, which are defined in the term loan facility credit agreement and which are generally identical to those contained in the $1 billion revolving credit facility. We were in compliance with the term loan facility financial and non-financial covenants at March 31, 2018 and December 31, 2017.
Revolving Credit Facility

We currently have a $1 billion revolving credit facility maturing in July 2019. Borrowings under the $1 billion revolving credit facility bear interest at a rate of LIBOR plus a spread. On March 27, 2017, Standard & Poor’s Rating Services downgraded our corporate credit rating to BB+ from BBB-. As a result, and in accordance with the terms of the facility, the spread under the $1 billion revolving credit facility increased from 110.0 basis points to 120.0 basis points. The facility requires the maintenance of interest coverage and total debt to EBITDA ratios which are defined in the $1 billion revolving credit facility credit agreement. We were in compliance with the $1 billion revolving credit facility financial and non-financial covenants at March 31, 2018 and December 31, 2017. The weighted average interest rates associated with the outstanding balances as of March 31, 2018 and December 31, 2017 were 3.01% and 2.80%, respectively.
We borrowed under this facility from time to time during the three months ended March 31, 2018 and the year ended December 31, 2017 to supplement the timing of receipts in order to fund our working capital. We also borrowed under this facility during the first quarter of 2017 to fund a portion of the consideration for our purchase of Avention and during the fourth quarter of 2017 to repay our then outstanding $450 million senior notes at maturity.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

Other
We were contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties totaling $2.7 million at March 31, 2018 and $2.9 million at December 31, 2017.
Interest paid for all outstanding debt totaled $7.6 million and $3.2 million during the three months ended March 31, 2018 and 2017, respectively.
Note 6 -- Earnings Per Share
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
The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended March 31,
	2018	2017
Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders – Basic and Diluted	$63.9	$16.3
Loss from Discontinued Operations – Net of Income Taxes	—	(0.8)
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders – Basic and Diluted	$63.9	$15.5
Weighted Average Number of Shares Outstanding – Basic	37.0	36.8
Dilutive Effect of Our Stock Incentive Plans	0.3	0.3
Weighted Average Number of Shares Outstanding – Diluted	37.3	37.1
Basic Earnings (Loss) Per Share of Common Stock:
Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$1.73	$0.44
Loss from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	—	(0.02)
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders	$1.73	$0.42
Diluted Earnings (Loss) Per Share of Common Stock:
Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$1.71	$0.44
Loss from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	—	(0.02)
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders	$1.71	$0.42
The weighted average number of shares outstanding used in the computation of diluted earnings per share excludes the effect of outstanding common shares potentially issuable totaling 33,827 shares and 25,000 shares at the three months ended March 31, 2018 and 2017, respectively. These potentially issuable common shares were not included in the calculation of diluted earnings per share because their effect would be anti-dilutive.
No shares were repurchased during the three months ended March 31, 2018 and 2017. We currently have in place a $100 million share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and Employee Stock Purchase Program, and to be used for discretionary share repurchases from time to time. This program was approved by our Board of Directors in August 2014 and will remain open until it has been fully utilized. There is currently no definitive timeline under which the program will be completed. As of March 31, 2018, we had not yet commenced repurchasing under this program.
See Note 2 and Note 3 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for the discussion of the impact of our adoption of the new revenue recognition standard.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

Note 7 -- Other Liabilities

Other Accrued and Current Liabilities

	March 31, 2018	December 31, 2017
Restructuring Accruals	$16.8	$16.2
Professional Fees	36.2	30.8
Operating Expenses	40.6	38.3
Other Accrued Liabilities (1)	19.8	48.3
	$113.4	$133.6

(1)
The decrease in other accrued liabilities from December 31, 2017 to March 31, 2018 was primarily due to a payment in the first quarter of 2018 for a service-based award related to the acquisition of Dun and Bradstreet Credibility Corp (“DBCC”) and a payment for settlement of China legal matters.

Other Non-Current Liabilities

	March 31, 2018	December 31, 2017
Deferred Compensation	$7.5	$10.4
U.S. Tax Liability Associated with the 2017 Act	50.4	50.4
Deferred Rent Incentive	21.0	22.0
Deferred Revenue - Long-Term	10.4	—
Other	14.7	17.9
	$104.0	$100.7
Note 8 -- Contingencies
We are involved in legal proceedings, regulatory matters, claims and litigation arising in the ordinary course of business for which we believe that we have adequate reserves, and such reserves are not material to the consolidated financial statements. We record a liability when management believes that it is both probable that a liability has been incurred and we can reasonably estimate the amount of the loss. For such matters where management believes a liability is not probable but is reasonably possible, a liability is not recorded; instead, an estimate of loss or range of loss, if material individually or in the aggregate, is disclosed if reasonably estimable, or a statement will be made that an estimate of loss cannot be made. Once we have disclosed a matter that we believe is or could be material to us, we continue to report on such matter until there is finality of outcome or until we determine that disclosure is no longer warranted. Further, other than specifically stated below to the contrary, we believe our estimate of the aggregate range of reasonably possible losses, in excess of established reserves, for our legal proceedings was not material at March 31, 2018. In addition, from time to time, we may be involved in additional matters, which could become material and for which we may also establish reserve amounts, as discussed below. In accordance with ASC 450, “Contingencies,” or “ASC 450,” as of March 31, 2018, we have no reserve.
China Operations
On March 18, 2012, we announced we had temporarily suspended our Shanghai Roadway D&B Marketing Services Co. Ltd. (“Roadway”) operations in China, pending an investigation into allegations that its data collection practices may have violated local Chinese consumer data privacy laws. Thereafter, the Company decided to permanently cease the operations of Roadway. In addition, we had been reviewing certain allegations that we may have violated the Foreign Corrupt Practices Act and certain other laws in our China operations. As previously reported, we voluntarily contacted the Securities and Exchange Commission (“SEC”) and the United States Department of Justice (“DOJ”) to advise both agencies of our investigation, which has now ended.

Our discussions with both the SEC and DOJ have concluded. The ultimate outcome of the settlement is not material to our business, financial condition or results of operations. The DOJ has decided not to take any action on the matter and has issued a written declination of prosecution. The SEC has approved the final settlement, entered an administrative order resolving the investigation, and received payment of the settlement funds. As of March 31, 2018, we no longer have an accrual with respect to this matter.

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

Note 9 -- Income Taxes
For the three months ended March 31, 2018, our effective tax rate was 19.6% as compared to 33.0% for the three months ended March 31, 2017. Our 2018 tax provision reflects the impact of the adoption of Topic 606 which resulted in a higher pretax income of $42.7 million for the three months ended March 31, 2018. The effective tax rate for the three months ended March 31, 2018, was positively impacted by the reduction of the U.S. statutory tax rate due to the 2017 Tax Cuts and Jobs Act (“2017 Act”) enacted in the fourth quarter of 2017 and by the settlement of an audit in a non-U.S. jurisdiction. The effective tax rate for the three months ended March 31, 2017, was negatively impacted by the non-deductible contingent consideration cost (which is treated as a service-based award for accounting purposes) related to the acquisition of DBCC in 2015 and by lower earnings from non-U.S. jurisdictions with lower tax rates. For the quarter ended March 31, 2018, there are no known changes in our effective tax rate that either have had or that we expect may reasonably have a material impact on our operations or future performance.
The total amount of gross unrecognized tax benefits as of March 31, 2018 was $5.9 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $5.7 million, net of related tax benefits. We or one of our subsidiaries file income tax returns in the U.S. federal, and various state, local and foreign jurisdictions. In the U.S. federal jurisdiction, we are no longer subject to examination by the Internal Revenue Service (“IRS”) for years prior to 2014. In state and local jurisdictions, with a few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2014. In foreign jurisdictions, with a few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2012.
We recognize accrued interest expense related to unrecognized tax benefits in income tax expense. The total amount of interest expense recognized for the three months ended March 31, 2018 was $0.1 million, net of tax benefits, as compared to less than $0.1 million, net of tax benefits, for the three months ended March 31, 2017. The total amount of accrued interest as of March 31, 2018 was $0.4 million, net of tax benefits, as compared to $0.3 million, net of tax benefits, as of March 31, 2017.
On December 22, 2017, the SEC issued Staff Accounting Bulletin (“SAB”) No. 118 (“SAB No. 118”), which provided guidance on accounting for the tax effects of the 2017 Act. SAB No.118 provides for a measurement period of up to one year from the enactment date for companies to complete the accounting for the income tax effects of the 2017 Act. In accordance with SAB No. 118, a registrant must reflect the income tax effects of those aspects of the 2017 Act for which the accounting is complete and provide a provisional estimate (where determinable) of the income tax effects of the 2017 Act where the accounting is incomplete. The provisional estimate is required to be updated throughout the measurement period.
In connection with the 2017 Act, as discussed in Note 5 to our consolidated financial statements included in Item 8. of our Annual Report on Form 10-K for the year ended December 31, 2017, we were able to determine the tax effect related to the remeasurement of deferred taxes, but we have not finalized the accounting for the tax impact on deemed repatriation related to accumulated undistributed foreign earnings through December 31, 2017. The final impact of the 2017 Act may differ from our initial estimate, due to, among other things, changes in our interpretations and assumptions, additional guidance that may be issued by the IRS, and actions we may take. We are continuing to gather additional information to determine the final impact. During the first quarter of 2018, we repatriated approximately $295 million from our overseas operations, for which we recorded an additional $1.7 million current tax liability, included in “Accrued Income Tax,” reflecting changes in foreign currency exchange rates between December 31, 2017 and the dates of the repatriations. In addition, we recorded a deferred tax liability of $1.0 million related to changes in foreign currency exchange rates between December 31, 2017 and March 31, 2018, for the undistributed foreign earnings at March 31, 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

Note 10 -- Pension and Postretirement Benefits
The following table sets forth the components of the net periodic cost (income) associated with our pension plans and our postretirement benefit obligations:

	Pension Plans		Postretirement Benefit Obligations
	For the Three Months Ended March 31,		For the Three Months Ended March 31,
	2018	2017	2018	2017
Components of Net Periodic Cost (Income):
Service Cost	$1.0	$0.7	$0.2	$0.2
Interest Cost	14.3	14.2	0.1	0.1
Expected Return on Plan Assets	(24.3)	(23.4)	—	—
Amortization of Prior Service Cost (Credit)	0.1	0.1	—	(0.4)
Recognized Actuarial Loss (Gain)	10.5	10.0	(0.4)	(0.2)
Net Periodic Cost (Income)	$1.6	$1.6	$(0.1)	$(0.3)
As a result of the adoption of ASU No. 2017-07, “Compensation - Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” effective January 1, 2018, we have included only the service cost component of the net pension and postretirement benefit cost in our compensation cost and reported the other components of the net pension and postretirement benefit cost within Non-Operating Income (Expense) - Net. We have also reclassified all historical results accordingly. As a result, for the first quarter of 2017, total other components of the net pension and postretirement benefit cost of $0.4 million was reclassified from compensation cost to “Non-Operating Income (Expense) - Net.”
We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 that we expected to contribute approximately $19 million to our U.S. Non-Qualified plans and non-U.S. pension plans and approximately $2 million to our postretirement benefit plan for the year ended December 31, 2018. As of March 31, 2018, we have made contributions to our U.S. Non-Qualified plans and non-U.S. pension plans of $4.9 million and we have made contributions of $1.1 million to our postretirement benefit plan.
Note 11 -- Segment Information

Below are our segments for which separate financial information is available and upon which operating results are evaluated by management on a timely basis to assess performance and to allocate resources.

•	Americas, which currently consists of our operations in the U.S., Canada, and our Latin America Worldwide Network; and

•	Non-Americas, which currently consists of our operations in the U.K., Greater China, India and our European and Asia Pacific Worldwide Networks.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

	For the Three Months Ended March 31,
	2018	2017
Revenue:
Americas	$345.7	$314.5
Non-Americas	72.5	67.0
Consolidated Total	$418.2	$381.5
Operating Income (Loss):
Americas	$106.4	$57.6
Non-Americas	20.4	18.2
Total Segments	126.8	75.8
Corporate and Other (1)	(32.1)	(34.5)
Consolidated Total	94.7	41.3
Non-Operating Income (Expense) - Net (2)	(13.8)	(16.4)
Income (Loss) Before Provision for Income Taxes and Equity in Net Income of Affiliates	$80.9	$24.9

(1)	The following table summarizes “Corporate and Other:”

	For the Three Months Ended March 31,
	2018	2017
Corporate Costs	$(20.9)	$(21.4)
Restructuring Expense	(11.0)	(9.0)
Acquisition-Related Costs (a)	(0.1)	(3.8)
Legal and Other Professional Fees and Shut-Down (Costs) Recoveries Related to Matters in China	(0.1)	(0.3)
Total Corporate and Other	$(32.1)	$(34.5)

(a) The acquisition-related costs (e.g., banker's fees) for the three months ended March 31, 2018 and 2017 were primarily related to the acquisition of Avention in January 2017. See Note 14 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

(2)	The following table summarizes “Non-Operating Income (Expense) - Net:”

	For the Three Months Ended March 31,
	2018	2017
Interest Income	$0.8	$0.4
Interest Expense	(14.1)	(14.6)
Other Income (Expense) - Net (a)	(0.5)	(2.2)
Non-Operating Income (Expense) - Net	$(13.8)	$(16.4)

(a) The decrease in Other Expense - Net for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017, was primarily due to higher losses in the prior year period related to divested businesses and investment.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

Supplemental Geographic and Customer Solution Set Information:

	For the Three Months Ended March 31,
	2018	2017
Customer Solution Set Revenue:
Americas:
Risk Management Solutions	$187.2	$182.0
Sales & Marketing Solutions	158.5	132.5
Total Americas Revenue	$345.7	$314.5

Non-Americas:
Risk Management Solutions	$57.0	$54.4
Sales & Marketing Solutions	15.5	12.6
Total Non-Americas Revenue	$72.5	$67.0

Consolidated Total:
Risk Management Solutions	$244.2	$236.4
Sales & Marketing Solutions	174.0	145.1
Consolidated Total Revenue	$418.2	$381.5

	At March 31, 2018	At December 31, 2017
Assets:
Americas (3)	$1,352.2	$1,585.7
Non-Americas (4)	449.6	735.0
Total Segments	1,801.8	2,320.7
Corporate and Other (5)	141.5	160.2
Consolidated Total	$1,943.3	$2,480.9
Goodwill:
Americas	$635.1	$635.7
Non-Americas	147.4	143.9
Consolidated Total (6)	$782.5	$779.6

(3)
Total assets in the Americas segment at March 31, 2018 decreased by $233.5 million compared to December 31, 2017, primarily driven by the impact of the adoption of Topic 606 (See Note 2 and Note 3 to the unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for further details), and a decrease in accounts receivable due to the cyclical sales pattern of our Americas business, partially offset by a net increase in operating cash.

(4)
Total assets in the Non-Americas segment at March 31, 2018 decreased by $285.4 million compared to December 31, 2017, primarily driven by a net decrease in cash due to repatriations of overseas cash back to the U.S. in the first quarter of 2018, and the adoption of Topic 606 (See Note 2 and Note 3 to the unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for further details), partially offset by the positive impact of foreign currency translation.

(5)	Total assets in Corporate and Other at March 31, 2018 decreased by $18.7 million compared to December 31, 2017, primarily due to a net decrease in cash driven by payments of borrowing on our credit facility, partially offset by cash remitted from our foreign operations during the first quarter of 2018.

(6)	Goodwill increased by $2.9 million at March 31, 2018 compared to December 31, 2017, primarily due to the positive impact of foreign currency translation.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

Note 12 -- Financial Instruments
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
By their nature, all such instruments involve risk, including the credit risk of non-performance by counterparties. However, at March 31, 2018 and December 31, 2017, there was no significant risk of loss in the event of non-performance of the counterparties to these financial instruments. We control our exposure to credit risk through monitoring procedures.
Our trade receivables do not represent a significant concentration of credit risk at March 31, 2018 and December 31, 2017, because we sell to a large number of customers in different geographical locations and industries.
Interest Rate Risk Management
Our objective in managing our exposure to interest rates is to limit the impact of interest rate changes on our earnings, cash flows and financial position, and to lower our overall borrowing costs. To achieve these objectives, we maintain a policy that floating-rate debt be managed within a minimum and maximum range of our total debt exposure. To manage our exposure and limit volatility, we may use fixed-rate debt, floating-rate debt and/or interest rate swaps. We recognize all derivative instruments as either assets or liabilities at fair value in the statement of financial position. As of March 31, 2018 and December 31, 2017, we did not have any interest rate derivatives outstanding.
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
As in prior years, we have hedged substantially all balance sheet positions denominated in a currency other than the functional currency applicable to each of our various subsidiaries with short-term, foreign exchange forward contracts. In addition, we may use foreign exchange forward contracts to hedge certain net investment positions. The underlying transactions and the corresponding foreign exchange forward contracts are marked to market at the end of each quarter and the fair value impacts are reflected within the unaudited consolidated financial statements.
As of March 31, 2018 and December 31, 2017, the notional amounts of our foreign exchange contracts were $230.8 million and $239.2 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

Fair Values of Derivative Instruments in the Consolidated Balance Sheet

	Asset Derivatives				Liability Derivatives
	March 31, 2018		December 31, 2017		March 31, 2018		December 31, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other Current Assets	$0.6	Other Current Assets	$1.5	Other Accrued & Current Liabilities	$1.7	Other Accrued & Current Liabilities	$2.1
Total derivatives not designated as hedging instruments		$0.6		$1.5		$1.7		$2.1
Total Derivatives		$0.6		$1.5		$1.7		$2.1
Our foreign exchange forward contracts are not designated as hedging instruments under authoritative guidance.
The Effect of Derivative Instruments on the Consolidated Statement of Operations and Comprehensive Income (Loss)

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		For the Three Months Ended March 31,
		2018	2017
Foreign exchange forward contracts	Non-Operating Income (Expenses) – Net	$2.2	$1.6
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value. Level inputs, as defined by authoritative guidance, are as follows:

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
The following table summarizes fair value measurements by level at March 31, 2018 for assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Balance at March 31, 2018
Assets:
Cash Equivalents (1)	$13.8	$—	$—	$13.8
Other Current Assets:
Foreign Exchange Forwards (2)	$—	$0.6	$—	$0.6
Liabilities:
Other Accrued and Current Liabilities:
Foreign Exchange Forwards (2)	$—	$1.7	$—	$1.7

(1)	Cash equivalents represent fair value as it consists of highly liquid investments with an initial term from the date of purchase by the Company to maturity of three months or less.

(2)	Primarily represents foreign currency forward contracts. Fair value is determined based on observable market data and considers a factor for nonperformance in the valuation.
There were no transfers between Levels I and II or transfers in or transfers out of Level III in the fair value hierarchy for the three months ended March 31, 2018.

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
There were no transfers between Levels I and II or transfers in or transfers out of Level III in the fair value hierarchy for the year ended December 31, 2017.
At March 31, 2018 and December 31, 2017, the fair value of cash and cash equivalents, accounts receivable, other receivables and accounts payable approximated carrying value due to the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on valuation models using discounted cash flow methodologies with market data inputs from globally recognized data providers and third-party quotes from major financial institutions (categorized as Level II in the fair value hierarchy), are as follows:

	Balance at
	March 31, 2018		December 31, 2017
	Carrying Amount (Asset) Liability	Fair Value (Asset) Liability	Carrying Amount (Asset) Liability	Fair Value (Asset) Liability
Short-term and Long-term Debt	$595.7	$605.4	$595.4	$606.4
Revolving Credit Facility	$389.0	$391.9	$731.1	$729.0
Term Loan Facility	$344.2	$348.5	$351.6	$355.3
Items Measured at Fair Value on a Nonrecurring Basis
In addition to assets and liabilities that are recorded at fair value on a recurring basis, we are required to record assets and liabilities at fair value on a nonrecurring basis as required by GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges.
During the three months ended March 31, 2018 and 2017, we did not measure any assets or liabilities at fair value on a nonrecurring basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

Note 13 -- Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (“AOCI”) as of March 31, 2018 and 2017:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Total
Balance, December 31, 2016	$(266.2)	$(683.4)	$(949.6)
Other Comprehensive Income Before Reclassifications	(0.7)	—	(0.7)
Amounts Reclassified From Accumulated Other Comprehensive Income, net of tax	—	6.2	6.2
Balance, March 31, 2017	$(266.9)	$(677.2)	$(944.1)

Balance, December 31, 2017	$(218.2)	$(798.7)	$(1,016.9)
Other Comprehensive Income Before Reclassifications	12.9	—	12.9
Amounts Reclassified From Accumulated Other Comprehensive Income, net of tax	—	7.9	7.9
Balance, March 31, 2018	$(205.3)	$(790.8)	$(996.1)
The following table summarizes the reclassifications out of AOCI as of March 31, 2018 and 2017:

Details About Accumulated Other Comprehensive Income Components	Affected Line Item in the Statement Where Net Income is Presented	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
		Three Months Ended March 31,
		2018	2017
Defined Benefit Pension Plans:
Amortization of Prior Service Costs	Selling and Administrative Expenses	$—	$(0.2)
	Operating Expenses	—	(0.1)
Amortization of Actuarial Gain/Loss	Selling and Administrative Expenses	6.2	6.3
	Operating Expenses	4.0	3.5
Total Before Tax		10.2	9.5
Tax (Expense) or Benefit		(2.3)	(3.3)
Total After Tax		$7.9	$6.2

Total Reclassifications for the Period, Net of Tax		$7.9	$6.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

Note 14 -- Acquisition
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
Tax Treatment of Goodwill
The goodwill acquired is not deductible for tax purposes.
Note 15 -- Goodwill and Other Intangibles
Computer Software and Goodwill:

	Computer Software	Goodwill
December 31, 2017	$132.1	$779.6
Additions at Cost (1)	13.4	—
Amortization	(9.9)	—
Other (2)	0.9	2.9
March 31, 2018	$136.5	$782.5

(1)	Computer Software - Primarily related to software-related enhancements on products.

(2)	Computer Software and Goodwill - Primarily due to the impact of foreign currency fluctuations.
Other Intangibles:

	Customer Relationships	Trademark and Other	Other Indefinite-Lived Intangibles	Total
December 31, 2017 (3)	$91.6	$66.9	$158.4	$316.9
Additions at Cost	—	—	—	—
Amortization	(3.7)	(4.4)	—	(8.1)
Other	0.1	0.1	—	0.2
March 31, 2018 (3)	$88.0	$62.6	$158.4	$309.0

(3)	Customer Relationships - Net of accumulated amortization of $44.4 million and $40.6 million as of March 31, 2018 and December 31, 2017, respectively.
Trademark and Other - Net of accumulated amortization of $107.7 million and $102.9 million as of March 31, 2018 and December 31, 2017, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

Note 16 -- Contractual Obligations
Cognizant Technology Solutions
In February 2018, we entered into a new three-year agreement with Cognizant Technology Solutions (“CTS”) to consolidate the majority of the existing service agreements in which CTS provides technology support to develop applications for our products and solutions. The agreement is effective retroactively to January 1, 2018. We can terminate the agreement at any time with six months’ prior written notice and a $4.5 million termination fee. Concurrently, a separate three-year agreement dated June 1, 2015, in which CTS provides global maintenance and support for our daily applications and systems, was extended to May 31, 2020.
Our additional minimum commitments related to these agreements over the remaining terms aggregates to approximately $72 million. The following table quantifies our additional contractual obligations related to the new agreement and extension discussed above:

Contractual Obligations	2018	2019	2020	Total
Cognizant Technology Solutions	$24.3	$28.4	$19.3	$72.0

Note 17 -- Subsequent Events
Dividend Declaration
In May 2018, the Board of Directors approved the declaration of a dividend of $0.5225 per share of common stock for the second quarter of 2018. This cash dividend will be payable on June 8, 2018 to shareholders of record at the close of business on May 23, 2018.

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
Dun & Bradstreet® is the world’s leading source of commercial data, analytics and insight on businesses. Our global commercial database as of March 31, 2018 contained more than 295 million business records. We transform commercial data into valuable insight which is the foundation of our global solutions that customers rely on to make critical business decisions.
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
How We Manage Our Business
In addition to reporting generally accepted accounting principles in the United States of America (“GAAP”) results, the Company evaluates performance and reports on a total company basis and on a business segment level basis its results (such as revenue, operating income, operating income growth, operating margin, net income, tax rate and diluted earnings per share) on an “As Adjusted” basis. The term “As Adjusted” refers to the following: the elimination of the impact of Topic 606, the elimination of the effect on revenue due to purchase accounting fair value adjustments to deferred revenue; restructuring charges; other non-core gains and charges that are not in the normal course of our business (such as gains and losses on sales of businesses, impairment charges, effect of significant changes in tax laws and material tax and legal settlements); acquisition and divestiture-related fees (such as costs for bankers, legal fees, due diligence, retention payments and contingent consideration adjustments); and acquisition-related intangible amortization expense. A recurring component excluded from our “As Adjusted” results is our restructuring charges, which we believe do not reflect our underlying business performance. Such charges are variable from period to period based upon actions identified and taken during each period. Additionally, our “As Adjusted” results exclude the results of Discontinued Operations. Management reviews operating results on an “As Adjusted” basis on a monthly basis and establishes internal budgets and forecasts based upon such measures. Management further establishes annual and long-term compensation such as salaries, target cash bonuses and target equity compensation amounts based on performance on an “As Adjusted” basis and a significant percentage weight is placed upon performance on an “As Adjusted” basis in determining whether performance objectives have been achieved. Management believes that by reflecting these adjustments to our GAAP financial measures, business leaders are provided incentives to recommend and execute actions that support our long-term growth strategy rather than being influenced by the potential impact one of these items can have in a particular period on their compensation. The Company adjusts for these items because they do not reflect the Company’s underlying business performance and they may have a disproportionate positive or negative impact on the results of its ongoing business operations. We believe that the use of our non-GAAP financial measures provides useful supplemental information to our investors.
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
We report and monitor our revenue performance as Risk Management Solutions and Sales & Marketing Solutions. Within Risk Management Solutions, we monitor the performance as Trade Credit and Other Enterprise Risk Management. Trade Credit represents our commercial credit products such as D&B Credit Suite (which includes D&B Credit and DNBi® solutions), and “Other Trade Credit” solutions, which are products and services used to manage credit risk and support our customers’ internal credit risk decisioning process. Other Enterprise Risk Management includes all of our remaining Risk Management products, such as our compliance, supply chain, credit on self and D&B Direct risk solutions. We manage and report our Sales and Marketing Solutions as Sales Acceleration and Advanced Marketing Solutions. Sales Acceleration includes solutions designed to align sales and marketing teams around the same refined and inter-connected information (data that is current, tied to buying signals, and delivered with context) to shorten sales cycles, increase win rates, and accelerate revenue growth more quickly. Our customers want to target more intelligently to enhance sales productivity; that is to know who they are selling to, what their customers might be buying, how things are changing at their customers’ companies, where their customers have purchased before, and how to most efficiently engage with them. We provide these solutions through applications such as D&B Hoovers, as well as direct access to our contact data. Advanced Marketing Solutions consists of our Master Data solutions, which enable our customers to integrate and organize data to create a single view of customers and prospects, enrich data, continuously manage data quality and link company identity and hierarchy. It also consists of Audience Solutions products, which use data and analytics to fuel enhanced programmatic targeting and web visitor intelligence.
We also evaluate our business and provide the following supplemental revenue metrics. For Trade Credit, we further provide revenue for the D&B Credit Suite and Other Trade Credit. We also provide a revenue metric called D&B Hoovers Suite. This metric encompasses our legacy Hoover’s product, our new D&B Hoovers product, our Salesforce alliance revenue through data.com and certain of our Avention legacy products.
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
See “Results of Operations” below for a discussion of our results reported on a GAAP basis.

Overview
We manage and report our business through the following two segments:

•	Americas, which consists of our operations in the United States (“U.S.”), Canada, and our Latin America Worldwide Network; and

•	Non-Americas, which consists of our operations in the United Kingdom (“U.K.”), Greater China, India and our European and Asia Pacific Worldwide Networks.
The financial statements of our subsidiaries outside of the U.S. and Canada reflect results for the three months ended February 28 in order to facilitate the timely reporting of the unaudited consolidated financial results and unaudited consolidated financial position.
The following table presents the contribution by segment to revenue:

	For the Three Months Ended March 31,
	2018	2017
Revenue:
Americas	83%	82%
Non-Americas	17%	18%
The following table presents contributions by customer solution set to revenue:

	For the Three Months Ended March 31,
	2018	2017
Revenue by Customer Solution Set:
Risk Management Solutions	58%	62%
Sales & Marketing Solutions	42%	38%
Our customer solution sets are discussed in greater detail in “Item 1. Business” in our Annual Report on Form 10-K for the year ended December 31, 2017 and "How We Manage Our Business" included in Item 2. of this Quarterly Report on Form 10-Q.
Critical Accounting Policies and Estimates
In preparing the unaudited consolidated financial statements and accounting for the underlying transactions and balances reflected therein, we have applied the critical accounting policies described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2017, except for our policy on revenue recognition, which has been updated for the adoption of Topic 606. See Note 2 and Note 3 included in Item 1. of our Quarterly Report on Form 10-Q for further detail.
Recently Issued Accounting Standards
See Note 2 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for disclosure of the impact that recent accounting pronouncements may have on the unaudited consolidated financial statements.
Results of Operations
The following discussion and analysis of our financial condition and results of operations are based upon the unaudited consolidated financial statements and should be read in conjunction with the unaudited consolidated financial statements and related notes set forth in Item 1. of this Quarterly Report on Form 10-Q and the audited financial statements and related notes set forth in Item 8. of our Annual Report on Form 10-K for the year ended December 31, 2017, all of which have been prepared in accordance with GAAP.

Consolidated Revenue
The following table presents our total revenue by segment:

	For the Three Months Ended March 31,
	2018	2017
	(Amounts in millions)
Revenue:
Americas	$345.7	$314.5
Non-Americas	72.5	67.0
Total Revenue	$418.2	$381.5
The following table presents our total revenue by customer solution set:

	For the Three Months Ended March 31,
	2018	2017
	(Amounts in millions)
Revenue:
Risk Management Solutions	$244.2	$236.4
Sales & Marketing Solutions	174.0	145.1
Total Revenue	$418.2	$381.5
Three Months Ended March 31, 2018 vs. Three Months Ended March 31, 2017
Total revenue increased $36.7 million, or 10% (8% increase before the effect of foreign exchange), for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The increase in total revenue was driven by an increase in Americas total revenue of $31.2 million, or 10% (both after and before the effect of foreign exchange) and an increase in Non-Americas total revenue of $5.5 million, or 8% (1% increase before the effect of foreign exchange).
The adoption of Topic 606 resulted in an increase in revenue of $33.5 million for the three months ended March 31, 2018. See Note 2 and Note 3 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further details. Excluding the impact of the adoption of Topic 606, total revenue increased $3.2 million, or 1% (less than 1% decrease before the effect of foreign exchange).
Also, we acquired a 100% equity interest in Avention during the first quarter of 2017. The impact of the deferred revenue fair value adjustment was a reduction to revenue of $2.3 million for the three months ended March 31, 2017. See Note 14 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further details on the Avention acquisition.
Customer Solution Sets
On a customer solution set basis, total revenue reflects:

•
A $7.8 million, or 3% increase (2% increase before the effect of foreign exchange), in Risk Management Solutions. The increase was driven by an increase in revenue in Americas of $5.2 million, or 3% (both after and before the effect of foreign exchange) and an increase in revenue in Non-Americas of $2.6 million, or 5% (2% decrease before the effect of foreign exchange). Excluding the impact of the adoption of Topic 606, Risk Management Solutions decreased $3.0 million, or 1% (3% decrease before the effect of foreign exchange); and

•
A $28.9 million, or 20% increase (19% increase before the effect of foreign exchange), in Sales & Marketing Solutions. The increase was driven by an increase in revenue in Americas of $26.0 million, or 20% (both after and before the effect of foreign exchange) and an increase in revenue in Non-Americas of $2.9 million, or 24% (16% increase before the effect of foreign exchange). Excluding the impact of the adoption of Topic 606, Sales & Marketing Solutions increased $6.2 million, or 4% (both after and before the effect of foreign exchange).

Consolidated Operating Costs
The following table presents our consolidated operating costs and operating income for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
	2018	2017
	(Amounts in millions)
Operating Expenses	$139.2	$141.6
Selling and Administrative Expenses	152.2	170.7
Depreciation and Amortization	21.1	18.9
Restructuring Charge	11.0	9.0
Operating Costs	$323.5	$340.2
Operating Income	$94.7	$41.3
Operating Expenses
Operating expenses decreased $2.4 million, or 2%, for the three months ended March 31, 2018, compared to the three months ended March 31, 2017. The decrease was primarily as a result of our cost reduction efforts.
Selling and Administrative Expenses
Selling and administrative expenses decreased $18.5 million, or 11% for the three months ended March 31, 2018, compared to the three months ended March 31, 2017. The decrease was primarily due to:

•
The impact of the adoption of Topic 606, which resulted in capitalizing of commissions paid on new business. See Note 2 and Note 3 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further detail; and

•	Decreased costs as a result of our cost reduction efforts.
Matters Impacting Both Operating Expenses and Selling and Administrative Expenses
Pension, Postretirement and 401(k) Plan
As a result of the adoption of ASU No. 2017-07, “Compensation - Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” effective January 1, 2018, we have included only the service cost component of the net pension and postretirement benefit cost in our compensation cost and reported the other components of the net pension and postretirement benefit cost in Non-Operating Income (Expense) - Net. We have also reclassified all historical results accordingly. The service cost component for our pension and postretirement plans was $1.2 million and $0.9 million for the three months ended March 31, 2018 and 2017, respectively. Higher service cost for the first quarter of 2018 as compared to the prior year period was primarily due to lower discount rates at January 1, 2018 applied to our global plans. The weighted average discount rate applied to the projected benefit obligation for our pension plans globally at January 1, 2018 was 3.25%, a 37 basis points decrease from the 3.62% discount rate at January 1, 2017.
We had expense associated with our 401(k) Plan of $4.3 million and $4.2 million for the three months ended March 31, 2018 and 2017, respectively. Higher expense in the first quarter of 2018 compared to the same prior year period was primarily due to higher company matching contributions associated with higher compensation.
Stock-Based Compensation
For our stock-based compensation programs, we recognized a net expense credit of $0.6 million for the three months ended March 31, 2018, compared to total expense of $5.4 million for the three months ended March 31, 2017.

The following table sets forth the components of our stock-based compensation (credit):

	For the Three Months Ended March 31,
	2018	2017
	(Amounts in millions)
Restricted Stock Unit Programs	$(1.0)	$4.9
Employee Stock Purchase Plan	0.4	0.5
Total Expense (Credit)	$(0.6)	$5.4
Lower expense for our restricted stock unit programs in the first quarter of 2018 was primarily due to significantly higher forfeitures as a result of the departure of several senior executives.
We expect total stock-based compensation expense of approximately $14.8 million for 2018. We consider these costs to be part of our compensation costs and, therefore, they are included in operating expenses and in selling and administrative expenses, based upon the classifications of the underlying compensation.
Depreciation and Amortization
Depreciation and amortization increased $2.2 million, or 11%, for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. The increase in depreciation and amortization was primarily due to increased capital costs for revenue generating investments to enhance our capabilities.
Restructuring Charge
We recorded restructuring charges of $11.0 million and $9.0 million for the three months ended March 31, 2018 and 2017, respectively. See Note 4 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further detail.
Interest Income (Expense) — Net
The following table presents our “Interest Income (Expense) – Net” for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
	2018	2017
	(Amounts in millions)
Interest Income	$0.8	$0.4
Interest Expense	(14.1)	(14.6)
Interest Income (Expense) – Net	$(13.3)	$(14.2)
Interest income increased $0.4 million for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. The increase in interest income was primarily attributable to higher average interest rates on our invested cash.
Interest expense decreased $0.5 million for the three months ended March 31, 2018, as compared to the three months ended March 31, 2017. The decrease in interest expense was primarily attributable to lower average amounts of debt outstanding.

Other Income (Expense) — Net
The following table presents our “Other Income (Expense) — Net” for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
	2018	2017
	(Amounts in millions)
Loss on Sale of Businesses (a)	$—	$(0.7)
Miscellaneous Other Income (Expense) – Net (b)	(0.5)	(1.5)
Other Income (Expense) – Net	$(0.5)	$(2.2)

(a)
During the three months ended March 31, 2017, we recorded an additional pre-tax loss of $0.7 million for the divestiture of the Benelux businesses related to a working capital adjustment. See Note 17 to our consolidated financial statements included in Item 8. of our Annual Report on Form 10-K for further detail.

(b)
Miscellaneous Other Expense - Net decreased during the three months ended March 31, 2018, as compared to the three months ended March 31, 2017, primarily due to losses in the prior year period related to a divested investment.

As a result of the adoption of ASU No. 2017-07, non-service cost components of the pension and postretirement cost (“non-service costs components”) are reported in Miscellaneous Other Income (Expense) - Net within Other Income (Expense)-Net. We have also reclassified all historical results accordingly. Total non-service cost components for our pension and postretirement plans was $0.3 million and $0.4 million for the three months ended March 31, 2018 and 2017, respectively. See Note 10 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further detail.
Provision for Income Taxes
For the three months ended March 31, 2018, our effective tax rate was 19.6% as compared to 33.0% for the three months ended March 31, 2017. Our 2018 tax provision reflects the impact of the adoption of Topic 606 which resulted in a higher pretax income of $42.7 million for the three months ended March 31, 2018. The effective tax rate for the three months ended March 31, 2018, was positively impacted by the reduction of the U.S. statutory tax rate due to the 2017 Tax Cuts and Jobs Act (“2017 Act”) enacted in the fourth quarter of 2017 and by the settlement of an audit in a non-U.S. jurisdiction. The effective tax rate for the three months ended March 31, 2017, was negatively impacted by the non-deductible contingent consideration cost (which is treated as a service-based award for accounting purposes) related to the acquisition of DBCC in 2015 and by lower earnings from non-U.S. jurisdictions with lower tax rates. For the quarter ended March 31, 2018, there are no known changes in our effective tax rate that either have had or that we expect may reasonably have a material impact on our operations or future performance.
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

The following table sets forth our EPS for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
	2018	2017
Basic Earnings (Loss) Per Share of Common Stock:
Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$1.73	$0.44
Loss from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	—	(0.02)
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders	$1.73	$0.42
Diluted Earnings (Loss) Per Share of Common Stock:
Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$1.71	$0.44
Loss from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	—	(0.02)
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders	$1.71	$0.42
For the three months ended March 31, 2018, both basic and diluted EPS attributable to Dun & Bradstreet common shareholders increased compared with the three months ended March 31, 2017. The increases for basic and diluted EPS were primarily due to a 275% increase in net income from continuing operations in the first quarter of 2018 largely driven by the impact of the adoption of Topic 606, which resulted in an increase in net income from continuing operations of $33.0 million for the three months ended March 31, 2018, and the reduction of the U.S. Corporate income tax rate due to the enactment of the 2017 Act in December 2017. The increase in net income from continuing operations was also due to higher costs in the prior year period related to the acquisition of Avention and other investment activities.
Segment Results
We manage and report our business through the following two segments:

•	Americas, which consists of our operations in the U.S., Canada, and our Latin America Worldwide Network; and

•	Non-Americas, which consists of our operations in the U.K., Greater China, India and our European and Asia Pacific Worldwide Network.
The segments reported below, Americas and Non-Americas, are our segments for which separate financial information is available, and upon which operating results are evaluated on a timely basis to assess performance and to allocate resources.
Americas
Americas is our largest segment, representing 83% and 82% of our total revenue for the three months ended March 31, 2018 and 2017, respectively.
The following table presents our Americas revenue by customer solution set and Americas operating income for the three months ended March 31, 2018 and 2017:

	For the Three Months Ended March 31,
	2018	2017
	(Amounts in millions)
Revenue:
Risk Management Solutions	$187.2	$182.0
Sales & Marketing Solutions	158.5	132.5
Americas Total Revenue	$345.7	$314.5
Operating Income	$106.4	$57.6
Three Months Ended March 31, 2018 vs. Three Months Ended March 31, 2017
Americas Overview
Americas total revenue increased $31.2 million, or 10% (both after and before the effect of foreign exchange), for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The adoption of Topic 606 resulted in an increase of $34.2 million for the three months ended March 31, 2018. See Note 2 and Note 3 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further details. Excluding the impact of the adoption of Topic 606, Americas total revenue decreased $3.0 million, or 1% (both after and before the effect of foreign exchange).
Also, we acquired a 100% equity interest in Avention during the first quarter of 2017. The impact of the deferred revenue fair value adjustment was a reduction to revenue of $1.8 million for the three months ended March 31, 2017. See Note 14 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further details on the Avention acquisition.
Americas Customer Solution Sets:
Risk Management Solutions
An increase in Risk Management Solutions of $5.2 million, or 3% (both after and before the effect of foreign exchange). The adoption of Topic 606 resulted in increased revenue of $12.0 million for the three months ended March 31, 2018. Excluding the impact of the adoption of Topic 606, Risk Management Solutions decreased $6.8 million, or 4% (both after and before the effect of foreign exchange). The decrease in Risk Management Solutions reflects:

Trade Credit, which accounted for 68% of total Americas Risk Management Solutions, increased 3% (both after and before the effect of foreign exchange). The impact of the adoption of Topic 606 resulted in an increase in revenue of $11.1 million for the three months ended March 31, 2018. Excluding the impact of the adoption of Topic 606, Trade Credit revenue decreased 6% (both after and before the effect of foreign exchange), primarily due to:

•	Lower revenue from our legacy Trade Credit products, primarily due to customer shifts to our other product offerings;

•
Decreased revenue associated with our D&B Credit Suite driven by lower sales in the first half of 2017 and a change in product offerings resulting in a shift from transactional revenue to subscription revenue; and

•	Lower revenue from consulting services provided to our Worldwide Network partner.

Other Enterprise Risk Management, which accounted for 32% of total Americas Risk Management Solutions, increased 3% (both after and before the effect of foreign exchange). The impact of the adoption of Topic 606 resulted in an increase in revenue of $0.9 million for the three months ended March 31, 2018. Excluding the impacts of the adoption of Topic 606, Other Enterprise Risk Management revenue increased 1% (both after and before the effect of foreign exchange), primarily due to:

•	Increased revenue from our D&B Direct offering and our Compliance and Supply products;
partially offset by:

•	Decreased revenue from our Credit on Self solutions.
Sales & Marketing Solutions
An increase in Sales & Marketing Solutions of $26.0 million, or 20% (both after and before the effect of foreign exchange). The adoption of Topic 606 resulted in increased revenue of $22.2 million for the three months ended March 31, 2018. Excluding the impact of the adoption of Topic 606, Sales & Marketing Solutions increased $3.8 million, or 3% (both after and before the effect of foreign exchange). The increase in Sales & Marketing Solutions reflects:
Sales Acceleration Solutions, which accounted for 46% of total Americas Sales & Marketing Solutions, increased 6% (5% increase before the effect of foreign exchange). The impact of the adoption of Topic 606 resulted in an increase in revenue of $4.2 million for the three months ended March 31, 2018. Excluding the impact of the adoption of Topic 606, Sales Acceleration revenue decreased less than 1% (1% decrease before the effect of foreign exchange), primarily due to decreased revenue from our alliance with Salesforce.com.
Advanced Marketing Solutions, which accounted for 54% of total Americas Sales & Marketing Solutions, increased 35% (both after and before the effect of foreign exchange). The impact of the adoption of Topic 606 resulted in an increase of $18.0 million for the three months ended March 31, 2018. Excluding the impact of the adoption of Topic 606, Advanced Marketing Solutions revenue increased 7% (both after and before the effect of foreign exchange), primarily due to;

•	Increased revenue from our master data products (e.g., D&B Direct and Integration Manager); and

•	Increased revenue in our Audience Solutions offerings.
Americas Operating Income
Americas operating income for the three months ended March 31, 2018 was $106.4 million, compared to $57.6 million for the three months ended March 31, 2017, an increase of $48.8 million, or 85%. The increase in operating income was primarily attributable to the impact of the adoption of Topic 606, which resulted in an increase of $43.2 million to Americas operating income (See Note 3 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further details) and decreased costs as a result of our cost reduction efforts.
Non-Americas
Non-Americas represented 17% and 18% of our total revenue for the three months ended March 31, 2018 and 2017, respectively.
The following table presents our Non-Americas revenue by customer solution set and Non-Americas operating income for the three months ended March 31, 2018 and 2017.

	For the Three Months Ended March 31,
	2018	2017
	(Amounts in millions)
Revenue:
Risk Management Solutions	$57.0	$54.4
Sales & Marketing Solutions	15.5	12.6
Non-Americas Total Revenue	$72.5	$67.0
Operating Income	$20.4	$18.2
Three Months Ended March 31, 2018 vs. Three Months Ended March 31, 2017
Non-Americas Overview
Non-Americas total revenue increased $5.5 million, or 8% (1% increase before the effect of foreign exchange), for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017. The adoption of Topic 606 resulted in a decrease of $0.7 million for the three months ended March 31, 2018. See Note 2 and Note 3 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further details. Excluding the impact of the adoption of Topic 606, Non-Americas total revenue increased $6.2 million, or 9% (3% increase before the effect of foreign exchange).
Also, we acquired a 100% equity interest in Avention during the first quarter of 2017. See Note 14 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further details on the Avention acquisition.
Non-Americas Customer Solution Sets:
Risk Management Solutions
An increase in Risk Management Solutions of $2.6 million, or 5% (2% decrease before the effect of foreign exchange). The adoption of Topic 606 resulted in decreased revenue of $1.2 million for the three months ended March 31, 2018. Excluding the impact of the adoption of Topic 606, Risk Management Solutions increased $3.8 million, or 7% (less than 1% increase before the effect of foreign exchange). The increase in Risk Management Solutions reflects:
Trade Credit, which accounted for 74% of total Non-Americas Risk Management Solutions, increased 4% (3% decrease before the effect of foreign exchange). The impact of the adoption of Topic 606 resulted in an increase in revenue of $2.2 million for the three months ended March 31, 2018. Excluding the impact of the adoption of Topic 606, Trade Credit revenue decreased 2% (8% decrease before the effect of foreign exchange), primarily due to:

•	Decreased revenue in our Worldwide Network due to a shift to our Other Enterprise Risk Management solution set;
partially offset by:

•	The positive impact of foreign exchange.
Other Enterprise Risk Management, which accounted for 26% of total Non-Americas Risk Management Solutions, increased 8% (3% increase before the effect of foreign exchange). The impact of the adoption of Topic 606 resulted in a decrease in revenue of $3.4 million for the three months ended March 31, 2018. Excluding the impact of the adoption of Topic 606, Other Enterprise Risk Management revenue increased 33% (27% increase before the effect of foreign exchange), primarily due to increased revenue in our Worldwide Network, including the impact of the shift of revenue from our Trade Credit solution set.
Sales & Marketing Solutions
An increase in Sales & Marketing Solutions of $2.9 million, or 24% (16% increase before the effect of foreign exchange). The adoption of Topic 606 resulted in increased revenue of $0.5 million for the three months ended March 31, 2018. Excluding the impact of the adoption of Topic 606, Sales & Marketing Solutions increased $2.4 million, or 20% (12% increase before the effect of foreign exchange). The increase in Sales & Marketing Solutions reflects:
Sales Acceleration Solutions, which accounted for 41% of total Non-Americas Sales & Marketing Solutions, increased 33% (23% increase before the effect of foreign exchange). The impact of the adoption of Topic 606 resulted in a decrease in revenue of $0.2 million for the three months ended March 31, 2018. Excluding the impact of the adoption of Topic 606, Sales Acceleration Solutions increased 36% (26% increase before the effect of foreign exchange), primarily due to higher revenue from our D&B Hoovers Suite.
Advanced Marketing Solutions, which accounted for 59% of total Non-Americas Sales & Marketing Solutions, increased 18% (12% increase before the effect of foreign exchange). The impact of the adoption of Topic 606 resulted in an increase in revenue of $0.7 million for the three months ended March 31, 2018. Excluding the impact of the adoption of Topic 606, Advanced Marketing Solutions increased 9% (4% increase before the effect of foreign exchange), primarily due to increased product revenue in our UK market.

Non-Americas Operating Income

Non-Americas operating income for the three months ended March 31, 2018 was $20.4 million, compared to $18.2 million for the three months ended March 31, 2017, an increase of $2.2 million, or 12%. The increase was primarily due to an increase in revenue, partially offset by the impact of the adoption of Topic 606, which resulted in a decrease of $0.5 million to Non-Americas operating income (See Note 3 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further details).

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
In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are identifying the following important factors that, individually or in the aggregate, could cause actual results to differ materially from those contained in any forward-looking statements made by us; any such statement is qualified by reference to the following cautionary factors: (i) reliance on third parties to support critical components of our business model; (ii) our ability to protect our information technology infrastructure against cyber attack and unauthorized access; (iii) risks associated with potential violations of the Foreign Corrupt Practices Act and similar laws; (iv) customer demand for our products; (v) the successful implementation of our business strategy and any strategic initiatives we determine to undertake, resulting from the strategic and operational review of our business that we announced in February 2018; (vi) risks associated with recent changes in our executive management team and Board of Directors; (vii) the integrity and security of our global databases and data centers; (viii) our ability to maintain the integrity of our brand and reputation; (ix) our ability to renew large contracts and the related revenue recognition and timing thereof; (x) the impact of macro-economic challenges on our customers and vendors; (xi) future laws or regulations with respect to the collection, compilation, storage, use, cross-border transfer, publication and/or sale of information and adverse publicity or litigation concerning the commercial use of such information; (xii) our ability to acquire and successfully integrate other businesses, products and technologies; (xiii) adherence by third-party members of our Dun & Bradstreet Worldwide Network, or other third parties who license and sell under the Dun & Bradstreet name, to our quality standards and to the renewal of their agreements with Dun & Bradstreet; (xiv) the effects of foreign and evolving economies, exchange rate fluctuations, legislative or regulatory requirements and the implementation or modification of fees or taxes to collect, compile, store, use, transfer cross-border, publish and/or sell data; and (xv) the other factors described under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Legal Proceedings” and elsewhere in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K, our other Quarterly Reports on Form 10-Q and the Company’s other reports or documents filed or furnished with the Securities and Exchange Commission.
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
We believe that cash provided by operating activities, supplemented as needed with available financing arrangements, is sufficient to meet our short-term needs (12 months or less), including restructuring charges, our capital investments, contractual obligations, tax liabilities related to our distributed and undistributed foreign earnings and contingencies (see Note 8 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q), excluding the legal matters identified in such note for which exposures cannot be estimated or are not probable. We have the ability to access the short-term borrowings market to supplement the seasonality in the timing of receipts in order to fund our working capital needs. Our future capital requirements will depend on many factors that are difficult to predict, including the size, timing and structure of any future acquisitions, future capital investments and future results of operations.
Our $1 billion revolving credit facility, which matures July 2019, requires the maintenance of interest coverage and total debt to Earnings Before Interest, Income Taxes, Depreciation and Amortization (“EBITDA”) ratios which are defined in the credit agreement. On May 14, 2015, we amended the facility to modify the total debt to EBITDA ratio from 4.0:1.0 to 4.5:1.0 for any fiscal quarter that ended before December 31, 2016. For fiscal quarters ending on or after December 31, 2016, the total debt to EBITDA ratio reverted to 4.0:1.0. We were in compliance with the $1 billion revolving credit facility financial and non-financial covenants at March 31, 2018 and at March 31, 2017. At March 31, 2018 and March 31, 2017, we had $389.0 million and $294.4 million, respectively, in borrowings outstanding under our $1 billion revolving credit facility.
The enactment of the 2017 Act on December 22, 2017 resulted in a significant impact on our financial statements (see Note 5 to the consolidated financial statements included in Item 8. of our Annual Report on Form 10-K for further detail). One of the key provisions in the 2017 Act was to impose a one-time mandatory U.S. tax on the accumulated undistributed foreign earnings as of December 31, 2017, and as a result we were able to repatriate our accumulated undistributed earnings from our non-U.S. subsidiaries through December 31, 2017. The 2017 Act also allows us to remit our future earnings to the U.S. without incurring additional U.S. taxes. We recorded a total tax liability of $55.4 million in the consolidated financial statements during the year ended December 31, 2017, of which $5.0 million was related to the foreign withholding tax included in “Accrued Income Tax” and $50.4 million was related to the estimated one-time mandatory U.S. tax included in “Other Non-Current Liabilities.” The one-time U.S. tax liability will be paid over eight years starting April 15, 2019. During the first quarter of 2018, we repatriated approximately $295 million from our overseas operations, for which we recorded an additional $1.7 million current tax liability, included in “Accrued Income Tax,” reflecting changes in foreign currency exchange rates between December 31, 2017 and the dates of the repatriations. In addition, we recorded a deferred tax liability of $1.0 million related to changes in foreign currency exchange rates between December 31, 2017 and March 31, 2018, for the undistributed foreign earnings at March 31, 2018. During the first quarter of 2018, we used the repatriated cash to reduce borrowings outstanding under our $1 billion revolving credit facility.
As of March 31, 2018, $180.6 million of our $188.1 million cash and cash equivalents on the unaudited consolidated balance sheet was held by our foreign operations.
On March 27, 2017, Standard & Poor’s Ratings Services downgraded our corporate credit rating to BB+ from BBB-. As a result, the interest rates on each of our senior notes and the spreads under the term loan facility and revolving credit facility were adjusted up. See Note 5 included in Item 1. of our Quarterly Report on Form 10-Q for further detail. In addition, on May 22, 2017, Fitch Ratings downgraded our corporate credit rating to BBB- from BBB. The interest rates and spreads on our borrowings were not impacted as a result of the downgrade. Any further downgrades may increase our overall cost of borrowing and/or may negatively impact our ability to raise additional debt capital.
Cash Provided by Operating Activities from Continuing Operations
Net cash provided by operating activities was $121.6 million and $123.8 million for the three months ended March 31, 2018 and 2017, respectively. The $2.2 million decrease was driven by:

•
A settlement payment related to the Securities and Exchange Commission (“SEC”) and the United States Department of Justice (“DOJ”) investigation of our China operations. See Note 8 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on our Form 10-Q;

•	An increase in restructuring payments compared to the prior year period; and

•	An increase in interest expense payments compared to the prior year period;
partially offset by:

•	A payment for a service-based award that occurred during the first quarter of 2017 related to the DBCC acquisition in 2015; and

•	A net decrease in other working capital during the period.
Cash Used in Investing Activities from Continuing Operations
Net cash used in investing activities was $12.0 million for the three months ended March 31, 2018, as compared to net cash used in investing activities of $164.4 million for the three months ended March 31, 2017. The $152.4 million decrease in net cash used was primarily driven by payment of $150.0 million in the prior year period for the acquisition of Avention during the first quarter of 2017. See Note 14 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on our Form 10-Q.
Cash (Used in) Provided by Financing Activities from Continuing Operations
Net cash used in financing activities was $375.0 million for the three months ended March 31, 2018, as compared to net cash provided by financing activities of $65.6 million for the three months ended March 31, 2017. As set forth below, this $440.6 million change primarily relates to usage under the revolving credit facility.

We had $389.0 million and $294.4 million of borrowings outstanding under the $1 billion revolving credit facility at March 31, 2018 and 2017, respectively. We borrowed under this facility from time to time during the three months ended March 31, 2018 and 2017 to supplement the timing of receipts in order to fund our working capital needs. We also borrowed under this facility during the first quarter of 2017 to fund a portion of the consideration for our purchase of Avention.

Future Liquidity—Sources and Uses of Funds
Share Repurchase Programs
In August 2014, our Board of Directors approved a $100 million share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and Employee Stock Purchase Program, and to be used for discretionary share repurchases from time to time. The $100 million share repurchase program will remain open until it has been fully utilized. There is currently no definitive timeline under which the program will be completed. As of March 31, 2018, we had not yet commenced share repurchases under this program.
Dividends
In May 2018, the Board of Directors approved the declaration of a dividend of $0.5225 per share of common stock for the second quarter of 2018. This cash dividend will be payable on June 8, 2018 to shareholders of record at the close of business on May 23, 2018.
Potential Payments in Legal Matters
We are involved in certain legal proceedings, regulatory matters, claims and litigation arising in the ordinary course of business. These matters are at various stages of resolution, but could ultimately result in significant cash payments as described in Note 8 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q. We believe we have adequate reserves recorded in the unaudited consolidated financial statements for our current exposures in these matters, where applicable, as described herein.
Unrecognized Tax Benefits
We have a total amount of unrecognized tax benefits of $5.9 million as of March 31, 2018. Although we do not anticipate payments within the next twelve months for these matters, these could require the aggregate use of cash totaling approximately $3.9 million as of such date.
Contractual Cash Obligations
In February 2018, we entered into a new three-year agreement with Cognizant Technology Solutions (“CTS”) to consolidate the majority of the existing service agreements in which CTS provides technology support to develop applications for our products and solutions. The agreement is effective retroactively to January 1, 2018. We can terminate the agreement at any time with six months’ prior written notice and a $4.5 million termination fee. Concurrently, a separate three-year agreement dated June 1, 2015, in which CTS provides global maintenance and support for our daily applications and systems, was extended to May 31, 2020.
Our additional minimum commitments related to these agreements over the remaining terms aggregates to approximately $72 million.
Off-Balance Sheet Arrangements

We do not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.

Fair Value Measurements
Our non-recurring non-financial assets and liabilities include long-lived assets held and used, goodwill and intangible assets. These assets are recognized at fair value when they are deemed to be impaired. As of March 31, 2018, we did not have any unobservable (Level III) inputs in determining the fair value of our assets and liabilities measured at fair value on a recurring basis other than our real estate funds within our pension plans.
In addition, the fair value of our real estate funds within our pension plans was measured using Level III inputs.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Our market risks primarily consist of the impact of changes in currency exchange rates on assets and liabilities, the impact of changes in the market value of certain of our investments and the impact of changes in interest rates on our borrowing costs and fair value calculations. As of March 31, 2018, no material change had occurred in our market risks, compared with the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2017 included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Item 4.	Controls and Procedures.
We evaluated the effectiveness of our disclosure controls and procedures (“Disclosure Controls”) as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) as of the end of the period covered by this report. This evaluation (“Controls Evaluation”) was done with the participation of our Interim Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”).

Disclosure Controls are controls and other procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Interim CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
Limitations on the Effectiveness of Controls
Our management, including our Interim CEO and CFO, does not expect that our Disclosure Controls or our internal control over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Dun & Bradstreet have been detected. Judgments in decision-making can be faulty and breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by individual acts, by collusion of two or more people, or by management override. The design of a control system is also based upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. Our Disclosure Controls are designed to provide reasonable assurance of achieving their objectives.
Conclusions Regarding Disclosure Controls
Based upon our Controls Evaluation, our Interim CEO and CFO have concluded that as of the end of the quarter ended March 31, 2018, our Disclosure Controls are effective at a reasonable assurance level.
Change in Internal Control Over Financial Reporting
The adoption of ASC 606, Revenue from Contracts with Customers, required the implementation of a new financial system and new accounting processes, which changed the Company's internal controls over revenue recognition, contract acquisition costs (deferred commissions) and financial reporting. The Company has completed the design and implementation of these controls.  There were no other changes in our internal control over financial reporting that occurred during the first quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Information in response to this Item is included in “Part I — Item 1. — Note 7 — Contingencies” and is incorporated by reference into Part II of this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases made by or on behalf of the Company or our affiliated purchasers during the quarter ended March 31, 2018, of shares of equity that are registered by the Company pursuant to Section 12 of the Exchange Act.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Currently Authorized Shares that May Yet Be Purchased Under the Plans or Programs (a)
(Dollar amounts in millions, except share data)
January 1 - 31, 2018	—	$—	—	$—
February 1 - 28, 2018	—	$—	—	$—
March 1 - 31, 2018	—	$—	—	$—
	—	$—	—	$100.0

(a)
In August 2014, our Board of Directors approved a $100 million share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and Employee Stock Purchase Program, and to be used for discretionary share repurchases from time to time. The $100 million share repurchase program will remain open until it has been fully utilized. There is currently no definitive timeline under which the program will be completed. As of March 31, 2018, we had not yet commenced share repurchases under this program.

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

Exhibit 101
The following financial information from The Dun & Bradstreet Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited), (ii) the Consolidated Balance Sheets (Unaudited), (iii) the Consolidated Statements of Cash Flows (Unaudited), (iv) the Consolidated Statements of Shareholders’ Equity (Deficit) (Unaudited), and (v) the Notes to Consolidated Financial Statements (Unaudited).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DUN & BRADSTREET CORPORATION
		By:	/s/ RICHARD H. VELDRAN
Richard H. Veldran
Date:	May 10, 2018		Chief Financial Officer

		By:	/s/ ANTHONY PIETRONTONE JR.
Anthony Pietrontone Jr.
Date:	May 10, 2018		Principal Accounting Officer and Corporate Controller