Form 10-Q
period 2018-06-30
DUN & BRADSTREET CORP/NW
filed 2018-08-09
CIK 1115222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
Form 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding at June 30, 2018
Common Stock,	37,125,490
par value $0.01 per share

THE DUN & BRADSTREET CORPORATION

PART I. UNAUDITED FINANCIAL INFORMATION

Item 1.	Financial Statements
The Dun & Bradstreet Corporation Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Amounts in millions, except per share data)
Revenue	$439.6	$405.7	$857.8	$787.2
Operating Expenses	139.0	139.4	278.2	281.0
Selling and Administrative Expenses	155.2	162.7	307.4	333.4
Depreciation and Amortization	22.7	19.4	43.8	38.3
Restructuring Charge	10.5	7.5	21.5	16.5
Operating Costs	327.4	329.0	650.9	669.2
Operating Income	112.2	76.7	206.9	118.0
Interest Income	0.3	0.4	1.1	0.8
Interest Expense	(13.2)	(15.1)	(27.3)	(29.7)
Other Income (Expense) - Net	1.2	1.5	0.7	(0.7)
Non-Operating Income (Expense) - Net	(11.7)	(13.2)	(25.5)	(29.6)
Income (Loss) Before Provision for Income Taxes and Equity in Net Income of Affiliates	100.5	63.5	181.4	88.4
Less: Provision for Income Taxes	6.3	18.7	22.2	26.9
Equity in Net Income of Affiliates	0.5	1.9	1.1	2.7
Net Income (Loss) from Continuing Operations	94.7	46.7	160.3	64.2
Less: Net Income Attributable to the Noncontrolling Interest	(1.7)	(1.6)	(3.4)	(2.8)
Net Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet	$93.0	$45.1	$156.9	$61.4
Loss on Disposal of Business, no Tax Impact	—	—	—	(0.8)
Loss from Discontinued Operations, no Tax Impact	—	—	—	(0.8)
Net Income (Loss) Attributable to Dun & Bradstreet	$93.0	$45.1	$156.9	$60.6
Basic Earnings (Loss) Per Share of Common Stock:
Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$2.51	$1.22	$4.23	$1.66
Loss from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	—	—	—	(0.02)
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders	$2.51	$1.22	$4.23	$1.64
Diluted Earnings (Loss) Per Share of Common Stock:
Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$2.50	$1.22	$4.21	$1.65
Loss from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	—	—	—	(0.02)
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders	$2.50	$1.22	$4.21	$1.63
Weighted Average Number of Shares Outstanding-Basic	37.1	36.9	37.1	36.9
Weighted Average Number of Shares Outstanding-Diluted	37.2	37.1	37.3	37.1
Cash Dividend Paid Per Common Share	$0.52	$0.50	$1.05	$1.01
Other Comprehensive Income, Net of Income Taxes:
Net Income (Loss) from Continuing Operations	$94.7	$46.7	$160.3	$64.2
Loss from Discontinued Operations, no Tax Impact	—	—	—	(0.8)
Net Income (Loss)	94.7	46.7	160.3	63.4
Foreign Currency Translation Adjustments, Net of Tax	(13.3)	23.4	(0.1)	22.9
Defined Benefit Pension Plans:
Prior Service Costs, Net of Tax Benefit (Expense) (1)	0.1	(0.1)	0.1	(0.3)
Net Actuarial Gain, Net of Tax Benefit (Expense) (2)	7.9	6.2	15.8	12.6
Derivative Financial Instrument, no tax impact	0.2	—	0.2	—
Total Other Comprehensive Income (Loss), Net of Tax	(5.1)	29.5	16.0	35.2
Comprehensive Income (Loss), Net of Tax	89.6	76.2	176.3	98.6
Less: Comprehensive Income Attributable to the Noncontrolling Interest	(1.4)	(2.0)	(3.4)	(3.4)
Comprehensive Income (Loss) Attributable to Dun & Bradstreet	$88.2	$74.2	$172.9	$95.2

(1)	Tax Benefit (Expense) of $0.1 million and $0.2 million during the three months and six months ended June 30, 2017, respectively.

(2)
Tax Benefit (Expense) of $(2.4) million and $(3.4) million during the three months ended June 30, 2018 and 2017, respectively. Tax Benefit (Expense) of $(4.7) million and $(6.8) million during the six months ended June 30, 2018 and 2017, respectively.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation Consolidated Balance Sheets (Unaudited)

	June 30, 2018	December 31, 2017
	(Amounts in millions, except per share data)
ASSETS
Current Assets
Cash and Cash Equivalents	$199.5	$442.4
Accounts Receivable, Net of Allowance of $14.3 at June 30, 2018 and $24.2 December 31, 2017	257.4	596.8
Other Current Receivables	11.3	12.6
Prepaid Taxes	3.5	4.9
Other Prepaids	40.4	35.4
Other Current Assets	6.1	1.6
Total Current Assets	518.2	1,093.7
Non-Current Assets
Property, Plant and Equipment, Net of Accumulated Depreciation of $63.1 at June 30, 2018 and $59.1 at December 31, 2017	34.5	38.9
Computer Software, Net of Accumulated Amortization of $360.1 at June 30, 2018 and $341.5 at December 31, 2017	135.4	132.1
Goodwill (Note 15)	778.1	779.6
Deferred Income Tax	41.3	57.1
Other Receivables	1.8	1.8
Other Intangibles (Note 15)	300.6	316.9
Deferred Costs (Note 3)	88.9	—
Other Non-Current Assets	63.1	60.8
Total Non-Current Assets	1,443.7	1,387.2
Total Assets	$1,961.9	$2,480.9
LIABILITIES
Current Liabilities
Accounts Payable	$40.8	$37.4
Accrued Payroll	78.4	114.5
Accrued Income Tax	16.2	50.0
Short-Term Debt	26.3	32.5
Other Accrued and Current Liabilities (Note 7)	104.6	133.6
Short-Term Deferred Revenue	582.0	684.4
Total Current Liabilities	848.3	1,052.4
Pension and Postretirement Benefits	462.2	487.6
Long-Term Debt	1,310.5	1,645.6
Liabilities for Unrecognized Tax Benefits	3.6	5.8
Other Non-Current Liabilities (Note 7)	95.4	100.7
Total Liabilities	2,720.0	3,292.1
Contingencies (Note 8)
EQUITY
DUN & BRADSTREET SHAREHOLDERS’ EQUITY (DEFICIT)
Series A Junior Participating Preferred Stock, $0.01 par value per share, authorized - 0.5 shares; outstanding - none	—	—
Preferred Stock, $0.01 par value per share, authorized - 9.5 shares; outstanding - none	—	—
Series Common Stock, $0.01 par value per share, authorized - 10.0 shares; outstanding - none	—	—
Common Stock, $0.01 par value per share, authorized - 200.0 shares; issued - 81.9 shares	0.8	0.8
Capital Surplus	325.5	332.0
Retained Earnings	3,212.9	3,176.3
Treasury Stock, at cost, 44.8 shares at June 30, 2018 and 45.0 shares at December 31, 2017	(3,312.6)	(3,319.5)
Accumulated Other Comprehensive Income (Loss)	(1,000.9)	(1,016.9)
Total Dun & Bradstreet Shareholders’ Equity (Deficit)	(774.3)	(827.3)
Noncontrolling Interest	16.2	16.1
Total Equity (Deficit)	(758.1)	(811.2)
Total Liabilities and Shareholders’ Equity (Deficit)	$1,961.9	$2,480.9
The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation Consolidated Statements of Cash Flows (Unaudited)

	Six Months Ended
	June 30,
	2018	2017
	(Amounts in millions)
Cash Flows from Operating Activities:
Net Income	$160.3	$63.4
Less:
Loss on Disposal of Business - Discontinued Operations	—	(0.8)
Net Income from Continuing Operations	$160.3	$64.2
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	43.8	38.3
Amortization of Unrecognized Pension Loss	20.6	18.9
(Gain) Loss from Sales of Business	—	0.7
Income Tax Benefit from Stock-Based Awards	4.5	6.4
Equity-Based Compensation Expense	3.2	10.9
Restructuring Charge	21.5	16.5
Restructuring Payments	(19.3)	(12.4)
Changes in Deferred Income Taxes, Net	30.9	2.3
Changes in Accrued Income Taxes, Net	(40.4)	(40.9)
Changes in Operating Assets and Liabilities (1):
(Increase) Decrease in Accounts Receivable	21.2	172.1
(Increase) Decrease in Other Current Assets	(9.1)	3.4
Increase (Decrease) in Deferred Revenue	37.2	(10.2)
Increase (Decrease) in Accounts Payable	(8.7)	(9.7)
Increase (Decrease) in Accrued Liabilities	(65.9)	(61.4)
Increase (Decrease) in Other Accrued and Current Liabilities	—	0.2
(Increase) Decrease in Other Long-Term Assets	1.9	13.6
Net Increase (Decrease) in Long-Term Liabilities	(29.9)	(35.7)
Net, Other Non-Cash Adjustments	1.5	(0.7)
Net Cash Provided by Operating Activities	173.3	176.5
Cash Flows from Investing Activities:
Payments for Contingent Liabilities for Businesses Divested	(0.3)	(1.9)
Payments for Acquisitions of Businesses, Net of Cash Acquired	—	(150.0)
Cash Settlements of Foreign Currency Contracts	(3.2)	1.9
Capital Expenditures	(1.8)	(5.8)
Additions to Computer Software and Other Intangibles	(27.4)	(27.5)
Net, Other	0.4	—
Net Cash Used in Investing Activities	(32.3)	(183.3)
Cash Flows from Financing Activities:
Net (Payment) Proceeds Related to Stock-Based Plans	(3.1)	(2.2)
Payment of Debt Issuance Costs	(3.5)	—
Payments of Dividends	(38.7)	(37.1)
Proceeds from Borrowings on Credit Facilities	870.5	627.2
Proceeds from Borrowings on Term Loan Facilities	300.0	—
Payments of Borrowings on Credit Facilities	(1,160.3)	(534.9)
Payments of Borrowings on Term Loan Facilities	(352.5)	(10.0)
Capital Lease and Other Long-Term Financing Obligation Payment	—	(0.1)
Net, Other	(3.3)	(0.4)
Net Cash (Used in) Provided by Financing Activities	(390.9)	42.5
Effect of Exchange Rate Changes on Cash and Cash Equivalents	7.0	11.9
Increase (Decrease) in Cash and Cash Equivalents	(242.9)	47.6
Cash and Cash Equivalents, Beginning of Period	442.4	352.6
Cash and Cash Equivalents, End of Period	$199.5	$400.2
Supplemental Disclosure of Cash Flow Information:
Cash Paid for:
Income Taxes, Net of Refunds	$27.3	$59.2
Interest	$26.7	$28.5

(1)
Net of the effect of acquisitions and cumulative adjustments to the consolidated balance sheet as of January 1, 2018 due to the adoption of Topic 606. See Note 2 and Note 3 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation Consolidated Statements of Shareholders’ Equity (Deficit) (Unaudited)

			For the Six Months Ended June 30, 2018 and 2017
					(Amounts in millions)
	Common Stock ($0.01 Par Value)	Capital Surplus	Retained Earnings	Treasury Stock	Cumulative Translation Adjustment	Defined Benefit Postretirement Plans	Cash Flow Hedging Derivative	Total Dun & Bradstreet Shareholders’ Equity (Deficit)	Noncontrolling Interest	Total Equity (Deficit)
Balance, December 31, 2016	$0.8	$317.6	$2,959.6	$(3,330.4)	$(266.2)	$(683.4)	$—	$(1,002.0)	$14.2	$(987.8)
Net Income	—	—	60.6	—	—	—	—	60.6	2.8	63.4
Payment to Noncontrolling Interest	—	—	—	—	—	—	—	—	(0.3)	(0.3)
Equity-Based Plans	—	5.2	—	8.5	—	—	—	13.7	—	13.7
Pension Adjustments, net of tax expense of $6.6	—	—	—	—	—	12.3	—	12.3	—	12.3
Dividend Declared	—	—	(37.5)	—	—	—	—	(37.5)	—	(37.5)
Change in Cumulative Translation Adjustment	—	—	—	—	22.4	—	—	22.4	0.5	22.9
Balance, June 30, 2017	$0.8	$322.8	$2,982.7	$(3,321.9)	$(243.8)	$(671.1)	$—	$(930.5)	$17.2	$(913.3)

Balance, December 31, 2017	$0.8	$332.0	$3,176.3	$(3,319.5)	$(218.2)	$(798.7)	$—	$(827.3)	$16.1	$(811.2)
Net Income	—	—	156.9	—	—	—	—	156.9	3.4	160.3
Payment to Noncontrolling Interest	—	—	—	—	—	—	—	—	(3.3)	(3.3)
Equity-Based Plans	—	(6.5)	—	6.9	—	—	—	0.4	—	0.4
Pension Adjustments, net of tax expense of $4.7	—	—	—	—	—	15.9	—	15.9	—	15.9
Dividend Declared	—	—	(38.9)	—	—	—	—	(38.9)	—	(38.9)
Cumulative Adjustment for Topic 606, net of tax benefit of $25.8	—	—	(81.4)	—	—	—	—	(81.4)	—	(81.4)
Change in Cumulative Translation Adjustment	—	—	—	—	(0.1)	—	—	(0.1)	—	(0.1)
Derivative Financial Instruments, no tax impact	—	—	—	—	—	—	0.2	0.2	—	0.2
Balance, June 30, 2018	$0.8	$325.5	$3,212.9	$(3,312.6)	$(218.3)	$(782.8)	$0.2	$(774.3)	$16.2	$(758.1)

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
As a result of the adoption of ASU No. 2017-07, “Compensation - Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” effective January 1, 2018, we have included only the service-cost component of the net pension and postretirement benefit cost in our compensation cost and reported the other components of the net pension and postretirement benefit cost within Non-Operating Income (Expense) - Net. We have also reclassified all prior periods’ results accordingly. As a result, total other components of the net pension and postretirement benefit cost of $0.3 million and $0.7 million were reclassified from compensation cost to Non-Operating Income (Expense) - Net for the three month and six month periods ended June 30, 2017, respectively. See Note 10 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
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
Recently Adopted Accounting Pronouncements
In August 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities.” The standard expands component and fair value hedging, specifies the presentation of the effects of hedging instruments, and eliminates the separate measurement and presentation of hedge ineffectiveness. The standard is effective for annual and interim periods beginning after December 15, 2018. This authoritative guidance can be adopted early in any interim period but has to be applied retrospectively to the beginning of the annual period. We early adopted this authoritative guidance in the second quarter of 2018 and it did not have a material impact on our consolidated financial statements. See Note 12 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
In May 2017, the FASB issued ASU No. 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting.” The standard amends the scope of modification accounting for share-based payments arrangements. An entity would not apply modification accounting if the fair value, vesting conditions and classification of the awards are the same immediately before and after the modification. The standard was effective for annual and interim periods beginning after

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

December 15, 2017. The adoption of this authoritative guidance in the first quarter of 2018 did not have a material impact on our consolidated financial statements.
In January 2017, the FASB issued ASU No. 2017-07, “Compensation - Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefits Cost.” The standard amends the requirements in ASC Topic 715, “Compensation - Retirement Benefits” related to the income statement presentation of the components of net periodic benefit cost for an entity's sponsored defined benefit pension and other postretirement plans. The standard requires entities to disaggregate the current service-cost component from the other components of net benefit cost and present it with other current compensation costs for related employees in the income statement and present the other components elsewhere in the income statement outside of income from operations if such subtotal is presented. Entities are required to disclose the income statement lines that contain the other components if they are not presented on appropriately described lines. An entity is only allowed to capitalize the service-cost component of net benefit cost. The standard was effective for annual and interim periods beginning after December 15, 2017. The adoption of this authoritative guidance in the first quarter of 2018 did not have a material impact on our consolidated financial statements. See Note 10 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business.” The standard provides a framework to use in determining when a set of assets and activities is a business. The standard requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets. If the fair value meets this threshold, the set of transferred assets and activities is not a business. The standard also requires a business to include at least one substantive process and narrows the definition of outputs by more closely aligning it with how outputs are described in ASU 2014-09, “Revenue from Contracts with Customers (Topic 606).” The standard was effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017. Entities must apply the guidance prospectively to any transactions occurring within the period of adoption. The adoption of this authoritative guidance in the first quarter of 2018 did not have an impact on our consolidated financial statements.
In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory.” The standard eliminates the exception within Topic 740 of the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. As a result of the removal of the exception, a reporting entity would recognize the tax expense from the sale of the asset in the seller's tax jurisdiction when the transfer occurs, even though the pre-tax effects of that transaction are eliminated in consolidation. Any deferred tax asset that arises in the buyer's jurisdiction would also be recognized at the time of the transfer. The standard was effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017. Entities must apply the modified retrospective approach, with a cumulative-effect adjustment recorded in retained earnings as of the beginning of the period of the adoption. The adoption of this authoritative guidance in the first quarter of 2018 did not have an impact on our consolidated financial statements.
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (a consensus of the Emerging Issues Task Force).” The standard amends the guidance in ASC 230 on the classification of certain cash receipts and payments in the statement of cash flows. The standard was effective for fiscal years and interim periods within those fiscal years beginning after December 15, 2017. Entities must apply the guidance retrospectively to all periods presented but may apply it prospectively from the earliest date practicable if retrospective application would be impracticable. The adoption of this authoritative guidance in the first quarter of 2018 did not have an impact on our consolidated financial statements.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

On January 1, 2018 we adopted the new revenue standard and applied it to all contracts using the modified retrospective method. We recognized the cumulative effect of applying the new revenue standard as an adjustment to the opening balance of retained earnings. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods (Topic 605). The adoption of the new revenue standard is not expected to have a material annual impact to our 2018 revenue. However, we anticipate material quarterly changes in our financial results. The cumulative effect of the changes made to our consolidated balance sheet as of January 1, 2018 due to the adoption of the new revenue standard was as follows:

	Balance at December 31, 2017	Adjustment Increase (Decrease)	Balance at January 1, 2018
ASSETS
Accounts Receivable (1)(3)	$596.8	$(318.9)	$277.9
Other Current Assets (2)	1.6	3.3	4.9
Deferred Income Tax (4)	57.1	25.8	82.9
Deferred Costs (5)	—	74.4	74.4
Other Non-Current Assets (2)	60.8	2.2	63.0
LIABILITIES
Accounts Payable (3)	$37.4	$12.1	$49.5
Short-Term Deferred Revenue (1)(6)(7)	684.4	(145.2)	539.2
Other Non-Current Liabilities (1)	100.7	1.3	102.0
EQUITY
Retained Earnings (4)(5)(6)(7)	$3,176.3	$(81.4)	$3,094.9
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

The impact of the adoption of the new revenue standard on our consolidated financial statements for the three month and six month periods ended June 30, 2018 was as follows:

	For the Three Months Ended June 30, 2018			For the Six Months Ended June 30, 2018
Income Statement	As Reported	Without Adoption of Topic 606	Effect of Change Higher (Lower)	As Reported	Without Adoption of Topic 606	Effect of Change Higher (Lower)
Revenue	$439.6	$394.4	$45.2	$857.8	$779.1	$78.7
Selling and Administrative Expenses	155.2	161.2	(6.0)	307.4	322.6	(15.2)
Operating Income	112.2	61.0	51.2	206.9	113.0	93.9
Income (Loss) Before Provision for Income Taxes and Equity in Net Income of Affiliates	100.5	49.3	51.2	181.4	87.5	93.9
Less: Provision for Income Taxes	6.3	(5.2)	11.5	22.2	1.0	21.2
Net Income (Loss) from Continuing Operations	94.7	55.0	39.7	160.3	87.6	72.7
Net Income (Loss) Attributable to Dun & Bradstreet	93.0	53.3	39.7	156.9	84.2	72.7
Basic Earnings (Loss) Per Share of Common Stock	$2.51	$1.44	$1.07	$4.23	$2.27	$1.96
Diluted Earnings (Loss) Per Share of Common Stock	$2.50	$1.43	$1.07	$4.21	$2.26	$1.95

	At June 30, 2018
Balance Sheet	As Reported	Without Adoption of Topic 606	Effect of Change Higher (Lower)
ASSETS
Accounts Receivable	$257.4	$419.8	$(162.4)
Other Current Assets	6.1	0.8	5.3
Deferred Income Tax	41.3	36.0	5.3
Deferred Costs	88.9	—	88.9
Other Non-Current Assets	63.1	61.1	2.0
LIABILITIES
Accounts Payable	$40.8	$34.7	$6.1
Accrued Income Taxes	16.2	15.4	0.8
Other Accrued and Current Liabilities	104.6	104.7	(0.1)
Short-Term Deferred Revenue	582.0	645.3	(63.3)
Other Non-Current Liabilities	95.4	91.5	3.9
EQUITY
Retained Earnings	$3,212.9	$3,221.6	$(8.7)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

	For the Six Months Ended June 30, 2018
Cash Flows	As Reported	Without Adoption of Topic 606	Effect of Change Higher (Lower)
Net Income from Continuing Operations	$160.3	$87.6	$72.7
Changes in Deferred Income Taxes, Net	30.9	16.8	14.1
Changes in Accrued Income Taxes, Net	(40.4)	(47.6)	7.2
(Increase) Decrease in Accounts Receivable	21.2	177.4	(156.2)
(Increase) Decrease in Other Current Assets	(9.1)	(5.0)	(4.1)
Increase (Decrease) in Deferred Revenue	37.2	(37.9)	75.1
Increase (Decrease) in Accounts Payable	(8.7)	(2.6)	(6.1)
Increase (Decrease) in Accrued Liabilities	(65.9)	(66.0)	0.1
(Increase) Decrease in Other Long-Term Assets	1.9	3.2	(1.3)
Net Increase (Decrease) in Long-Term Liabilities	(29.9)	(28.6)	(1.3)
Net, Other Non-Cash Adjustments	1.5	1.7	(0.2)
Net Cash Provided by Operating Activities	173.3	173.3	—

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
New Lease Standard:
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” This standard requires entities that lease assets to recognize on the balance sheet, subject to certain exceptions, the assets and liabilities for the rights and obligations created by those leases. The standard is effective for fiscal years and the interim periods within those fiscal years beginning after December 15, 2018. The guidance is required to be applied by the modified retrospective transition approach. Early adoption is permitted.
In July 2018, the FASB issued ASU No. 2018-10, “Codification Improvements to Topic 842 - Leases.” The standard provides narrow amendments and technical corrections to clarify certain aspects of the new leases standard. The standard has the same effective date as ASU No. 2016-02.
In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842) - Targeted Improvements.” The standard adds a transition option to the new leases standard that allows entities to not apply the new guidance in the comparative periods they present in their financial statements in the year of adoption. The standard also provides a practical expedient that gives lessors an option to combine non-lease and associated lease components when certain criteria are met and requires a lessor to account for the combined component in accordance with the new revenue standard if the associated non-lease components are the predominant component. The standard has the same effective date as ASU No. 2016-02.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

We are currently assessing the impact of the adoption of this authoritative guidance on our consolidated financial statements. However, we anticipate that the adoption of this standard will have a material impact on our consolidated balance sheet. We are planning on electing the package of practical expedients which permits us to not reassess prior conclusions related to contracts containing leases, lease classification and initial direct costs. We are also evaluating other practical expedients available under the guidance.
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
We have long-term contracts with our Worldwide Network partners. These contracts are typically for an initial term of up to 10 years and automatically renew for further terms unless notice is given before the end of the initial or renewal term. We grant each Partner the exclusive right to sell our products in the countries that constitute their territory. We provide them access to data, use of our brand and technology and other services and support necessary for them to sell our products and services in their territory. We determined this arrangement is a series of distinct services and represents a single performance obligation satisfied over time. These contracts contain multiple streams of consideration, some of which are fixed and some are variable. These variable amounts are allocated to the specific service period during which the sales or usage occurred if the variable amount is commensurate with the benefit to the customer of the additional service and is consistent with our customary pricing practices. Otherwise the variable amount is accounted for as a change in the transaction price for the contract. We recognize revenue ratably for this performance obligation.
We license our data to our alliance partners. Most contracts specify the number of licensed records or data sets to be delivered. If the licenses are distinct, we satisfy them on delivery of the data. Contract consideration is often a sales or usage-based royalty, sometimes accompanied by a guaranteed minimum amount. Any fixed consideration is allocated to each performance obligation based on the standalone selling price of the data. We apply the variable consideration exception for license revenue in the form of royalties when the license is the sole or predominant item to which the royalty relates. Royalty revenue is recognized when the later of the following events have occurred: (1) the subsequent sale or usage occurs or (2) the performance obligation to which some or all the royalty has been allocated has been satisfied (or partially satisfied).
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

The total amount of the transaction price for our revenue contracts allocated to performance obligations that are unsatisfied (or partially unsatisfied) is as follows:

	Second Half of 2018	2019	2020	2021	Thereafter	Total
Future Revenue	$716.4	$688.0	$282.1	$110.9	$371.9	$2,169.3
The table of future revenue does not include any amount of variable consideration that is a sales or usage-based royalty in exchange for distinct data licenses or that is allocated to a distinct service period within a single performance obligation that is a series of distinct service periods.
Contract Balances

	At June 30, 2018	At January 1, 2018
Accounts Receivable	$257.4	$277.9
Short-Term Contract Assets	5.2	3.3
Long-Term Contract Assets	2.0	2.2
Short-Term Deferred Revenue	582.0	539.2
Long-Term Deferred Revenue	10.1	6.2
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
The increase in deferred revenues and contract assets of $46.7 million and $1.7 million, respectively, for the six months ended June 30, 2018 is primarily due to the following factors: The increase in deferred revenue is primarily due to cash payments received or due in advance of satisfying our performance obligations, offset by approximately $384.4 million of revenues recognized that were included in the deferred revenue balance at January 1, 2018. The increase in contract assets is primarily due to new contract assets recognized in the period, net of new amounts reclassified to receivables, offset by approximately $5.5 million of contract assets included in the balance at January 1, 2018 that were reclassified to receivables when they became unconditional.
Assets Recognized for the Costs to Obtain a Contract
We have annual incentive plans under which we pay commissions to our sales people for initial and renewal contracts with customers. These commissions are incremental costs of obtaining these contracts and when recoverable are capitalizable as commission assets. We capitalize the commissions paid on new business which we expect to renew when the amount paid is proportionately higher than the amount paid on renewals. Commission assets are amortized on a straight-line basis over the period of benefit which is estimated at 2 to 7 years. We elected to use the practical expedient to expense commissions paid on renewals because the expected period of benefit is 12 months or less.
At June 30, 2018, commission assets, net of accumulated amortization included in Deferred Costs were $88.9 million. Amortization of commission assets for the three month and six month periods ended June 30, 2018 were $7.2 million and $13.9 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

Revenue Disaggregated by Major Product Category

	For the Three Months Ended June 30, 2018			For the Six Months Ended June 30, 2018
	Total	Americas	Non-Americas	Total	Americas	Non-Americas
Risk Management Solutions:
Trade Credit	$178.1	$137.9	$40.2	$348.4	265.8	$82.6
Other Enterprise Risk Management	82.2	66.9	15.3	156.1	126.2	29.9
Sales & Marketing Solutions:
Sales Acceleration	82.9	76.1	6.8	162.3	149.2	13.1
Advanced Marketing Solutions	96.4	87.0	9.4	191.0	172.4	18.6
Total Revenue	$439.6	$367.9	$71.7	$857.8	$713.6	$144.2

	For the Three Months Ended June 30, 2017			For the Six Months Ended June 30, 2017
	Total	Americas	Non-Americas	Total	Americas	Non-Americas
Risk Management Solutions:
Trade Credit	$163.5	$122.0	$41.5	$328.6	$246.2	$82.4
Other Enterprise Risk Management	77.1	61.3	15.8	148.4	119.1	29.3
Sales & Marketing Solutions:
Sales Acceleration	74.6	66.1	8.5	148.7	135.4	13.3
Advanced Marketing Solutions	90.5	84.2	6.3	161.5	147.4	14.1
Total Revenue	$405.7	$333.6	$72.1	$787.2	$648.1	$139.1
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

Three Months Ended June 30, 2018 vs. Three Months Ended June 30, 2017
During the three months ended June 30, 2018, we recorded a $10.5 million restructuring charge. This charge was comprised of:

•
Severance costs of $10.2 million in accordance with the provisions of ASC 712-10. Approximately 165 employees were impacted. Most of the employees impacted exited the Company by the end of the second quarter of 2018. The cash payments for these employees will be substantially completed by the end of the first quarter of 2019; and

•	Contract termination, lease termination obligations and other exit costs, including those to consolidate or close facilities of $0.3 million.
During the three months ended June 30, 2017, we recorded a $7.5 million restructuring charge. This charge was comprised of:

•
Severance costs of $5.9 million in accordance with the provisions of ASC 712-10. Approximately 80 employees were impacted. Most of the employees impacted exited the Company by the end of the second quarter of 2017. The cash payments for these employees were substantially completed by the end of the first quarter of 2018; and

•	Contract termination, lease termination obligations and other exit costs, including those to consolidate or close facilities of $1.6 million.

Six Months Ended June 30, 2018 vs. Six Months Ended June 30, 2017
During the six months ended June 30, 2018, we recorded an $21.5 million restructuring charge. This charge was comprised of:

•
Severance costs of $20.6 million in accordance with the provisions of ASC 712-10. Approximately 305 employees were impacted. Most of the employees impacted exited the Company by the end of the second quarter of 2018. The cash payments for these employees will be substantially completed by the end of the first quarter of 2019; and

•	Contract termination, lease termination obligations and other exit costs, including those to consolidate or close facilities of $0.9 million.
During the six months ended June 30, 2017, we recorded a $16.5 million restructuring charge. This charge was comprised of:

•
Severance costs of $12.0 million and $1.6 million in accordance with the provisions of ASC 712-10 and ASC 420-10, respectively. Approximately 270 employees were impacted. Of these 270 employees, approximately 185 employees exited the Company by the end of the second quarter of 2017, with the remaining primarily having exited by the end of the third quarter of 2017. The cash payments for these employees were substantially completed by the end of the first quarter of 2018; and

•	Contract termination, lease termination obligations and other exit costs, including those to consolidate or close facilities of $2.9 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

The following tables set forth, in accordance with ASC 712-10 and/or ASC 420-10, the restructuring reserves and utilization:

	Severance and Termination	Contract Termination, Lease Termination Obligations and Other Exit Costs	Total
Restructuring Charges:
Balance Remaining as of December 31, 2017	$12.7	$3.5	$16.2
Charge Taken during the First Quarter 2018	10.4	0.6	11.0
Payments Made during the First Quarter 2018	(9.1)	(1.3)	(10.4)
Balance Remaining as of March 31, 2018	$14.0	$2.8	$16.8
Charge Taken during the Second Quarter 2018	10.2	0.3	10.5
Payments Made during the Second Quarter 2018	(8.4)	(0.6)	(9.0)
Balance Remaining as of June 30, 2018	$15.8	$2.5	$18.3

	Severance and Termination	Contract Termination, Lease Termination Obligations and Other Exit Costs	Total
Restructuring Charges:
Balance Remaining as of December 31, 2016	$8.3	$1.7	$10.0
Charge Taken during the First Quarter 2017	7.7	1.3	9.0
Payments Made during the First Quarter 2017	(4.1)	(0.4)	(4.5)
Balance Remaining as of March 31, 2017	$11.9	$2.6	$14.5
Charge Taken during the Second Quarter 2017	5.9	1.6	7.5
Payments Made during the Second Quarter 2017	(6.2)	(1.8)	(8.0)
Balance Remaining as of June 30, 2017	$11.6	$2.4	$14.0

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

Note 5 -- Notes Payable and Indebtedness
Our borrowings are summarized in the following table:

		June 30, 2018			At December 31, 2017
	Maturity	Principal Amount	Debt Issuance Costs and Discount*	Carrying Value	Principal Amount	Debt Issuance Costs and Discount*	Carrying Value

Debt Maturing Within One Year:
2018 Term Loan Facility		$15.0	$—	$15.0	$—	$—	$—
2015 Term Loan Facility		—	—	—	32.5	—	32.5
2018 Revolving Credit Facility		11.3	—	11.3	—	—	—
Total Short-Term Debt		$26.3	$—	$26.3	$32.5	$—	$32.5

Debt Maturing After One Year:
Ten Year 4.37% senior notes (1) (2)	December 1, 2022	300.0	2.4	297.6	300.0	2.6	297.4
Five Year 4.00% senior notes (1) (3)	June 15, 2020	300.0	1.5	298.5	300.0	2.0	298.0
2018 Term Loan Facility	June 19, 2023	285.0	0.6	284.4	—	—	—
2015 Term Loan Facility	Retired	—	—	—	320.0	0.9	319.1
2018 Revolving Credit Facility	June 19, 2023	430.0	—	430.0	—	—	—
2014 Revolving Credit Facility	Retired	—	—	—	731.1	—	731.1
Total Long-Term Debt		$1,315.0	$4.5	$1,310.5	$1,651.1	$5.5	$1,645.6
*Represents unamortized portion of debt issuance costs and discounts.
(1) The notes contain certain covenants that limit our ability to create liens, enter into sale and leaseback transactions and consolidate, merge or sell assets to another entity. We were in compliance with these non-financial covenants at June 30, 2018 and December 31, 2017. The notes do not contain any financial covenants.

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
In accordance with ASC 470, “Debt,” a short-term obligation that will be refinanced with successive short-term obligations may be classified as non-current as long as the cumulative period covered by the financing agreement is uninterrupted and extends beyond one year. Accordingly, the outstanding balances associated with the revolving credit facility were classified as “Long-Term Debt” as of June 30, 2018 and December 31, 2017, excluding outstanding borrowings that were subsequently repaid utilizing operating funds.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

Term Loan Facility

On June 19, 2018, we replaced our then existing term loan with a new $300 million term loan credit agreement (“2018 Term Loan Facility”). The 2018 Term Loan Facility matures on June 19, 2023, replacing the prior term loan facility entered into on May 14, 2015, with a maturity date of November 13, 2020 (“2015 Term Loan Facility”). The transaction was accounted for as a debt extinguishment in accordance with ASC 470-50, “Debt - Modifications and Extinguishments.” Unamortized debt issuance costs of $0.7 million related to the 2015 Term Loan Facility were written off as “Non-Operating Expenses.” Debt issuance costs of $0.6 million related to the 2018 Term Loan Facility were recorded as a reduction of the carrying amount of the 2018 Term Loan Facility and will be amortized over the term of the 2018 Term Loan Facility. Borrowings under the 2018 Term Loan Facility bear interest at a rate of LIBOR plus a spread of 150.0 basis points. We borrowed the full $300 million available under the 2018 Term Loan Facility and utilized the proceeds, together with proceeds from a borrowing under a new revolving credit facility (described below), to pay all amounts then outstanding under our 2015 Term Loan Facility. We committed to repay the borrowings in prescribed installments over the five-year period. Repayments expected to be made within one year are classified as “Short-Term Debt” and the remaining outstanding balance is classified as “Long-Term Debt.” The weighted average interest rates associated with the outstanding balances related to the 2018 and 2015 Term Loan Facilities as of June 30, 2018 and December 31, 2017 were 3.63% and 2.91%, respectively.
Both term facilities require the maintenance of interest coverage and total debt to Earnings Before Interest, Income Taxes, Depreciation and Amortization (“EBITDA”) ratios, which are defined in the respective term loan facility credit agreement and which are generally identical to those contained in the $1 billion revolving credit facility in effect. We were in compliance with the term loan facility financial and non-financial covenants at June 30, 2018 and December 31, 2017.
Revolving Credit Facility

On June 19, 2018, we replaced our then existing credit facility with a new $1 billion revolving credit facility (“2018 Revolving Credit Facility”). The 2018 Revolving Credit Facility expires on June 19, 2023, replacing the prior $1 billion credit facility entered into on July 23, 2014, with a maturity date of July 23, 2019 (“2014 Revolving Credit Facility”). The transaction was accounted for as a debt modification in accordance with ASC 470-50. Debt issuance costs of $2.8 million related to the 2018 Revolving Credit Facility, together with the unamortized debt issuance costs of the 2014 Revolving Credit Facility, were included in “Other Non-Current Assets” on the consolidated balance sheet and will be amortized over the term of the 2018 Revolving Credit Facility. Borrowings under the 2018 Revolving Credit Facility bear interest at a rate of LIBOR plus a spread of 120.0 basis points. We borrowed under the 2018 Revolving Credit Facility in order to pay all amounts outstanding under our 2014 Revolving Credit Facility and a portion of our 2015 Term Loan Facility. The weighted average interest rates associated with the outstanding balances related to the 2018 and 2014 Revolving Credit Facilities as of June 30, 2018 and December 31, 2017 were 3.37% and 2.80%, respectively.
Both credit facilities require the maintenance of interest coverage and total debt to EBITDA ratios which are defined in the respective revolving credit facility agreement in effect. We were in compliance with the revolving credit facility financial and non-financial covenants at June 30, 2018 and December 31, 2017.
Other
We were contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties totaling $2.7 million at June 30, 2018 and $2.9 million at December 31, 2017.
Interest paid for all outstanding debt totaled $26.7 million and $28.5 million during the six months ended June 30, 2018 and 2017, respectively.
On April 20, 2018, we entered into three-year interest rate swaps with an aggregate notional amount of $300 million in year 1, $214 million in year 2 and $129 million in year 3. The objective of the swaps is to mitigate the variation of future cash flows from changes in the floating interest rates on our existing debt. See Note 12 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders – Basic and Diluted	$93.0	$45.1	$156.9	$61.4
Loss from Discontinued Operations – Net of Income Taxes	—	—	—	(0.8)
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders – Basic and Diluted	$93.0	$45.1	$156.9	$60.6
Weighted Average Number of Shares Outstanding – Basic	37.1	36.9	37.1	36.9
Dilutive Effect of Our Stock Incentive Plans	0.1	0.2	0.2	0.2
Weighted Average Number of Shares Outstanding – Diluted	37.2	37.1	37.3	37.1
Basic Earnings (Loss) Per Share of Common Stock:
Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$2.51	$1.22	$4.23	$1.66
Loss from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	—	—	—	(0.02)
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders	$2.51	$1.22	$4.23	$1.64
Diluted Earnings (Loss) Per Share of Common Stock:
Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$2.50	$1.22	$4.21	$1.65
Loss from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	—	—	—	(0.02)
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders	$2.50	$1.22	$4.21	$1.63
The weighted average number of shares outstanding used in the computation of diluted earnings per share excludes the effect of outstanding common shares potentially issuable totaling 51,009 shares and 36,730 shares at the three month and six month periods ended June 30, 2018, respectively, as compared to 52,659 shares and 34,559 shares at the three month and six month periods ended June 30, 2017, respectively. These potentially issuable common shares were not included in the calculation of diluted earnings per share because their effect would be anti-dilutive.
No shares were repurchased during the three month and six month periods ended June 30, 2018 and 2017. We currently have in place a $100 million share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and Employee Stock Purchase Program, and to be used for discretionary share repurchases from time to time. This program was approved by our Board of Directors in August 2014 and will remain open until it has been fully utilized. There is currently no definitive timeline under which the program will be completed. As of June 30, 2018, we had not yet commenced repurchasing under this program.
See Note 2 and Note 3 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for the discussion of the impact of our adoption of the new revenue recognition standard.

Note 7 -- Other Liabilities

Other Accrued and Current Liabilities

	June 30, 2018	December 31, 2017
Restructuring Accruals	$18.3	$16.2
Professional Fees	34.2	30.8
Operating Expenses	31.6	38.3
Other Accrued Liabilities (1)	20.5	48.3
	$104.6	$133.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

(1)
The decrease in other accrued liabilities from December 31, 2017 to June 30, 2018 was primarily due to a payment in the first quarter of 2018 for a service-based award related to the acquisition of Dun and Bradstreet Credibility Corp (“DBCC”) and a payment for settlement of China legal matters.

Other Non-Current Liabilities

	June 30, 2018	December 31, 2017
Deferred Compensation	$7.9	$10.4
U.S. Tax Liability Associated with the 2017 Act	44.7	50.4
Deferred Rent Incentive	19.8	22.0
Long-Term Deferred Revenue	10.1	—
Other	12.9	17.9
	$95.4	$100.7
Note 8 -- Contingencies
We are involved in legal proceedings, regulatory matters, claims and litigation arising in the ordinary course of business for which we believe that we have adequate reserves, and such reserves are not material to the consolidated financial statements. We record a liability when management believes that it is both probable that a liability has been incurred and we can reasonably estimate the amount of the loss. For such matters where management believes a liability is not probable but is reasonably possible, a liability is not recorded; instead, an estimate of loss or range of loss, if material individually or in the aggregate, is disclosed if reasonably estimable, or a statement will be made that an estimate of loss cannot be made. Once we have disclosed a matter that we believe is or could be material to us, we continue to report on such matter until there is finality of outcome or until we determine that disclosure is no longer warranted. Further, other than specifically stated below to the contrary, we believe our estimate of the aggregate range of reasonably possible losses, in excess of established reserves, for our legal proceedings was not material at June 30, 2018. In addition, from time to time, we may be involved in additional matters, which could become material and for which we may also establish reserve amounts, as discussed below.
China Operations
On March 18, 2012, we announced we had temporarily suspended our Shanghai Roadway D&B Marketing Services Co. Ltd. (“Roadway”) operations in China, pending an investigation into allegations that its data collection practices may have violated local Chinese consumer data privacy laws. Thereafter, the Company decided to permanently cease the operations of Roadway. In addition, we had been reviewing certain allegations that we may have violated the Foreign Corrupt Practices Act and certain other laws in our China operations. As previously reported, we voluntarily contacted the Securities and Exchange Commission (“SEC”) and the United States Department of Justice (“DOJ”) to advise both agencies of our investigation into this matter.  Our discussions with both the SEC and DOJ concluded in April 2018. The DOJ decided not to take any action on the matter and issued a written declination of prosecution. The SEC approved a final settlement, entered an administrative order resolving the investigation, and received payment of the settlement funds in May 2018. The ultimate outcome of the settlement was not material to our business, financial condition or results of operations.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

Note 9 -- Income Taxes
For the three month and six month periods ended June 30, 2018, our effective tax rate was 6.4% and 12.3%, respectively, as compared to 29.4% and 30.4% for the three month and six month periods ended June 30, 2017, respectively. Our 2018 tax provision reflects the impact of the adoption of Topic 606 which resulted in a higher pretax income of $51.2 million and $93.9 million for the three month and six month periods ended June 30, 2018, respectively. The lower effective tax rates for the three month and six month periods ended June 30, 2018, were due to the impact of the reduction of the U.S. statutory tax rate resulting from the 2017 Tax Cuts and Jobs Act (“2017 Act”) enacted in the fourth quarter of 2017 and a U.S. tax accounting method change approved by the Internal Revenue Service (“IRS”) in April 2018, partially offset by the impact of non-taxable income in the prior year periods, related to the legal reserve reduction associated with the SEC and DOJ investigation of our China operations.
For the three month and six month periods ended June 30, 2018, there are no known changes in our effective tax rate that either have had or that we expect may reasonably have a material impact on our operations or future performance.
The total amount of gross unrecognized tax benefits as of June 30, 2018 was $5.9 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $5.7 million, net of related tax benefits. We or one of our subsidiaries file income tax returns in the U.S. federal, and various state, local and foreign jurisdictions. In the U.S. federal jurisdiction, we are no longer subject to examination by the Internal Revenue Service (“IRS”) for years prior to 2014. In state and local jurisdictions, with a few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2014. In foreign jurisdictions, with a few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2012.
We recognize accrued interest expense related to unrecognized tax benefits in income tax expense. The total amount of interest expense recognized for the three month and six month periods ended June 30, 2018 was less than $0.1 million and $0.2 million, net of tax benefits, as compared to $0.1 million, net of tax benefits, for each of the three month and six month periods ended June 30, 2017. The total amount of accrued interest was $0.4 million, net of tax benefits, as of June 30, 2018 and 2017.
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
In connection with the 2017 Act, we were able to determine the tax effect related to the remeasurement of deferred taxes, but we have not finalized the accounting for the tax impact on deemed repatriation related to accumulated undistributed foreign earnings through December 31, 2017. During the second quarter of 2018, we reduced the tax liability associated with the deemed repatriation by $2.3 million as a result of a revision for certain accumulated undistributed foreign earnings determined at December 31, 2017. The final impact of the 2017 Act is still being determined and may be further revised, due to, among other things, changes in our interpretations and assumptions, additional guidance that may be issued by the IRS, and additional actions we may take. We are continuing to gather additional information to determine the final impact.
During the first quarter of 2018, we repatriated approximately $295 million from our overseas operations, for which we recorded an additional $1.7 million current tax liability, included in “Accrued Income Tax,” reflecting changes in foreign currency exchange rates between December 31, 2017 and the dates of the repatriations.  In addition, we recorded a net deferred tax asset of $1.6 million and $0.6 million for the three and six months ended June 30, 2018, respectively, related to changes in foreign currency exchange rates during the respective periods for the undistributed foreign earnings at June 30, 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

Note 10 -- Pension and Postretirement Benefits
The following table sets forth the components of the net periodic cost (income) associated with our pension plans and our postretirement benefit obligations:

	Pension Plans				Postretirement Benefit Obligations
	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017	2018	2017	2018	2017
Components of Net Periodic Cost (Income):
Service Cost	$1.0	$0.7	$2.0	$1.4	$0.1	$0.2	$0.3	$0.4
Interest Cost	14.3	14.3	28.6	28.5	0.1	0.1	0.2	0.2
Expected Return on Plan Assets	(24.3)	(23.5)	(48.6)	(46.9)	—	—	—	—
Amortization of Prior Service Cost (Credit)	—	—	0.1	0.1	—	(0.2)	—	(0.6)
Recognized Actuarial Loss (Gain)	10.7	10.0	21.2	20.0	(0.3)	(0.4)	(0.7)	(0.6)
Net Periodic Cost (Income)	$1.7	$1.5	$3.3	$3.1	$(0.1)	$(0.3)	$(0.2)	$(0.6)
As a result of the adoption of ASU No. 2017-07, “Compensation - Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” effective January 1, 2018, we have included only the service-cost component of the net pension and postretirement benefit cost in our compensation cost and reported the other components of the net pension and postretirement benefit cost within Non-Operating Income (Expense) - Net. We have also reclassified all historical results accordingly. As a result, total other components of the net pension and postretirement benefit cost of $0.3 million and $0.7 million were reclassified from compensation cost to “Non-Operating Income (Expense) - Net” for the three month and six month periods ended June 30, 2017, respectively.
We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 that we expected to contribute approximately $19 million to our U.S. Non-Qualified plans and non-U.S. pension plans and approximately $2 million to our postretirement benefit plan for the year ended December 31, 2018. As of June 30, 2018, we have made contributions to our U.S. Non-Qualified plans and non-U.S. pension plans of $10.1 million and we have made contributions of $1.2 million to our postretirement benefit plan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

Note 11 -- Segment Information

Below are our segments for which separate financial information is available and for which operating results are evaluated by management on a timely basis to assess performance and to allocate resources.

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

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenue (a):
Americas	$367.9	$333.6	$713.6	$648.1
Non-Americas	71.7	72.1	144.2	139.1
Consolidated Total	$439.6	$405.7	$857.8	$787.2
Operating Income (Loss):
Americas	$126.3	$77.8	$232.7	$135.4
Non-Americas	18.4	20.2	38.8	38.4
Total Segments	144.7	98.0	271.5	173.8
Corporate and Other (1)	(32.5)	(21.3)	(64.6)	(55.8)
Consolidated Total	112.2	76.7	206.9	118.0
Non-Operating Income (Expense) - Net (2)	(11.7)	(13.2)	(25.5)	(29.6)
Income (Loss) Before Provision for Income Taxes and Equity in Net Income of Affiliates	$100.5	$63.5	$181.4	$88.4
 (a) See Note 2 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for the impact of the adoption of Topic 606.

(1)	The following table summarizes “Corporate and Other:”

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Corporate Costs	$(21.0)	$(21.2)	$(41.9)	$(42.6)
Restructuring Expense	(10.5)	(7.5)	(21.5)	(16.5)
Acquisition-Related Costs (a)	(0.4)	(0.8)	(0.5)	(4.6)
Accrual for Legal Matters (b)	—	8.0	—	8.0
Legal and Other Professional Fees and Shut-Down (Costs) Recoveries Related to Matters in China	(0.6)	0.2	(0.7)	(0.1)
Total Corporate and Other	$(32.5)	$(21.3)	$(64.6)	$(55.8)

(a) The acquisition-related costs (e.g., banker's fees) for the three month and six month periods ended June 30, 2018 and 2017 were primarily related to the acquisition of Avention. See Note 14 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

(b) The decrease in accrued expenses for legal matters for the three month and six month periods ended June 30, 2018 was related to the conclusion of the SEC and DOJ investigation of our China operations.

(2)	The following table summarizes “Non-Operating Income (Expense) - Net:”

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Interest Income	$0.3	$0.4	$1.1	$0.8
Interest Expense	(13.2)	(15.1)	(27.3)	(29.7)
Other Income (Expense) - Net (a)	1.2	1.5	0.7	(0.7)
Non-Operating Income (Expense) - Net	$(11.7)	$(13.2)	$(25.5)	$(29.6)

(a) The increase in Other Income - Net for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017, was primarily due to an increase in dividend income from our minority-interest investments in 2018, and higher losses in the prior year period related to divested businesses and investment, partially offset by higher bank fees related to the new term loan and credit facilities in 2018.

As a result of the adoption of ASU No. 2017-07, non-service cost components of the pension and postretirement cost (“non-service costs components”) are reported in Miscellaneous Other Income (Expense) - Net within Other Income (Expense) - Net. We have also reclassified all historical results accordingly. Total non-service cost components for our pension and postretirement plans was $0.5 million and $0.8 million for the three month and six month periods ended June 30, 2018, respectively, as compared to $0.3 million and $0.7 million for the three month and six month periods ended June 30, 2017, respectively. See Note 10 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further detail.

Supplemental Geographic and Customer Solution Set Information:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Customer Solution Set Revenue:
Americas:
Risk Management Solutions	$204.8	$183.3	$392.0	$365.3
Sales & Marketing Solutions	163.1	150.3	321.6	282.8
Total Americas Revenue	$367.9	$333.6	$713.6	$648.1

Non-Americas:
Risk Management Solutions	$55.5	$57.3	$112.5	$111.7
Sales & Marketing Solutions	16.2	14.8	31.7	27.4
Total Non-Americas Revenue	$71.7	$72.1	$144.2	$139.1

Consolidated Total:
Risk Management Solutions	$260.3	$240.6	$504.5	$477.0
Sales & Marketing Solutions	179.3	165.1	353.3	310.2
Consolidated Total Revenue	$439.6	$405.7	$857.8	$787.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

	At June 30, 2018	At December 31, 2017
Assets:
Americas (3)	$1,372.6	$1,585.7
Non-Americas (4)	453.0	735.0
Total Segments	1,825.6	2,320.7
Corporate and Other (5)	136.3	160.2
Consolidated Total	$1,961.9	$2,480.9
Goodwill:
Americas	$634.7	$635.7
Non-Americas	143.4	143.9
Consolidated Total (6)	$778.1	$779.6

(3)
Total assets in the Americas segment at June 30, 2018 decreased by $213.1 million compared to December 31, 2017, primarily driven by the impact of the adoption of Topic 606 (See Note 2 and Note 3 to the unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for further details), a decrease in accounts receivable due to the cyclical sales pattern of our Americas business, and a decrease in other intangible assets due to normal amortization partially offset by a net increase in operating cash.

(4)
Total assets in the Non-Americas segment at June 30, 2018 decreased by $282.0 million compared to December 31, 2017, primarily driven by a net decrease in cash due to repatriations of overseas cash back to the U.S. in the first quarter of 2018, the adoption of Topic 606 (See Note 2 and Note 3 to the unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for further details), and the negative impact of foreign currency translation.

(5)	Total assets in Corporate and Other at June 30, 2018 decreased by $23.9 million compared to December 31, 2017, primarily due to a net decrease in deferred tax assets resulting from both the impact of the adoption of Topic 606 and a U.S. tax accounting method change approved by the IRS in April 2018 and a net decrease in cash driven by net payments of borrowing on our credit facility and term loan facility, partially offset by cash remitted from our foreign operations during the first quarter of 2018.

(6)	Goodwill decreased by $1.5 million at June 30, 2018 compared to December 31, 2017, primarily due to the negative impact of foreign currency translation.
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
By their nature, all such instruments involve risk, including the credit risk of non-performance by counterparties. However, at June 30, 2018 and December 31, 2017, there was no significant risk of loss in the event of non-performance of the counterparties to these financial instruments. We control our exposure to credit risk through monitoring procedures.
Our trade receivables do not represent a significant concentration of credit risk at June 30, 2018 and December 31, 2017, because we sell to a large number of customers in different geographical locations and industries.
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
On April 20, 2018, we entered into three-year interest rate swaps with an aggregate notional amount of $300 million in year 1, $214 million in year 2 and $129 million in year 3. Under the swap agreements, we will make monthly payments based on the fixed interest rate and receive monthly payments based on the floating rate. The objective of the swaps is to mitigate the variation of future cash flows from changes in the floating interest rates on our existing debt. For further detail of our debt, see Note 5 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q. The swaps are designated and accounted for as cash flow hedges. We early adopted ASU No. 2017-12 in the second quarter of 2018. In accordance with the guidance, changes in the fair value of the hedging instruments are recorded in Other Comprehensive Income (Loss) and reclassified to earnings in the same line item associated with the hedged item when the hedged item impacts earnings.
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
As of June 30, 2018 and December 31, 2017, the notional amounts of our foreign exchange contracts were $183.2 million and $239.2 million, respectively.
Fair Values of Derivative Instruments in the Consolidated Balance Sheet

	Asset Derivatives				Liability Derivatives
	June 30, 2018		December 31, 2017		June 30, 2018		December 31, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other Current Assets	$0.2	Other Current Assets	$—	Other Accrued & Current Liabilities	$—	Other Accrued & Current Liabilities	$—
Total Derivatives designated as hedging instruments		$0.2		$—		$—		$—
Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other Current Assets	$0.7	Other Current Assets	$1.5	Other Accrued & Current Liabilities	$1.1	Other Accrued & Current Liabilities	$2.1
Total derivatives not designated as hedging instruments		$0.7		$1.5		$1.1		$2.1
Total Derivatives		$0.9		$1.5		$1.1		$2.1

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

The Effect of Derivative Instruments on the Consolidated Statement of Operations and Comprehensive Income (Loss)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative				Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income				Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
	For the Three Months Ended June 30,		For the Six Months Ended June 30,			For the Three Months Ended June 30,		For the Six Months Ended June 30,			For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017		2018	2017	2018	2017		2018	2017	2018	2017
Interest Contracts	$0.2	$—	$0.2	$—	Interest Expense	$—	$—	$—	$—	Interest Expense	$(0.3)	$—	$(0.3)	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		For the Three Months Ended June 30,		For the Six Months Ended June 30,
		2018	2017	2018	2017
Foreign exchange forward contracts	Non-Operating Income (Expenses) – Net	$(4.5)	$3.2	$(2.3)	$4.8
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value. Level inputs, as defined by authoritative guidance, are as follows:

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
The following tables summarize fair value measurements by level at June 30, 2018 and December 31, 2017 for assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Balance at June 30, 2018
Assets:
Cash Equivalents (1)	$20.0	$—	$—	$20.0
Other Current Assets:
Foreign Exchange Forwards (2)	$—	$0.7	$—	$0.7
Swap Arrangement (3)	$—	$0.2	$—	$0.2
Liabilities:
Other Accrued and Current Liabilities:
Foreign Exchange Forwards (2)	$—	$1.1	$—	$1.1

	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Balance at December 31, 2017
Assets:
Cash Equivalents (1)	$216.9	$—	$—	$216.9
Other Current Assets:
Foreign Exchange Forwards (2)	$—	$1.5	$—	$1.5
Liabilities:
Other Accrued and Current Liabilities:
Foreign Exchange Forwards (2)	$—	$2.1	$—	$2.1

(1)
The carrying value of cash equivalents represents fair value as they consist of highly liquid investments with an initial term from the date of purchase by the Company to maturity of three months or less.

(2)	Primarily represents foreign currency forward contracts. Fair value is determined based on observable market data and considers a factor for nonperformance in the valuation.

(3)	Represents interest rate swap agreements. Fair value is determined based on observable market data.
There were no transfers between Levels I and II or transfers in or transfers out of Level III in the fair value hierarchy for the six months ended June 30, 2018 and for the year ended December 31, 2017.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

At June 30, 2018 and December 31, 2017, the fair value of cash and cash equivalents, accounts receivable, other receivables and accounts payable approximated carrying value due to the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on valuation models using discounted cash flow methodologies with market data inputs from globally recognized data providers and third-party quotes from major financial institutions (categorized as Level II in the fair value hierarchy), are as follows:

	Balance at
	June 30, 2018		December 31, 2017
	Carrying Amount (Asset) Liability	Fair Value (Asset) Liability	Carrying Amount (Asset) Liability	Fair Value (Asset) Liability
Short-term and Long-term Debt	$596.1	$593.8	$595.4	$606.4
Revolving Credit Facility	$441.3	$443.9	$731.1	$729.0
Term Loan Facility	$299.4	$305.9	$351.6	$355.3
Items Measured at Fair Value on a Nonrecurring Basis
In addition to assets and liabilities that are recorded at fair value on a recurring basis, we are required to record assets and liabilities at fair value on a nonrecurring basis as required by GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges.
During the three month and six month periods ended June 30, 2018 and 2017, we did not measure any assets or liabilities at fair value on a nonrecurring basis.
Note 13 -- Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (“AOCI”) as of June 30, 2018 and 2017:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, December 31, 2016	$(266.2)	$(683.4)	$—	$(949.6)
Other Comprehensive Income Before Reclassifications	22.4	—	—	22.4
Amounts Reclassified From Accumulated Other Comprehensive Income, net of tax	—	12.3	—	12.3
Balance, June 30, 2017	$(243.8)	$(671.1)	$—	$(914.9)

Balance, December 31, 2017	$(218.2)	$(798.7)	$—	$(1,016.9)
Other Comprehensive Income Before Reclassifications	(0.1)	—	0.2	0.1
Amounts Reclassified From Accumulated Other Comprehensive Income, net of tax	—	15.9	—	15.9
Balance, June 30, 2018	$(218.3)	$(782.8)	$0.2	$(1,000.9)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

The following table summarizes the reclassifications out of AOCI as of June 30, 2018 and 2017:

Details About Accumulated Other Comprehensive Income Components	Affected Line Item in the Statement Where Net Income is Presented	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
		Three Months Ended June 30,		Six Months Ended June 30,
		2018	2017	2018	2017
Defined Benefit Pension Plans:
Amortization of Prior Service Costs	Selling and Administrative Expenses	$—	$(0.1)	$0.1	$(0.3)
	Operating Expenses	—	(0.1)	—	(0.2)
Amortization of Actuarial Gain/Loss	Selling and Administrative Expenses	6.2	6.3	12.4	12.6
	Operating Expenses	4.1	3.3	8.1	6.8
Total Before Tax		10.3	9.4	20.6	18.9
Tax (Expense) or Benefit		(2.4)	(3.3)	(4.7)	(6.6)
Total After Tax		$7.9	$6.1	$15.9	$12.3

Total Reclassifications for the Period, Net of Tax		$7.9	$6.1	$15.9	$12.3
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
The fair value of the customer relationships and backlog intangible assets was determined by applying the income approach through a discounted cash flow analysis, specifically a multi-period excess earnings method. The valuation was based on the present value of the net earnings, or after-tax cash flows attributable to the measured assets.
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
Tax Treatment of Goodwill
The goodwill acquired is not deductible for tax purposes.
Note 15 -- Goodwill and Other Intangibles
Computer Software and Goodwill:

	Computer Software	Goodwill
December 31, 2017	$132.1	$779.6
Additions at Cost (1)	13.4	—
Amortization	(9.9)	—
Other (2)	0.9	2.9
March 31, 2018	136.5	782.5
Additions at Cost (1)	12.9	—
Amortization	(11.6)	—
Other (2)	(2.4)	(4.4)
June 30, 2018	$135.4	$778.1

(1)	Computer Software - Primarily related to software-related enhancements on products.

(2)	Computer Software and Goodwill - Primarily due to the impact of foreign currency fluctuations.
Other Intangibles:

	Customer Relationships	Trademark and Other	Other Indefinite-Lived Intangibles	Total
December 31, 2017 (3)	$91.6	$66.9	$158.4	$316.9
Additions at Cost	—	—	—	—
Amortization	(3.7)	(4.4)	—	(8.1)
Other	0.1	0.1	—	0.2
March 31, 2018 (3)	88.0	62.6	158.4	309.0
Additions at Cost	—	0.2	—	0.2
Amortization	(3.8)	(4.5)	—	(8.3)
Other	(0.4)	0.1	—	(0.3)
June 30, 2018 (3)	$83.8	$58.4	$158.4	$300.6

(3)	Customer Relationships - Net of accumulated amortization of $47.9 million, $44.4 million and $40.6 million as of June 30, 2018, March 31, 2018 and December 31, 2017, respectively.
Trademark and Other - Net of accumulated amortization of $111.7 million, $107.7 million and $102.9 million as of June 30, 2018, March 31, 2018 and December 31, 2017, respectively.
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

Note 17 -- Subsequent Events
Agreement and Plan of Merger
On August 8, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Star Parent, L.P., a Delaware limited partnership (“Parent”), and Star Merger Sub, Inc., a Delaware corporation and an indirect wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company on the terms and subject to the conditions set forth in the Merger Agreement, with the Company surviving the Merger as a wholly owned subsidiary of Parent (the “Merger”). At the effective time of the Merger, on the terms and subject to the conditions set forth in the Merger Agreement, each issued and outstanding share of the Company’s common stock outstanding immediately prior to the effective time of the Merger (other than (i) any shares owned by the Company, Parent, Merger Sub or their direct or indirect subsidiaries, including treasury shares, and (ii) any shares issued and outstanding at the Effective Time that are held by any holder who has not voted in favor of the merger and perfects a demand for appraisal rights pursuant to Section 262 of the General Corporation Law of the State of Delaware), will be converted automatically into the right to receive $145 in cash, without interest, and subject to deduction for any required withholding tax. The completion of the Merger is subject to approval of the Company’s stockholders and certain regulatory approvals and other customary closing conditions. The completion of the Merger is expected to occur within six months of August 8, 2018. Upon the completion of the transaction, Dun & Bradstreet will become a privately held company and shares of Dun & Bradstreet common stock will no longer be listed on any public market.
During the period beginning on the date of the Merger Agreement and continuing until 11:59 p.m. New York time on September 22, 2018 (the “Go-Shop Period”), the Company and its representatives may initiate, solicit, encourage and facilitate any alternative acquisition proposal from third parties, participate in discussions and negotiations regarding any acquisition proposal and provide nonpublic information to any persons related to any acquisition proposal (pursuant to a confidentiality agreement with each such person which complies with the terms of the Merger Agreement). Until October 7, 2018, the Company may continue solicitation of, or discussions or negotiations with, third parties engaged by the Company during the Go-Shop Period from whom a written acquisition proposal was received during the Go-Shop Period that the Board determines in good faith, after consultation with outside counsel and its financial advisors, constitutes or is reasonably likely to result in a Superior Proposal (as defined in the Merger Agreement) (each such third party, an “Excluded Party”).
If the Merger Agreement is terminated by either Parent or the Company in connection with the Company’s entry into a definitive agreement with an Excluded Party with respect to a Superior Proposal prior to the fifteenth day after expiration of the Go-Shop Period (the “Cut-Off Time”), then the Company will be required to pay Parent a termination fee equal to $81.4 million. If the Merger Agreement is terminated (i) by Parent because the Board changes its recommendation with respect to the Merger, or the Company materially breaches certain of its covenants under the Merger Agreement relating to the no-shop restrictions; or (ii) by the Company in connection with the Company’s entry into a definitive agreement with respect to a Superior Proposal with any person other than an Excluded Person after the Go-Shop Period, or with an Excluded Person after the Cut-Off Time, then the Company will be required to pay Parent a termination fee equal to $203.6 million.
Dividend Declaration
In August 2018, the Board of Directors approved the declaration of a dividend of $0.5225 per share of common stock for the third quarter of 2018. This cash dividend will be payable on September 7, 2018 to shareholders of record at the close of business on August 22, 2018. As set forth in the above referenced Merger Agreement, the Company may not declare subsequent dividends to shareholders without the consent of the Parent.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Business Overview
The Dun & Bradstreet Corporation (“Dun & Bradstreet” or “we” or “us” or “our” or the “Company”) helps companies around the world improve their business performance. The global leader in commercial data and analytics, we glean insight from data to enable our customers to connect with the prospects, suppliers, clients and partners that matter most. Since 1841, companies of every size rely on Dun & Bradstreet to help them manage risk and reveal opportunity. Our global commercial database as of June 30, 2018 contained more than 300 million business records. We transform commercial data into valuable insight which is the foundation of our global solutions that customers rely on to make critical business decisions.
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
The following table presents the contribution by segment to revenue:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenue:
Americas	84%	82%	83%	82%
Non-Americas	16%	18%	17%	18%
The following table presents contributions by customer solution set to revenue:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Revenue by Customer Solution Set:
Risk Management Solutions	59%	59%	59%	61%
Sales & Marketing Solutions	41%	41%	41%	39%
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

Consolidated Revenue
The following table presents our total revenue by segment:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(Amounts in millions)		(Amounts in millions)
Revenue:
Americas	$367.9	$333.6	$713.6	$648.1
Non-Americas	71.7	72.1	144.2	139.1
Total Revenue	$439.6	$405.7	$857.8	$787.2
The following table presents our total revenue by customer solution set:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(Amounts in millions)		(Amounts in millions)
Revenue:
Risk Management Solutions	$260.3	$240.6	$504.5	$477.0
Sales & Marketing Solutions	179.3	165.1	353.3	310.2
Total Revenue	$439.6	$405.7	$857.8	$787.2
Three Months Ended June 30, 2018 vs. Three Months Ended June 30, 2017
Total revenue increased $33.9 million, or 8% (both after and before the effect of foreign exchange), for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. The increase in total revenue was driven by an increase in Americas total revenue of $34.3 million, or 10% (both after and before the effect of foreign exchange), partially offset by a decrease in Non-Americas total revenue of $0.4 million, or 1% (4% decrease before the effect of foreign exchange).
The adoption of Topic 606 resulted in an increase in revenue of $45.2 million for the three months ended June 30, 2018. See Note 2 and Note 3 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further details. Excluding the impact of the adoption of Topic 606, total revenue decreased $11.3 million, or 3% (4% decrease before the effect of foreign exchange).
Also, we acquired a 100% equity interest in Avention during the first quarter of 2017. The impact of the deferred revenue fair value adjustment was a reduction to revenue of $2.7 million for the three months ended June 30, 2017. See Note 14 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further details on the Avention acquisition.
Customer Solution Sets
On a customer solution set basis, total revenue reflects:

•
A $19.7 million, or 8% increase (7% increase before the effect of foreign exchange), in Risk Management Solutions. The increase was driven by an increase in revenue in Americas of $21.5 million, or 12% (both after and before the effect of foreign exchange), partially offset by a decrease in revenue in Non-Americas of $1.8 million, or 3% (7% decrease before the effect of foreign exchange). Excluding the impact of the adoption of Topic 606, Risk Management Solutions increased $3.5 million, or 1% (less than 1% increase before the effect of foreign exchange); and

•
A $14.2 million, or 9% increase (8% increase before the effect of foreign exchange), in Sales & Marketing Solutions. The increase was driven by an increase in revenue in Americas of $12.8 million, or 9% (both after and before the effect of foreign exchange) and an increase in revenue in Non-Americas of $1.4 million, or 9% (4% increase before the effect of foreign exchange). Excluding the impact of the adoption of Topic 606, Sales & Marketing Solutions decreased $14.8 million, or 9% (both after and before the effect of foreign exchange).

Six Months Ended June 30, 2018 vs. Six Months Ended June 30, 2017
Total revenue increased $70.6 million, or 9% (8% increase before the effect of foreign exchange), for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The increase in total revenue was driven by an increase in Americas total revenue of $65.5 million, or 10% (both after and before the effect of foreign exchange) and an increase in Non-Americas total revenue of $5.1 million, or 4% (1% decrease before the effect of foreign exchange).
The adoption of Topic 606 resulted in an increase in revenue of $78.7 million for the six months ended June 30, 2018. See Note 2 and Note 3 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further details. Excluding the impact of the adoption of Topic 606, total revenue decreased $8.1 million, or 1% (2% decrease before the effect of foreign exchange).
Also, we acquired a 100% equity interest in Avention during the first quarter of 2017. The impact of the deferred revenue fair value adjustment was a reduction to revenue of $5.0 million for the six months ended June 30, 2017. See Note 14 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further details on the Avention acquisition.
Customer Solution Sets
On a customer solution set basis, total revenue reflects:

•
A $27.5 million, or 6% increase (4% increase before the effect of foreign exchange), in Risk Management Solutions. The increase was driven by an increase in revenue in Americas of $26.7 million, or 7% (both after and before the effect of foreign exchange) and an increase in revenue in Non-Americas of $0.8 million, or 1% (4% decrease before the effect of foreign exchange). Excluding the impact of the adoption of Topic 606, Risk Management Solutions increased $0.5 million, or less than 1% (1% decrease before the effect of foreign exchange); and

•
A $43.1 million, or 14% increase (13% increase before the effect of foreign exchange), in Sales & Marketing Solutions. The increase was driven by an increase in revenue in Americas of $38.8 million, or 14% (both after and before the effect of foreign exchange) and an increase in revenue in Non-Americas of $4.3 million, or 16% (10% increase before the effect of foreign exchange). Excluding the impact of the adoption of Topic 606, Sales & Marketing Solutions decreased $8.6 million, or 3% (both after and before the effect of foreign exchange).

Consolidated Operating Costs
The following table presents our consolidated operating costs and operating income for the three month and six month periods ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(Amounts in millions)		(Amounts in millions)
Operating Expenses	$139.0	$139.4	$278.2	$281.0
Selling and Administrative Expenses	155.2	162.7	307.4	333.4
Depreciation and Amortization	22.7	19.4	43.8	38.3
Restructuring Charge	10.5	7.5	21.5	16.5
Operating Costs	$327.4	$329.0	$650.9	$669.2
Operating Income	$112.2	$76.7	$206.9	$118.0
Operating Expenses
Operating expenses decreased $0.4 million, or less than 1%, and $2.8 million, or 1%, for the three month and six month periods ended June 30, 2018, respectively, compared to the three month and six month periods ended June 30, 2017. The decrease was primarily as a result of our cost reduction efforts.

Selling and Administrative Expenses
Selling and administrative expenses decreased $7.5 million, or 5%, and $26.0 million, or 8%, for the three month and six month periods ended June 30, 2018, respectively, compared to the three month and six month periods ended June 30, 2017. The decrease was primarily due to:

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
As a result of the adoption of ASU No. 2017-07, “Compensation - Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” effective January 1, 2018, we have included only the service-cost component of the net pension and postretirement benefit cost in our compensation cost and reported the other components of the net pension and postretirement benefit cost in Non-Operating Income (Expense) - Net. We have also reclassified all historical results accordingly. The service-cost component for our pension and postretirement plans was $1.1 million and $2.3 million for the three month and six month periods ended June 30, 2018, respectively, compared to $0.9 million and $1.8 million for the three month and six month periods ended June 30, 2017, respectively. Higher service cost in 2018 as compared to the prior year periods was primarily due to lower discount rates at January 1, 2018 applied to our global plans. The weighted average discount rate applied to the projected benefit obligation for our pension plans globally at January 1, 2018 was 3.25%, a 37 basis points decrease from the 3.62% discount rate at January 1, 2017.
We had expense associated with our 401(k) Plan of $3.0 million and $7.3 million for the three month and six month periods ended June 30, 2018, respectively, compared with $2.7 million and $6.9 million for the three month and six month periods ended June 30, 2017, respectively. Fluctuations in the expense for our 401(k) Plan were driven by company matching contributions associated with employee compensation.
Stock-Based Compensation
For the three month and six month periods ended June 30, 2018, we recognized total stock-based compensation expense of $3.8 million and $3.2 million, respectively, compared to $5.5 million and $10.9 million for the three month and six month periods ended June 30, 2017, respectively.
The following table sets forth the components of our stock-based compensation expense:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(Amounts in millions)		(Amounts in millions)
Restricted Stock Unit Programs	$3.5	$5.2	$2.5	$10.1
Employee Stock Purchase Plan	0.3	0.3	0.7	0.8
Total Expense	$3.8	$5.5	$3.2	$10.9
Lower expense for our restricted stock unit programs for the three month and six month periods ended June 30, 2018 was primarily due to significantly higher forfeitures as a result of the departure of several senior executives.
We expect total stock-based compensation expense of approximately $13 million for 2018. We consider these costs to be part of our compensation costs and, therefore, they are included in operating expenses and in selling and administrative expenses, based upon the classifications of the underlying compensation.
Depreciation and Amortization
Depreciation and amortization increased $3.3 million, or 17%, and $5.5 million, or 14%, for the three month and six month periods ended June 30, 2018, as compared to the three month and six month periods ended June 30, 2017. The increase in depreciation and amortization was primarily due to increased capital costs for revenue generating investments to enhance our capabilities.

Restructuring Charge
We recorded restructuring charges of $10.5 million and $21.5 million for the three month and six month periods ended June 30, 2018, respectively, as compared to $7.5 million and $16.5 million the three month and six month periods ended June 30, 2017, respectively. See Note 4 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further detail.
Interest Income (Expense) — Net
The following table presents our “Interest Income (Expense) – Net” for the three month and six month periods ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(Amounts in millions)		(Amounts in millions)
Interest Income	$0.3	$0.4	$1.1	$0.8
Interest Expense	(13.2)	(15.1)	(27.3)	(29.7)
Interest Income (Expense) – Net	$(12.9)	$(14.7)	$(26.2)	$(28.9)
Interest income decreased $0.1 million for the three months ended June 30, 2018, as compared to the three months ended June 30, 2017. The decrease in interest income was primarily attributable to lower average amounts of invested cash. Interest income increased $0.3 million for the six months ended June 30, 2018, as compared to the six months ended June 30, 2017. The increase in interest income was primarily attributable to higher average interest rates on our invested cash.
Interest expense decreased $1.9 million and $2.4 million for the three month and six month periods ended June 30, 2018, respectively, as compared to the three month and six month periods ended June 30, 2017. The decrease in interest expense was primarily attributable to lower average amounts of debt outstanding.

Other Income (Expense) — Net
The following table presents our “Other Income (Expense) — Net” for the three month and six month periods ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(Amounts in millions)		(Amounts in millions)
Loss on Sale of Businesses (a)	$—	$—	$—	$(0.7)
Miscellaneous Other Income (Expense) – Net (b)	1.2	1.5	0.7	—
Other Income (Expense) – Net	$1.2	$1.5	$0.7	$(0.7)

(a)
During the six months ended June 30, 2017, we recorded an additional pre-tax loss of $0.7 million for the divestiture of the Benelux businesses related to a working capital adjustment. See Note 17 to our consolidated financial statements included in Item 8. of our Annual Report on Form 10-K for further detail.

(b)
Miscellaneous Other Income - Net increased during the six months ended June 30, 2018, as compared to the six months ended June 30, 2017, primarily due to an increase in dividend income from our minority-interest investments, partially offset by higher bank fees related to our new term loan and credit facilities.

As a result of the adoption of ASU No. 2017-07, non-service cost components of the pension and postretirement cost (“non-service costs components”) are reported in Miscellaneous Other Income (Expense) - Net within Other Income (Expense)-Net. We have also reclassified all historical results accordingly. Total non-service cost components for our pension and postretirement plans was $0.5 million and $0.8 million for the three month and six month periods ended June 30, 2018, respectively, as compared to $0.3 million and $0.7 million for the three month and six month periods ended June 30, 2017, respectively. See Note 10 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further detail.

Provision for Income Taxes
For the three month and six month periods ended June 30, 2018, our effective tax rate was 6.4% and 12.3%, respectively, as compared to 29.4% and 30.4% for the three month and six month periods ended June 30, 2017, respectively. Our 2018 tax provision reflects the impact of the adoption of Topic 606 which resulted in a higher pretax income of $51.2 million and $93.9 million for the three month and six month periods ended June 30, 2018, respectively. The lower effective tax rates for the three month and six month periods ended June 30, 2018, were due to the impact of the reduction of the U.S. statutory tax rate resulting from the 2017 Tax Cuts and Jobs Act (“2017 Act”) enacted in the fourth quarter of 2017 and a U.S. tax accounting method change approved by the Internal Revenue Service (“IRS”) in April 2018, partially offset by the impact of non-taxable income in the prior year periods, related to the legal reserve reduction associated with the SEC and DOJ investigation of our China operations.
For the three month and six month periods ended June 30, 2018, there are no known changes in our effective tax rate that either have had or that we expect may reasonably have a material impact on our operations or future performance.
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

The following table sets forth our EPS for the three month and six month periods ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
Basic Earnings (Loss) Per Share of Common Stock:
Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$2.51	$1.22	$4.23	$1.66
Loss from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	—	—	—	(0.02)
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders	$2.51	$1.22	$4.23	$1.64
Diluted Earnings (Loss) Per Share of Common Stock:
Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$2.50	$1.22	$4.21	$1.65
Loss from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	—	—	—	(0.02)
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders	$2.50	$1.22	$4.21	$1.63
For the three month and six month periods ended June 30, 2018, both basic and diluted EPS attributable to Dun & Bradstreet common shareholders increased compared with the three month and six month periods ended June 30, 2017. The increases for basic and diluted EPS were primarily due to a 103% and 150% increase in net income from continuing operations for the three month and six month periods ended June 30, 2018, respectively, largely driven by the impact of the adoption of Topic 606, which resulted in an increase in net income from continuing operations of $39.7 million and $72.7 million for the three month and six month periods ended June 30, 2018, respectively, a U.S. tax accounting method change approved by the IRS in April 2018, and the reduction of the U.S. Corporate income tax rate due to the enactment of the 2017 Act in December 2017. The increase in net income from continuing operations was also due to higher costs in the prior year period related to the acquisition of Avention and other investment activities.

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
Americas
Americas is our largest segment, representing 84% and 82% of our total revenue for the three months ended June 30, 2018 and 2017, respectively. Americas represented 83% and 82% of our total revenue for the six months ended June 30, 2018 and 2017, respectively.
The following table presents our Americas revenue by customer solution set and Americas operating income for the three month and six month periods ended June 30, 2018 and 2017:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(Amounts in millions)		(Amounts in millions)
Revenue:
Risk Management Solutions	$204.8	$183.3	$392.0	$365.3
Sales & Marketing Solutions	163.1	150.3	321.6	282.8
Americas Total Revenue	$367.9	$333.6	$713.6	$648.1
Operating Income	$126.3	$77.8	$232.7	$135.4
Three Months Ended June 30, 2018 vs. Three Months Ended June 30, 2017
Americas Overview
Americas total revenue increased $34.3 million, or 10% (both after and before the effect of foreign exchange), for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. The adoption of Topic 606 resulted in an increase of $47.0 million for the three months ended June 30, 2018. See Note 2 and Note 3 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further details. Excluding the impact of the adoption of Topic 606, Americas total revenue decreased $12.7 million, or 4% (both after and before the effect of foreign exchange).
Also, we acquired a 100% equity interest in Avention during the first quarter of 2017. The impact of the deferred revenue fair value adjustment was a reduction to revenue of $3.2 million for the three months ended June 30, 2017.
See Note 14 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further details on the Avention acquisition.
Americas Customer Solution Sets:
Risk Management Solutions
Risk Management Solutions increased $21.5 million, or 12% (both after and before the effect of foreign exchange). The adoption of Topic 606 resulted in increased revenue of $21.7 million for the three months ended June 30, 2018. Excluding the impact of the adoption of Topic 606, Risk Management Solutions decreased $0.2 million, or less than 1% (both after and before the effect of foreign exchange). The increase in Risk Management Solutions (on a GAAP basis) reflects:

Trade Credit, which accounted for 67% of total Americas Risk Management Solutions, increased $15.9 million, or 13% (both after and before the effect of foreign exchange). The impact of the adoption of Topic 606 resulted in an increase in revenue of $15.1 million for the three months ended June 30, 2018. Excluding the impact of the adoption of Topic 606, Trade Credit revenue increased 1% (both after and before the effect of foreign exchange), primarily due to:

•	Increased revenue from our Analytics product offerings; and

•	Increased revenue in our D&B Credit Suite driven by higher sales over the past several quarters with small businesses;
partially offset by:

•	Lower revenue from certain legacy products.

Other Enterprise Risk Management, which accounted for 33% of total Americas Risk Management Solutions, increased $5.6 million, or 9% (both after and before the effect of foreign exchange). The impact of the adoption of Topic 606 resulted in an increase in revenue of $6.6 million for the three months ended June 30, 2018. Excluding the impacts of the adoption of Topic 606, Other Enterprise Risk Management revenue decreased 2% (both after and before the effect of foreign exchange), primarily due to:

•	Decreased revenue from our Credit on Self solutions;
partially offset by:

•	Increased revenue from our D&B Direct offering and our Compliance products.
Sales & Marketing Solutions
Sales & Marketing Solutions increased $12.8 million, or 9% (both after and before the effect of foreign exchange). The adoption of Topic 606 resulted in increased revenue of $25.3 million for the three months ended June 30, 2018. Excluding the impact of the adoption of Topic 606, Sales & Marketing Solutions decreased $12.5 million, or 8% (both after and before the effect of foreign exchange). The increase in Sales & Marketing Solutions (on a GAAP basis) reflects:
Sales Acceleration Solutions, which accounted for 47% of total Americas Sales & Marketing Solutions, increased $10.0 million, or 15% (both after and before the effect of foreign exchange). The impact of the adoption of Topic 606 resulted in an increase in revenue of $9.2 million for the three months ended June 30, 2018. Excluding the impact of the adoption of Topic 606, Sales Acceleration revenue increased 1% (both after and before the effect of foreign exchange), primarily due to:

•	Increased revenue from our S&MS Analytics product offerings;
partially offset by:

•	Decreased revenue from our alliance with Salesforce.com.
Advanced Marketing Solutions, which accounted for 53% of total Americas Sales & Marketing Solutions, increased $2.8 million, or 3% (both after and before the effect of foreign exchange). The impact of the adoption of Topic 606 resulted in an increase of $16.1 million for the three months ended June 30, 2018. Excluding the impact of the adoption of Topic 606, Advanced Marketing Solutions revenue decreased 16% (both after and before the effect of foreign exchange), primarily due to:

•	The timing of certain customer contracts where revenue was recognized in the second quarter of 2017 and is now expected to be recognized in the fourth quarter of 2018; and

•	Decreased revenue due to a planned reduction in a customer commitment related to a government contract;
partially offset by:

•	Increased revenue from our D&B Direct offering; and

•	Increased revenue in our Audience Solutions offerings.
Americas Operating Income
Americas operating income for the three months ended June 30, 2018 was $126.3 million, compared to $77.8 million for the three months ended June 30, 2017, an increase of $48.5 million, or 62%. The increase in operating income was primarily attributable to the impact of the adoption of Topic 606, which resulted in an increase of $53.3 million to Americas operating income (See Note 3 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further details).

Six Months Ended June 30, 2018 vs. Six Months Ended June 30, 2017
Americas Overview
Americas total revenue increased $65.5 million, or 10% (both after and before the effect of foreign exchange), for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The adoption of Topic 606 resulted in an increase of $81.2 million for the six months ended June 30, 2018. See Note 2 and Note 3 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further details. Excluding the impact of the adoption of Topic 606, Americas total revenue decreased $15.7 million, or 2% (3% decrease before the effect of foreign exchange).
Also, we acquired a 100% equity interest in Avention during the first quarter of 2017. The impact of the deferred revenue fair value adjustment was a reduction to revenue of $5.0 million for the six months ended June 30, 2017. See Note 14 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further details on the Avention acquisition.
Americas Customer Solution Sets:
Risk Management Solutions
Risk Management Solutions increased $26.7 million, or 7% (both after and before the effect of foreign exchange). The adoption of Topic 606 resulted in increased revenue of $33.7 million for the six months ended June 30, 2018. Excluding the impact of the adoption of Topic 606, Risk Management Solutions decreased $7.0 million, or 2% (both after and before the effect of foreign exchange). The increase in Risk Management Solutions (on a GAAP basis) reflects:

Trade Credit, which accounted for 68% of total Americas Risk Management Solutions, increased $19.6 million, or 8% (both after and before the effect of foreign exchange). The impact of the adoption of Topic 606 resulted in an increase in revenue of $26.2 million for the six months ended June 30, 2018. Excluding the impact of the adoption of Topic 606, Trade Credit revenue decreased 3% (both after and before the effect of foreign exchange), primarily due to:

•	Lower revenue from certain legacy products; and

•	Lower revenue from consulting services related to the conversion of our Latin America operations to our Worldwide Network Partnerships;
partially offset by:

•	Increased revenue from our Analytics product offerings.

Other Enterprise Risk Management, which accounted for 32% of total Americas Risk Management Solutions, increased $7.1 million, or 6% (both after and before the effect of foreign exchange). The impact of the adoption of Topic 606 resulted in an increase in revenue of $7.5 million for the six months ended June 30, 2018. Excluding the impacts of the adoption of Topic 606, Other Enterprise Risk Management revenue decreased less than 1% (both after and before the effect of foreign exchange), primarily due to:

•	Decreased revenue from our Credit on Self solutions;
partially offset by:

•	Increased revenue from our D&B Direct offering and our Compliance products.
Sales & Marketing Solutions
Sales & Marketing Solutions increased $38.8 million, or 14% (both after and before the effect of foreign exchange). The adoption of Topic 606 resulted in increased revenue of $47.5 million for the six months ended June 30, 2018. Excluding the impact of the adoption of Topic 606, Sales & Marketing Solutions decreased $8.7 million, or 3% (both after and before the effect of foreign exchange). The increase in Sales & Marketing Solutions (on a GAAP basis) reflects:
Sales Acceleration Solutions, which accounted for 46% of total Americas Sales & Marketing Solutions, increased $13.8 million, or 10% (both after and before the effect of foreign exchange). The impact of the adoption of Topic 606 resulted in an increase in revenue of $13.4 million for the six months ended June 30, 2018. Excluding the impact of the adoption of Topic 606, Sales Acceleration revenue increased less than 1% (both after and before the effect of foreign exchange), primarily due to:

•	Increased revenue from our S&MS Analytics product offerings;
partially offset by:

•	Decreased revenue from our alliance with Salesforce.com.
Advanced Marketing Solutions, which accounted for 54% of total Americas Sales & Marketing Solutions, increased $25.0 million, or 17% (both after and before the effect of foreign exchange). The impact of the adoption of Topic 606 resulted in an increase of $34.1 million for the six months ended June 30, 2018. Excluding the impact of the adoption of Topic 606, Advanced Marketing Solutions revenue decreased 6% (both after and before the effect of foreign exchange), primarily due to;

•	The timing of certain customer contracts where revenue was recognized in the second quarter of 2017 and is now expected to be recognized in the fourth quarter of 2018; and

•	Decreased revenue due to a planned reduction in a customer commitment related to a government contract;
partially offset by:

•	Increased revenue from our D&B Direct offering; and

•	Increased revenue in our Audience Solutions offerings.
Americas Operating Income
Americas operating income for the six months ended June 30, 2018 was $232.7 million, compared to $135.4 million for the six months ended June 30, 2017, an increase of $97.3 million, or 72%. The increase in operating income was primarily attributable to the impact of the adoption of Topic 606, which resulted in an increase of $96.5 million to Americas operating income (See Note 3 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further details).
Non-Americas
Non-Americas represented 16% and 18% of our total revenue for the three months ended June 30, 2018 and 2017, respectively. Non-Americas represented 17% and 18% of our total revenue for the six months ended June 30, 2018 and 2017, respectively.
The following table presents our Non-Americas revenue by customer solution set and Non-Americas operating income for the three month and six month periods ended June 30, 2018 and 2017.

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018	2017	2018	2017
	(Amounts in millions)		(Amounts in millions)
Revenue:
Risk Management Solutions	$55.5	$57.3	$112.5	$111.7
Sales & Marketing Solutions	16.2	14.8	31.7	27.4
Non-Americas Total Revenue	$71.7	$72.1	$144.2	$139.1
Operating Income	$18.4	$20.2	$38.8	$38.4
Three Months Ended June 30, 2018 vs. Three Months Ended June 30, 2017
Non-Americas Overview
Non-Americas total revenue decreased $0.4 million, or 1% (4% decrease before the effect of foreign exchange), for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017. The adoption of Topic 606 resulted in a decrease of $1.8 million for the three months ended June 30, 2018. See Note 2 and Note 3 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further details. Excluding the impact of the adoption of Topic 606, Non-Americas total revenue increased $1.4 million, or 2% (2% decrease before the effect of foreign exchange).

Non-Americas Customer Solution Sets:
Risk Management Solutions
Risk Management Solutions decreased $1.8 million, or 3% (7% decrease before the effect of foreign exchange). The adoption of Topic 606 resulted in decreased revenue of $5.5 million for the three months ended June 30, 2018. Excluding the impact of the adoption of Topic 606, Risk Management Solutions increased $3.7 million, or 7% (3% increase before the effect of foreign exchange). The decrease in Risk Management Solutions (on a GAAP basis) reflects:
Trade Credit, which accounted for 72% of total Non-Americas Risk Management Solutions, decreased $1.3 million, or 3% (6% decrease before the effect of foreign exchange). The impact of the adoption of Topic 606 resulted in a decrease in revenue of $1.2 million for the three months ended June 30, 2018. Excluding the impact of the adoption of Topic 606, Trade Credit revenue decreased less than 1% (3% decrease before the effect of foreign exchange), primarily due to:

•	Lower revenue from consulting services related to the conversion of our Benelux operations to our Worldwide Network Partnership model;
partially offset by:

•	The positive impact of foreign exchange.
Other Enterprise Risk Management, which accounted for 28% of total Non-Americas Risk Management Solutions, decreased $0.5 million, or 3% (7% decrease before the effect of foreign exchange). The impact of the adoption of Topic 606 resulted in a decrease in revenue of $4.3 million for the three months ended June 30, 2018. Excluding the impact of the adoption of Topic 606, Other Enterprise Risk Management revenue increased 24% (18% increase before the effect of foreign exchange), primarily due to increased revenue from certain of our Compliance products.
Sales & Marketing Solutions
Sales & Marketing Solutions increased $1.4 million, or 9% (4% increase before the effect of foreign exchange). The adoption of Topic 606 resulted in increased revenue of $3.7 million for the three months ended June 30, 2018. Excluding the impact of the adoption of Topic 606, Sales & Marketing Solutions decreased $2.3 million, or 16% (19% decrease before the effect of foreign exchange). The increase in Sales & Marketing Solutions (on a GAAP basis) reflects:
Sales Acceleration Solutions, which accounted for 42% of total Non-Americas Sales & Marketing Solutions, decreased$1.7 million, or 20% (25% decrease before the effect of foreign exchange). The impact of the adoption of Topic 606 resulted in an increase in revenue of $0.7 million for the three months ended June 30, 2018. Excluding the impact of the adoption of Topic 606, Sales Acceleration Solutions decreased 30% (34% decrease before the effect of foreign exchange), primarily due to a decrease in project revenue in our China market.
Advanced Marketing Solutions, which accounted for 58% of total Non-Americas Sales & Marketing Solutions, increased $3.1 million, or 50% (44% increase before the effect of foreign exchange). The impact of the adoption of Topic 606 resulted in an increase in revenue of $3.0 million for the three months ended June 30, 2018. Excluding the impact of the adoption of Topic 606, Advanced Marketing Solutions increased 2% (less than 1% decrease before the effect of foreign exchange) on a small base.

Non-Americas Operating Income

Non-Americas operating income for the three months ended June 30, 2018 was $18.4 million, compared to $20.2 million for the three months ended June 30, 2017, a decrease of $1.8 million, or 9%. The decrease was primarily due to the impact of the adoption of Topic 606, which resulted in a decrease of $2.1 million to Non-Americas operating income (See Note 3 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further details), partially offset by an increase in revenue.
Six Months Ended June 30, 2018 vs. Six Months Ended June 30, 2017
Non-Americas Overview
Non-Americas total revenue increased $5.1 million, or 4% (1% decrease before the effect of foreign exchange), for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017. The adoption of Topic 606 resulted in a decrease of $2.5 million for the six months ended June 30, 2018. See Note 2 and Note 3 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further details. Excluding the impact of the adoption of Topic 606, Non-Americas total revenue increased $7.6 million, or 5% (less than 1% increase before the effect of foreign exchange).
Also, we acquired a 100% equity interest in Avention during the first quarter of 2017. See Note 14 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further details on the Avention acquisition.
Non-Americas Customer Solution Sets:
Risk Management Solutions
Risk Management Solutions increased $0.8 million, or 1% (4% decrease before the effect of foreign exchange). The adoption of Topic 606 resulted in decreased revenue of $6.7 million for the six months ended June 30, 2018. Excluding the impact of the adoption of Topic 606, Risk Management Solutions increased $7.5 million, or 7% (1% increase before the effect of foreign exchange). The increase in Risk Management Solutions (on a GAAP basis) reflects:
Trade Credit, which accounted for 73% of total Non-Americas Risk Management Solutions, increased $0.2 million, or less than 1% (5% decrease before the effect of foreign exchange). The impact of the adoption of Topic 606 resulted in an increase in revenue of $1.0 million for the six months ended June 30, 2018. Excluding the impact of the adoption of Topic 606, Trade Credit revenue decreased 1% (6% decrease before the effect of foreign exchange), primarily due to:

•
Decreased revenue from our Worldwide Network due to a shift to our Other Enterprise Risk Management solution set as well as the completion of transition services related to the conversion of our Benelux operations to our Worldwide Network Partnership model;

partially offset by:

•	The positive impact of foreign exchange.
Other Enterprise Risk Management, which accounted for 27% of total Non-Americas Risk Management Solutions, increased $0.6 million, or 2% (2% decrease before the effect of foreign exchange). The impact of the adoption of Topic 606 resulted in a decrease in revenue of $7.7 million for the six months ended June 30, 2018. Excluding the impact of the adoption of Topic 606, Other Enterprise Risk Management revenue increased 28% (22% increase before the effect of foreign exchange), primarily due to:

•	Increased revenue from certain of our Compliance products;

•	Increased revenue from our Worldwide Network, including the impact of the shift of revenue from our Trade Credit solution set; and

•	The positive impact of foreign exchange.
Sales & Marketing Solutions
Sales & Marketing Solutions increased $4.3 million, or 16% (10% increase before the effect of foreign exchange). The adoption of Topic 606 resulted in increased revenue of $4.2 million for the six months ended June 30, 2018. Excluding the impact of the adoption of Topic 606, Sales & Marketing Solutions increased $0.1 million, or less than 1% (5% decrease before the effect of foreign exchange). The increase in Sales & Marketing Solutions (on a GAAP basis) reflects:
Sales Acceleration Solutions, which accounted for 41% of total Non-Americas Sales & Marketing Solutions, decreased $0.2 million, or 1% (8% decrease before the effect of foreign exchange). The impact of the adoption of Topic 606 resulted in an increase in revenue of $0.5 million for the six months ended June 30, 2018. Excluding the impact of the adoption of Topic 606, Sales Acceleration Solutions decreased 6% (12% decrease before the effect of foreign exchange), primarily due to a decrease in project revenue in our China market.
Advanced Marketing Solutions, which accounted for 59% of total Non-Americas Sales & Marketing Solutions, increased $4.5 million, or 32% (26% increase before the effect of foreign exchange). The impact of the adoption of Topic 606 resulted in an increase in revenue of $3.7 million for the six months ended June 30, 2018. Excluding the impact of the adoption of Topic 606, Advanced Marketing Solutions increased 6% (2% increase before the effect of foreign exchange) on a small base.

Non-Americas Operating Income

Non-Americas operating income for the six months ended June 30, 2018 was $38.8 million, compared to $38.4 million for the six months ended June 30, 2017, an increase of $0.4 million, or 1%. The increase was primarily due to an increase in revenue, partially offset by the impact of the adoption of Topic 606, which resulted in a decrease of $2.6 million to Non-Americas operating income (See Note 3 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further details).
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
In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are identifying the following important factors that, individually or in the aggregate, could cause actual results to differ materially from those contained in any forward-looking statements made by us; any such statement is qualified by reference to the following cautionary factors: (i) risks and uncertainties related to the proposed merger as contemplated by that certain Agreement and Plan of Merger entered into by the Company on August 8, 2018 (the “Merger”), including, but not limited to, the occurrence of any event, change or other circumstance that could give rise to the termination of the merger agreement; the failure of the parties to satisfy conditions to completion of the proposed Merger, including the failure of the Company’s stockholders to approve the proposed Merger or the failure of the parties to obtain required regulatory approvals; the risk that regulatory or other approvals are delayed or are subject to terms and conditions that are not anticipated; (ii) reliance on third parties to support critical components of our business model; (iii) our ability to protect our information technology infrastructure against cyber attack and unauthorized access; (iv) risks associated with potential violations of the Foreign Corrupt Practices Act and similar laws; (v) customer demand for our products; (vi) risks associated with recent changes in our executive management team and Board of Directors; (vii) the integrity and security of our global databases and data centers; (viii) our ability to maintain the integrity of our brand and reputation; (ix) our ability to renew large contracts and the related revenue recognition and timing thereof; (x) the impact of macro-economic challenges on our customers and vendors; (xi) future laws or regulations with respect to the collection, compilation, storage, use, cross-border transfer, publication and/or sale of information and adverse publicity or litigation concerning the commercial use of such information; (xii) our ability to acquire and successfully integrate other businesses, products and technologies; (xiii) adherence by third-party members of our Dun & Bradstreet Worldwide Network, or other third parties who license and sell under the Dun & Bradstreet name, to our quality standards and to the renewal of their agreements with Dun & Bradstreet; (xiv) the effects of foreign and evolving economies, exchange rate fluctuations, legislative or regulatory requirements and the implementation or modification of fees or taxes to collect, compile, store, use, transfer cross-border, publish and/or sell data; (xv) the impact of the announcement of, or failure to complete, the proposed merger on our relationships with employees, customers, suppliers, vendors and other business partners; and potential or actual litigation; and (xvi) the other factors described under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Legal Proceedings” and elsewhere in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K, our other Quarterly Reports on Form 10-Q and the Company’s other reports or documents filed or furnished with the Securities and Exchange Commission.
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
The enactment of the 2017 Act on December 22, 2017 resulted in a significant impact on our financial statements (see Note 5 to the consolidated financial statements included in Item 8. of our Annual Report on Form 10-K for further detail). One of the key provisions in the 2017 Act was to impose a one-time mandatory U.S. tax on the accumulated undistributed foreign earnings as of December 31, 2017, and as a result we were able to repatriate a majority of our accumulated undistributed earnings from our non-U.S. subsidiaries through December 31, 2017. The 2017 Act also allows us to remit our future earnings to the U.S. without incurring additional U.S. taxes. We recorded a total tax liability of $55.4 million in the consolidated financial statements during the year ended December 31, 2017, of which $5.0 million was related to the foreign withholding tax included in “Accrued Income Tax” and $50.4 million was related to the estimated one-time mandatory U.S. tax included in “Other Non-Current Liabilities.” The one-time U.S. tax liability will be paid over eight years starting April 15, 2019. During the first quarter of 2018, we repatriated approximately $295 million from our overseas operations, for which we recorded an additional $1.7 million current tax liability, included in “Accrued Income Tax,” reflecting changes in foreign currency exchange rates between December 31, 2017 and the dates of the repatriations. We used the repatriated cash to reduce borrowings outstanding under our $1 billion revolving credit facility during the first quarter of 2018. During 2018, we are continuing to assess the tax impact related to the 2017 Act and revised our tax liability as appropriate (see Note 9 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q). As of June 30, 2018, our estimated one-time U.S. tax liability was $48.5 million, of which $3.8 million was included in “Accrued Income Tax” and $44.7 million was included in “Other Non-Current Liabilities.”  Our tax liability related to the foreign withholding tax was $3.2 million included in “Accrued Income Tax” at June 30, 2018.
As of June 30, 2018, $190.3 million of our $199.5 million cash and cash equivalents on the unaudited consolidated balance sheet was held by our foreign operations.
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
Cash Provided by Operating Activities from Continuing Operations
Net cash provided by operating activities was $173.3 million and $176.5 million for the six months ended June 30, 2018 and 2017, respectively. The $3.2 million decrease was driven by a net increase in our working capital during the current year period and higher restructuring payments in 2018, partially offset by lower tax payments compared to the prior year period.
Cash Used in Investing Activities from Continuing Operations
Net cash used in investing activities was $32.3 million for the six months ended June 30, 2018, as compared to net cash used in investing activities of $183.3 million for the six months ended June 30, 2017. The $151.0 million decrease in net cash used was primarily driven by payment of $150.0 million in the prior year period for the acquisition of Avention during the first quarter of 2017. See Note 14 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on our Form 10-Q.
Cash (Used in) Provided by Financing Activities from Continuing Operations
Net cash used in financing activities was $390.9 million for the six months ended June 30, 2018, as compared to net cash provided by financing activities of $42.5 million for the six months ended June 30, 2017. As set forth below, this $433.4 million change primarily relates to our revolving credit facility and term loan.

On June 19, 2018, we replaced our then existing term loan with a new $300 million term loan credit agreement (“2018 Term Loan Facility”). The 2018 Term Loan Facility matures on June 19, 2023, replacing the prior term loan facility entered into on May 14, 2015, with a maturity date of November 13, 2020 (“2015 Term Loan Facility”). We borrowed the full $300 million available under the 2018 Term Loan Facility and utilized the proceeds, together with proceeds from a borrowing under a new revolving credit facility (described below), to pay all amounts then outstanding under our 2015 Term Loan Facility.

On June 19, 2018, we replaced our then existing credit facility with a new $1 billion revolving credit facility (“2018 Revolving Credit Facility”). The 2018 Revolving Credit Facility expires on June 19, 2023, replacing the prior $1 billion credit facility entered into on July 23, 2014 with a maturity date of July 23, 2019 (“2014 Revolving Credit Facility”). We borrowed under the 2018 Revolving Credit Facility in order to pay all amounts outstanding under our 2014 Revolving Credit Facility and a portion of our 2015 Term Loan Facility.

We had $441.3 million of borrowings outstanding under the 2018 Revolving Credit Facility at June 30, 2018 and $292.1 million of borrowings outstanding under the 2014 Revolving Credit Facility at June 30, 2017. We borrowed under the 2014 Revolving Credit Facility from time to time during the six months ended June 30, 2017 to supplement the timing of receipts in order to fund our working capital needs. We also borrowed under the 2014 Revolving Credit Facility during the first quarter of 2017 to fund a portion of the consideration for our purchase of Avention.

All the facilities require the maintenance of interest coverage and total debt to EBITDA ratios which are defined in the respective facility credit agreements in effect. We were in compliance with the respective financial and non-financial covenants at June 30, 2018 and June 30, 2017.
Future Liquidity—Sources and Uses of Funds
Share Repurchase Programs
In August 2014, our Board of Directors approved a $100 million share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and Employee Stock Purchase Program, and to be used for discretionary share repurchases from time to time. The $100 million share repurchase program will remain open until it has been fully utilized. There is currently no definitive timeline under which the program will be completed. As of June 30, 2018, we had not yet commenced share repurchases under this program.
Dividends
In August 2018, the Board of Directors approved the declaration of a dividend of $0.5225 per share of common stock for the third quarter of 2018. This cash dividend will be payable on September 7, 2018 to shareholders of record at the close of business on August 22, 2018.
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
Unrecognized Tax Benefits
We have a total amount of unrecognized tax benefits of $5.9 million as of June 30, 2018. Although we do not anticipate payments within the next twelve months for these matters, these could require the aggregate use of cash totaling approximately $4.0 million as of such date.
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
Fair Value Measurements
Our non-recurring non-financial assets and liabilities include long-lived assets held and used, goodwill and intangible assets. These assets are recognized at fair value when they are deemed to be impaired. As of June 30, 2018, we did not have any unobservable (Level III) inputs in determining the fair value of our assets and liabilities measured at fair value on a recurring basis other than our real estate funds within our pension plans.
In addition, the fair value of our real estate funds within our pension plans was measured using Level III inputs.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Our market risks primarily consist of the impact of changes in currency exchange rates on assets and liabilities, the impact of changes in the market value of certain of our investments and the impact of changes in interest rates on our borrowing costs and fair value calculations. As of June 30, 2018, no material change had occurred in our market risks, compared with the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2017 included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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
Conclusions Regarding Disclosure Controls
Based upon our Controls Evaluation, our CEO and CFO have concluded that as of the end of the quarter ended June 30, 2018, our Disclosure Controls are effective at a reasonable assurance level.

Change in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the second quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
Information in response to this Item is included in “Part I — Item 1. — Note 7 — Contingencies” and is incorporated by reference into Part II of this Quarterly Report on Form 10-Q.

Item 1A. Risk Factors
Risks Related to the Merger
On August 8, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Star Parent, L.P., a Delaware Limited Partnership (“Parent”) and Star Merger Sub, Inc., a Delaware corporation and an indirect wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company on the terms and subject to the conditions set forth in the Merger Agreement, with the Company surviving the Merger as a wholly owned subsidiary of Parent (the “Merger”).
The Merger is subject to various closing conditions and other risks which may cause the Merger to be delayed or not completed at all or have other adverse consequences.
The Merger is subject to various closing conditions that must be satisfied or waived to complete the Merger. There can be no assurance that these conditions will be satisfied or waived or that the Merger will be completed in a timely manner or at all. Failure to satisfy or obtain waivers of any closing condition may jeopardize or delay the completion of the Merger and result in additional expenditures of money and resources. The Merger is also subject to approval by the Company’s stockholders. There is no assurance that the Company’s stockholders will approve the Merger. In addition, the Merger is contingent upon the receipt of certain regulatory clearances or approvals. There can be no assurance that the conditions to closing will be satisfied or waived or that other events will not intervene to delay or prevent the closing of the Merger. If the Merger is not completed for any reason, the price of our Common Stock may decline to the extent that the current market price reflects an assumption that the Merger will be consummated.
Legal proceedings instituted against the Company and others relating to the Merger Agreement also could delay or prevent the Merger from becoming effective within the agreed upon timeframe. In addition, we may elect to terminate the Merger Agreement in certain circumstances, and the parties can mutually decide to terminate the Merger Agreement at any time prior to the consummation of the Merger before or after stockholder approval. Further, uncertainty among our employees about their future roles after the completion of the Merger may impair our ability to attract, retain and motivate key personnel, and the pendency of the Merger may disrupt our business relationships with our existing and potential customers, suppliers, vendors, landlords, and other business partners, who may attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than us. The adverse consequence of the pendency of the Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.
While the Merger Agreement is in effect, we are subject to restrictions on our business activities.
While the Merger Agreement is in effect, we are subject to restrictions on our business activities, including, among other things, restrictions on our ability to acquire other businesses and assets, dispose of our assets, make investments, enter into certain contracts, repurchase or issue securities, pay dividends, make capital expenditures, amend our organizational documents, incur indebtedness and settle litigation. These restrictions could prevent us from pursuing strategic business opportunities, taking actions with respect to our business that we may consider advantageous and responding effectively and/or timely to competitive pressures and industry developments, which may as a result materially adversely affect our business, results of operations and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information about purchases made by or on behalf of the Company or our affiliated purchasers during the quarter ended June 30, 2018, of shares of equity that are registered by the Company pursuant to Section 12 of the Exchange Act.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Currently Authorized Shares that May Yet Be Purchased Under the Plans or Programs (a)
(Dollar amounts in millions, except share data)
April 1 - 30, 2018	—	$—	—	$—
May 1 - 31, 2018	—	$—	—	$—
June 1 - 30, 2018	—	$—	—	$—
	—	$—	—	$100.0

(a)
In August 2014, our Board of Directors approved a $100 million share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and Employee Stock Purchase Program, and to be used for discretionary share repurchases from time to time. The $100 million share repurchase program will remain open until it has been fully utilized. There is currently no definitive timeline under which the program will be completed. As of June 30, 2018, we had not yet commenced share repurchases under this program.

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

Exhibit 101
The following financial information from The Dun & Bradstreet Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited), (ii) the Consolidated Balance Sheets (Unaudited), (iii) the Consolidated Statements of Cash Flows (Unaudited), (iv) the Consolidated Statements of Shareholders’ Equity (Deficit) (Unaudited), and (v) the Notes to Consolidated Financial Statements (Unaudited).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DUN & BRADSTREET CORPORATION
		By:	/s/ RICHARD H. VELDRAN
Richard H. Veldran
Date:	August 9, 2018		Chief Financial Officer

		By:	/s/ ANTHONY PIETRONTONE JR.
Anthony Pietrontone Jr.
Date:	August 9, 2018		Principal Accounting Officer and Corporate Controller