Form 10-Q
period 2018-09-30
DUN & BRADSTREET CORP/NW
filed 2018-11-06
CIK 1115222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________
Form 10-Q
___________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Title of Class	Shares Outstanding at September 30, 2018
Common Stock,	37,131,243
par value $0.01 per share

THE DUN & BRADSTREET CORPORATION

PART I. UNAUDITED FINANCIAL INFORMATION

Item 1.	Financial Statements
The Dun & Bradstreet Corporation Consolidated Statements of Operations and Comprehensive Income (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Amounts in millions, except per share data)
Revenue	$407.3	$428.3	$1,265.1	$1,215.5
Operating Expenses	142.2	142.3	420.4	423.3
Selling and Administrative Expenses	158.2	164.1	465.6	497.5
Depreciation and Amortization	22.6	20.1	66.4	58.4
Restructuring Charge	2.1	5.8	23.6	22.3
Operating Costs	325.1	332.3	976.0	1,001.5
Operating Income	82.2	96.0	289.1	214.0
Interest Income	0.4	0.4	1.5	1.2
Interest Expense	(13.6)	(15.2)	(40.9)	(44.9)
Other Income (Expense) - Net	(1.9)	(1.7)	(1.2)	(2.4)
Non-Operating Income (Expense) - Net	(15.1)	(16.5)	(40.6)	(46.1)
Income (Loss) Before Provision for Income Taxes and Equity in Net Income of Affiliates	67.1	79.5	248.5	167.9
Less: Provision for Income Taxes	16.1	24.2	38.3	51.1
Equity in Net Income of Affiliates	0.7	0.5	1.8	3.2
Net Income (Loss) from Continuing Operations	51.7	55.8	212.0	120.0
Less: Net Income Attributable to the Noncontrolling Interest	(1.5)	(1.7)	(4.9)	(4.5)
Net Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet	$50.2	$54.1	$207.1	$115.5
Loss on Disposal of Business, no Tax Impact	—	—	—	(0.8)
Loss from Discontinued Operations, no Tax Impact	—	—	—	(0.8)
Net Income (Loss) Attributable to Dun & Bradstreet	$50.2	$54.1	$207.1	$114.7
Basic Earnings (Loss) Per Share of Common Stock:
Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$1.35	$1.46	$5.58	$3.13
Loss from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	—	—	—	(0.02)
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders	$1.35	$1.46	$5.58	$3.11
Diluted Earnings (Loss) Per Share of Common Stock:
Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$1.35	$1.45	$5.55	$3.11
Loss from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	—	—	—	(0.02)
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders	$1.35	$1.45	$5.55	$3.09
Weighted Average Number of Shares Outstanding-Basic	37.1	37.0	37.1	36.9
Weighted Average Number of Shares Outstanding-Diluted	37.3	37.2	37.3	37.1
Cash Dividend Paid Per Common Share	$0.52	$0.50	$1.57	$1.51
Other Comprehensive Income, Net of Income Taxes:
Net Income (Loss) from Continuing Operations	$51.7	$55.8	$212.0	$120.0
Loss from Discontinued Operations, no Tax Impact	—	—	—	(0.8)
Net Income (Loss)	51.7	55.8	212.0	119.2
Foreign Currency Translation Adjustments, Net of Tax	(8.7)	13.6	(8.8)	36.5
Defined Benefit Pension Plans:
Prior Service Costs, Net of Tax Benefit (Expense) (1)	—	(0.1)	0.1	(0.4)
Net Actuarial Gain, Net of Tax Benefit (Expense) (2)	1.7	2.7	17.5	15.3
Derivative Financial Instrument, no tax impact	0.9	—	1.1	—
Total Other Comprehensive Income (Loss), Net of Tax	(6.1)	16.2	9.9	51.4
Comprehensive Income (Loss), Net of Tax	45.6	72.0	221.9	170.6
Less: Comprehensive Income Attributable to the Noncontrolling Interest	(0.7)	(1.9)	(4.1)	(5.3)
Comprehensive Income (Loss) Attributable to Dun & Bradstreet	$44.9	$70.1	$217.8	$165.3

(1)	Tax Benefit (Expense) of $0.1 million and $0.3 million during the three months and nine months ended September 30, 2017, respectively.

(2)
Tax Benefit (Expense) of $(0.4) million and $(1.0) million during the three months ended September 30, 2018 and 2017, respectively. Tax Benefit (Expense) of $(5.1) million and $(7.8) million during the nine months ended September 30, 2018 and 2017, respectively.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation Consolidated Balance Sheets (Unaudited)

	September 30, 2018	December 31, 2017
	(Amounts in millions, except per share data)
ASSETS
Current Assets
Cash and Cash Equivalents	$228.2	$442.4
Accounts Receivable, Net of Allowance of $13.6 at September 30, 2018 and $24.2 December 31, 2017	223.3	596.8
Other Current Receivables	6.3	12.6
Prepaid Taxes	2.6	4.9
Other Prepaids	39.7	35.4
Other Current Assets	4.6	1.6
Total Current Assets	504.7	1,093.7
Non-Current Assets
Property, Plant and Equipment, Net of Accumulated Depreciation of $64.9 at September 30, 2018 and $59.1 at December 31, 2017	31.9	38.9
Computer Software, Net of Accumulated Amortization of $370.4 at September 30, 2018 and $341.5 at December 31, 2017	135.1	132.1
Goodwill (Note 15)	774.2	779.6
Deferred Income Tax	39.5	57.1
Other Receivables	0.7	1.8
Other Intangibles (Note 15)	292.3	316.9
Deferred Costs (Note 3)	93.0	—
Other Non-Current Assets	60.0	60.8
Total Non-Current Assets	1,426.7	1,387.2
Total Assets	$1,931.4	$2,480.9
LIABILITIES
Current Liabilities
Accounts Payable	$35.0	$37.4
Accrued Payroll	97.5	114.5
Accrued Income Tax	10.7	50.0
Short-Term Debt	18.5	32.5
Other Accrued and Current Liabilities (Note 7)	118.8	133.6
Short-Term Deferred Revenue	516.1	684.4
Total Current Liabilities	796.6	1,052.4
Pension and Postretirement Benefits	458.4	487.6
Long-Term Debt	1,314.0	1,645.6
Liabilities for Unrecognized Tax Benefits	3.2	5.8
Other Non-Current Liabilities (Note 7)	89.3	100.7
Total Liabilities	2,661.5	3,292.1
Contingencies (Note 8)
EQUITY
DUN & BRADSTREET SHAREHOLDERS’ EQUITY (DEFICIT)
Series A Junior Participating Preferred Stock, $0.01 par value per share, authorized - 0.5 shares; outstanding - none	—	—
Preferred Stock, $0.01 par value per share, authorized - 9.5 shares; outstanding - none	—	—
Series Common Stock, $0.01 par value per share, authorized - 10.0 shares; outstanding - none	—	—
Common Stock, $0.01 par value per share, authorized - 200.0 shares; issued - 81.9 shares	0.8	0.8
Capital Surplus	329.1	332.0
Retained Earnings	3,243.7	3,176.3
Treasury Stock, at cost, 44.8 shares at September 30, 2018 and 45.0 shares at December 31, 2017	(3,312.3)	(3,319.5)
Accumulated Other Comprehensive Income (Loss)	(1,006.2)	(1,016.9)
Total Dun & Bradstreet Shareholders’ Equity (Deficit)	(744.9)	(827.3)
Noncontrolling Interest	14.8	16.1
Total Equity (Deficit)	(730.1)	(811.2)
Total Liabilities and Shareholders’ Equity (Deficit)	$1,931.4	$2,480.9
The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation Consolidated Statements of Cash Flows (Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
	(Amounts in millions)
Cash Flows from Operating Activities:
Net Income	$212.0	$119.2
Less:
Loss on Disposal of Business - Discontinued Operations	—	(0.8)
Net Income from Continuing Operations	$212.0	$120.0
Reconciliation of Net Income to Net Cash Provided by Operating Activities:
Depreciation and Amortization	66.4	58.4
Amortization of Unrecognized Pension Loss	31.1	28.4
(Gain) Loss from Sales of Business	—	0.7
Income Tax Benefit from Stock-Based Awards	4.7	6.5
Equity-Based Compensation Expense	7.3	16.3
Restructuring Charge	23.6	22.3
Restructuring Payments	(28.0)	(18.6)
Changes in Deferred Income Taxes, Net	33.8	0.5
Changes in Accrued Income Taxes, Net	(45.2)	(22.1)
Changes in Operating Assets and Liabilities (1):
(Increase) Decrease in Accounts Receivable	59.4	159.8
(Increase) Decrease in Other Current Assets	(5.0)	1.1
Increase (Decrease) in Deferred Revenue	(24.3)	(45.3)
Increase (Decrease) in Accounts Payable	(14.2)	(8.4)
Increase (Decrease) in Accrued Liabilities	(40.9)	(41.9)
Increase (Decrease) in Other Accrued and Current Liabilities	6.7	10.8
(Increase) Decrease in Other Long-Term Assets	(2.0)	12.6
Net Increase (Decrease) in Long-Term Liabilities	(41.9)	(50.4)
Net, Other Non-Cash Adjustments	2.5	1.6
Net Cash Provided by Operating Activities	246.0	252.3
Cash Flows from Investing Activities:
Payments for Contingent Liabilities for Businesses Divested	(0.3)	(1.8)
Payments for Acquisitions of Businesses, Net of Cash Acquired	—	(150.0)
Proceeds from Maturity and (Payment) for Debt Security Investment	0.5	0.5
Cash Settlements of Foreign Currency Contracts	(4.2)	8.8
Capital Expenditures	(3.2)	(6.7)
Additions to Computer Software and Other Intangibles	(40.5)	(42.2)
Net, Other	0.4	0.1
Net Cash Used in Investing Activities	(47.3)	(191.3)
Cash Flows from Financing Activities:
Net (Payment) Proceeds Related to Stock-Based Plans	(3.2)	(2.4)
Payment of Debt Issuance Costs	(3.5)	—
Payments of Dividends	(58.1)	(55.6)
Proceeds from Borrowings on Credit Facilities	959.6	770.0
Proceeds from Borrowings on Term Loan Facilities	300.0	—
Payments of Borrowings on Credit Facilities	(1,250.2)	(692.2)
Payments of Borrowings on Term Loan Facilities	(356.3)	(15.0)
Capital Lease and Other Long-Term Financing Obligation Payment	—	(0.1)
Net, Other	(3.4)	(3.0)
Net Cash (Used in) Provided by Financing Activities	(415.1)	1.7
Effect of Exchange Rate Changes on Cash and Cash Equivalents	2.2	15.7
Increase (Decrease) in Cash and Cash Equivalents	(214.2)	78.4
Cash and Cash Equivalents, Beginning of Period	442.4	352.6
Cash and Cash Equivalents, End of Period	$228.2	$431.0
Supplemental Disclosure of Cash Flow Information:
Cash Paid for:
Income Taxes, Net of Refunds	$44.9	$66.1
Interest	$33.8	$32.6

(1)
Net of the effect of acquisitions and cumulative adjustments to the consolidated balance sheet as of January 1, 2018 due to the adoption of Topic 606. See Note 2 and Note 3 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

The accompanying notes are an integral part of the unaudited consolidated financial statements.

The Dun & Bradstreet Corporation Consolidated Statements of Shareholders’ Equity (Deficit) (Unaudited)

			For the Nine Months Ended September 30, 2018 and 2017
					(Amounts in millions)
	Common Stock ($0.01 Par Value)	Capital Surplus	Retained Earnings	Treasury Stock	Cumulative Translation Adjustment	Defined Benefit Postretirement Plans	Cash Flow Hedging Derivative	Total Dun & Bradstreet Shareholders’ Equity (Deficit)	Noncontrolling Interest	Total Equity (Deficit)
Balance, December 31, 2016	$0.8	$317.6	$2,959.6	$(3,330.4)	$(266.2)	$(683.4)	$—	$(1,002.0)	$14.2	$(987.8)
Net Income	—	—	114.7	—	—	—	—	114.7	4.5	119.2
Payment to Noncontrolling Interest	—	—	—	—	—	—	—	—	(2.8)	(2.8)
Equity-Based Plans	—	10.2	—	8.6	—	—	—	18.8	—	18.8
Pension Adjustments, net of tax expense of $7.5	—	—	—	—	—	14.9	—	14.9	—	14.9
Dividend Declared	—	—	(56.1)	—	—	—	—	(56.1)	—	(56.1)
Change in Cumulative Translation Adjustment	—	—	—	—	35.7	—	—	35.7	0.8	36.5
Balance, September 30, 2017	$0.8	$327.8	$3,018.2	$(3,321.8)	$(230.5)	$(668.5)	$—	$(874.0)	$16.7	$(857.3)

Balance, December 31, 2017	$0.8	$332.0	$3,176.3	$(3,319.5)	$(218.2)	$(798.7)	$—	$(827.3)	$16.1	$(811.2)
Net Income	—	—	207.1	—	—	—	—	207.1	4.9	212.0
Payment to Noncontrolling Interest	—	—	—	—	—	—	—	—	(5.4)	(5.4)
Equity-Based Plans	—	(2.9)	—	7.2	—	—	—	4.3	—	4.3
Pension Adjustments, net of tax expense of $5.1	—	—	—	—	—	17.6	—	17.6	—	17.6
Dividend Declared	—	—	(58.3)	—	—	—	—	(58.3)	—	(58.3)
Cumulative Adjustment for Topic 606, net of tax benefit of $25.7	—	—	(81.4)	—	—	—	—	(81.4)	—	(81.4)
Change in Cumulative Translation Adjustment	—	—	—	—	(8.0)	—	—	(8.0)	(0.8)	(8.8)
Derivative Financial Instruments, no tax impact	—	—	—	—	—	—	1.1	1.1	—	1.1
Balance, September 30, 2018	$0.8	$329.1	$3,243.7	$(3,312.3)	$(226.2)	$(781.1)	$1.1	$(744.9)	$14.8	$(730.1)

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
As a result of the adoption of ASU No. 2017-07, “Compensation - Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” effective January 1, 2018, we have included only the service-cost component of the net pension and postretirement benefit cost in our compensation cost and reported the other components of the net pension and postretirement benefit cost within Non-Operating Income (Expense) - Net. We have also reclassified all prior periods’ results accordingly. As a result, total other components of the net pension and postretirement benefit cost of $0.8 million and $1.5 million were reclassified from compensation cost to Non-Operating Income (Expense) - Net for the three month and nine month periods ended September 30, 2017, respectively. See Note 10 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.
An $18.0 million misclassification of revenue from Risk Management Solutions (primarily Trade Credit) to Sales & Marketing Solutions (primarily Advanced Marketing) in the Americas segment related to the second quarter of 2018 was corrected in the nine months ended September 30, 2018. The reclassification did not result in a change in total company revenue, total segment revenue, total company income or total segment income and was not material to the consolidated financial statements for the second quarter of 2018.
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
The impact of the adoption of the new revenue standard on our consolidated financial statements for the three month and nine month periods ended September 30, 2018 was as follows:

	For the Three Months Ended September 30, 2018			For the Nine Months Ended September 30, 2018
Income Statement	As Reported	Without Adoption of Topic 606	Effect of Change Higher (Lower)	As Reported	Without Adoption of Topic 606	Effect of Change Higher (Lower)
Revenue	$407.3	$416.7	$(9.4)	$1,265.1	$1,195.8	$69.3
Selling and Administrative Expenses	158.2	162.9	(4.7)	465.6	485.5	(19.9)
Operating Income	82.2	86.9	(4.7)	289.1	199.9	89.2
Income (Loss) Before Provision for Income Taxes and Equity in Net Income of Affiliates	67.1	71.8	(4.7)	248.5	159.3	89.2
Less: Provision for Income Taxes	16.1	17.3	(1.2)	38.3	18.3	20.0
Net Income (Loss) from Continuing Operations	51.7	55.2	(3.5)	212.0	142.8	69.2
Net Income (Loss) Attributable to Dun & Bradstreet	50.2	53.7	(3.5)	207.1	137.9	69.2
Basic Earnings (Loss) Per Share of Common Stock	$1.35	$1.45	$(0.10)	$5.58	$3.72	$1.86
Diluted Earnings (Loss) Per Share of Common Stock	$1.35	$1.44	$(0.09)	$5.55	$3.70	$1.85

	At September 30, 2018
Balance Sheet	As Reported	Without Adoption of Topic 606	Effect of Change Higher (Lower)
ASSETS
Accounts Receivable	$223.3	$429.5	$(206.2)
Other Current Assets	4.6	3.1	1.5
Deferred Income Tax	39.5	37.7	1.8
Deferred Costs	93.0	—	93.0
Other Non-Current Assets	60.0	56.9	3.1
LIABILITIES
Accounts Payable	$35.0	$33.1	$1.9
Accrued Income Taxes	10.7	14.9	(4.2)
Short-Term Deferred Revenue	516.1	615.3	(99.2)
Other Non-Current Liabilities	89.3	82.6	6.7
EQUITY
Retained Earnings	$3,243.7	$3,255.9	$(12.2)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

	For the Nine Months Ended September 30, 2018
Cash Flows	As Reported	Without Adoption of Topic 606	Effect of Change Higher (Lower)
Net Income from Continuing Operations	$212.0	$142.8	$69.2
Changes in Deferred Income Taxes, Net	33.8	16.1	17.7
Changes in Accrued Income Taxes, Net	(45.2)	(47.4)	2.2
(Increase) Decrease in Accounts Receivable	59.4	171.2	(111.8)
(Increase) Decrease in Other Current Assets	(5.0)	(4.5)	(0.5)
Increase (Decrease) in Deferred Revenue	(24.3)	(66.1)	41.8
Increase (Decrease) in Accounts Payable	(14.2)	(3.8)	(10.4)
(Increase) Decrease in Other Long-Term Assets	(2.0)	4.8	(6.8)
Net Increase (Decrease) in Long-Term Liabilities	(41.9)	(40.5)	(1.4)
Net Cash Provided by Operating Activities	246.0	246.0	—

None of the adjustments described above affected net cash from operating, investing or financing activities.
Recently Issued Accounting Pronouncements
In August 2018, the FASB issued ASU No. 2018-15, “Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract: Disclosures for Implementation Costs Incurred for Internal-Use
Software and Cloud Computing Arrangements - a consensus of the EITF.” The standard aligns the accounting for costs incurred to implement a cloud computing arrangement that is a service arrangement with the guidance on capitalizing costs associated with developing or obtaining internal-use software. Entities are permitted to apply either a retrospective or prospective transition approach to adopt the guidance. When prospective transition is chosen, entities must apply the transition requirements to any eligible costs incurred after adoption. The guidance may be early adopted in any annual or interim period for which financial statements have not yet been issued or made available for issuance. The standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years beginning after December 15, 2019. We are currently assessing the impact of the adoption of this authoritative guidance on our consolidated financial statements.
In August 2018, the FASB issued ASU No. 2018-14, “Compensation-Retirement Benefits-Defined Benefit Plans-
General (Topic 715-20): Changes to the Disclosure Requirements for Defined Benefit Plans.” The standard amends ASC 715, “Compensation - Retirement Benefits,” to add, remove, and clarify disclosure requirements related to defined benefit pension and other postretirement plans. The amendments are to be applied retrospectively. The standard is effective for fiscal years ending after December 15, 2020. Early adoption is permitted. The adoption of this authoritative guidance will not have a material impact on our consolidated financial statements.
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
In July 2018, the FASB issued ASU No. 2018-11, “Leases (Topic 842) - Targeted Improvements.” The standard adds a transition option to the new leases standard that allows entities the option not to adopt the standard as of the earliest period presented but rather provides the opportunity to be applied as of the adoption date. The standard also provides a practical expedient that gives lessors an option to combine non-lease and associated lease components when certain criteria are met and requires a lessor to account for the combined component in accordance with the new revenue standard if the associated non-lease components are the predominant component. The standard has the same effective date as ASU No. 2016-02.
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
The total amount of the transaction price for our revenue contracts allocated to performance obligations that are unsatisfied (or partially unsatisfied) is as follows:

	Fourth Quarter of 2018	2019	2020	2021	Thereafter	Total
Future Revenue	$392.6	$824.0	$318.9	$146.4	$369.6	$2,051.5
The table of future revenue does not include any amount of variable consideration that is a sales or usage-based royalty in exchange for distinct data licenses or that is allocated to a distinct service period within a single performance obligation that is a series of distinct service periods.
Contract Balances

	At September 30, 2018	At January 1, 2018
Accounts Receivable	$223.3	$277.9
Short-Term Contract Assets	1.7	3.3
Long-Term Contract Assets	3.1	2.2
Short-Term Deferred Revenue	516.1	539.2
Long-Term Deferred Revenue	12.8	6.2
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
The decrease in deferred revenues and contract assets of $16.5 million and $0.7 million, respectively, for the nine months ended September 30, 2018 is primarily due to the following factors: The decrease in deferred revenue is primarily due to approximately $450.5 million of revenues recognized that were included in the deferred revenue balance at January 1, 2018, offset by cash payments received or due in advance of satisfying our performance obligations. The decrease in contract assets is primarily due to approximately $5.5 million of contract assets included in the balance at January 1, 2018 that were reclassified to receivables when they became unconditional, largely offset by new contract assets recognized in the period, net of new amounts reclassified to receivables.
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
At September 30, 2018, commission assets, net of accumulated amortization included in Deferred Costs were $93.0 million. Amortization of commission assets for the three month and nine month periods ended September 30, 2018 were $6.2 million and $20.0 million, respectively.
Revenue Disaggregated by Major Product Category

	For the Three Months Ended September 30, 2018			For the Nine Months Ended September 30, 2018
	Total	Americas	Non-Americas	Total	Americas	Non-Americas
Risk Management Solutions:
Trade Credit	$158.9	$115.6	$43.3	$490.3	$364.5	$125.8
Other Enterprise Risk Management	79.4	64.4	15.0	234.5	189.5	45.0
Sales & Marketing Solutions:
Sales Acceleration	75.4	69.7	5.7	235.7	216.9	18.8
Advanced Marketing Solutions	93.6	86.6	7.0	304.6	279.0	25.6
Total Revenue	$407.3	$336.3	$71.0	$1,265.1	$1,049.9	$215.2

	For the Three Months Ended September 30, 2017			For the Nine Months Ended September 30, 2017
	Total	Americas	Non-Americas	Total	Americas	Non-Americas
Risk Management Solutions:
Trade Credit	$170.9	$126.6	$44.3	$499.5	$372.8	$126.7
Other Enterprise Risk Management	91.9	76.0	15.9	240.3	195.1	45.2
Sales & Marketing Solutions:
Sales Acceleration	75.6	68.7	6.9	224.3	204.1	20.2
Advanced Marketing Solutions	89.9	80.7	9.2	251.4	228.1	23.3
Total Revenue	$428.3	$352.0	$76.3	$1,215.5	$1,000.1	$215.4
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

Three Months Ended September 30, 2018 vs. Three Months Ended September 30, 2017
During the three months ended September 30, 2018, we recorded a $2.1 million restructuring charge. This charge was comprised of:

•
Severance costs of $0.3 million, net of an adjustment of $1.0 million, in accordance with the provisions of ASC 712-10. Approximately 25 employees were impacted. Most of the employees impacted exited the Company by the end of the third quarter of 2018. The cash payments for these employees are expected to be completed by the end of the second quarter of 2019; and

•	Contract termination, lease termination obligations and other exit costs, including those to consolidate or close facilities of $1.8 million.
During the three months ended September 30, 2017, we recorded a $5.8 million restructuring charge. This charge was comprised of:

•
Severance costs of $3.6 million in accordance with the provisions of ASC 712-10. Approximately 50 employees were impacted. Most of the employees impacted exited the Company by the end of the third quarter of 2017. The cash payments for these employees were completed by the end of the third quarter of 2018; and

•	Contract termination, lease termination obligations and other exit costs, including those to consolidate or close facilities of $2.2 million.

Nine Months Ended September 30, 2018 vs. Nine Months Ended September 30, 2017
During the nine months ended September 30, 2018, we recorded an $23.6 million restructuring charge. This charge was comprised of:

•
Severance costs of $20.9 million, net of an adjustment of $1.0 million, in accordance with the provisions of ASC 712-10. Approximately 330 employees were impacted. Most of the employees impacted exited the Company by the end of the third quarter of 2018. The cash payments for these employees are expected to be completed by the end of the second quarter of 2019; and

•	Contract termination, lease termination obligations and other exit costs, including those to consolidate or close facilities of $2.7 million.
During the nine months ended September 30, 2017, we recorded a $22.3 million restructuring charge. This charge was comprised of:

•
Severance costs of $15.6 million and $1.6 million in accordance with the provisions of ASC 712-10 and ASC 420-10, respectively. Approximately 320 employees were impacted. Of these 320 employees, approximately 285 employees exited the Company by the end of the third quarter of 2017, with the remaining primarily having exited by the end of the fourth quarter of 2017. The cash payments for these employees were completed by the end of the third quarter of 2018; and

•	Contract termination, lease termination obligations and other exit costs, including those to consolidate or close facilities of $5.1 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

The following tables set forth, in accordance with ASC 712-10 and/or ASC 420-10, the restructuring reserves and utilization:

	Severance and Termination	Contract Termination, Lease Termination Obligations and Other Exit Costs	Total
Restructuring Charges:
Balance Remaining as of December 31, 2017	$12.7	$3.5	$16.2
Charge Taken during the First Quarter 2018	10.4	0.6	11.0
Payments Made during the First Quarter 2018	(9.1)	(1.3)	(10.4)
Balance Remaining as of March 31, 2018	$14.0	$2.8	$16.8
Charge Taken during the Second Quarter 2018	10.2	0.3	10.5
Payments Made during the Second Quarter 2018	(8.4)	(0.6)	(9.0)
Balance Remaining as of June 30, 2018	$15.8	$2.5	$18.3
Charge Taken during the Third Quarter 2018 (1)	$0.3	$1.8	$2.1
Payments Made during the Third Quarter 2018	(7.7)	(1.0)	(8.7)
Balance Remaining as of September 30, 2018	$8.4	$3.3	$11.7

(1) Includes a reduction of $1.0 million to the reserve related to our ongoing severance program.

	Severance and Termination	Contract Termination, Lease Termination Obligations and Other Exit Costs	Total
Restructuring Charges:
Balance Remaining as of December 31, 2016	$8.3	$1.7	$10.0
Charge Taken during the First Quarter 2017	7.7	1.3	9.0
Payments Made during the First Quarter 2017	(4.1)	(0.4)	(4.5)
Balance Remaining as of March 31, 2017	$11.9	$2.6	$14.5
Charge Taken during the Second Quarter 2017	5.9	1.6	7.5
Payments Made during the Second Quarter 2017	(6.2)	(1.8)	(8.0)
Balance Remaining as of June 30, 2017	$11.6	$2.4	$14.0
Charge Taken during the Third Quarter 2017	$3.6	$2.2	$5.8
Payments Made during the Third Quarter 2017	(5.7)	(0.6)	(6.3)
Balance Remaining as of September 30, 2017	$9.5	$4.0	$13.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

Note 5 -- Notes Payable and Indebtedness
Our borrowings are summarized in the following table:

		September 30, 2018			At December 31, 2017
	Maturity	Principal Amount	Debt Issuance Costs and Discount*	Carrying Value	Principal Amount	Debt Issuance Costs and Discount*	Carrying Value

Debt Maturing Within One Year:
2018 Term Loan Facility		$15.0	$—	$15.0	$—	$—	$—
2015 Term Loan Facility		—	—	—	32.5	—	32.5
2018 Revolving Credit Facility		3.5	—	3.5	—	—	—
Total Short-Term Debt		$18.5	$—	$18.5	$32.5	$—	$32.5

Debt Maturing After One Year:
Ten Year 4.37% senior notes (1) (2)	December 1, 2022	$300.0	$2.2	$297.8	$300.0	$2.6	$297.4
Five Year 4.00% senior notes (1) (3)	June 15, 2020	300.0	1.4	298.6	300.0	2.0	298.0
2018 Term Loan Facility	June 19, 2023	281.2	0.6	280.6	—	—	—
2015 Term Loan Facility	Retired	—	—	—	320.0	0.9	319.1
2018 Revolving Credit Facility	June 19, 2023	437.0	—	437.0	—	—	—
2014 Revolving Credit Facility	Retired	—	—	—	731.1	—	731.1
Total Long-Term Debt		$1,318.2	$4.2	$1,314.0	$1,651.1	$5.5	$1,645.6
*Represents unamortized portion of debt issuance costs and discounts.
(1) The notes contain certain covenants that limit our ability to create liens, enter into sale and leaseback transactions and consolidate, merge or sell assets to another entity. We were in compliance with these non-financial covenants at September 30, 2018 and December 31, 2017. The notes do not contain any financial covenants.

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
In accordance with ASC 470, “Debt,” a short-term obligation that will be refinanced with successive short-term obligations may be classified as non-current as long as the cumulative period covered by the financing agreement is uninterrupted and extends beyond one year. Accordingly, the outstanding balances associated with the revolving credit facility were classified as “Long-Term Debt” as of September 30, 2018 and December 31, 2017, excluding outstanding borrowings that were subsequently repaid utilizing operating funds.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

Term Loan Facility

On June 19, 2018, we replaced our then existing term loan with a new $300 million term loan credit agreement (“2018 Term Loan Facility”). The 2018 Term Loan Facility matures on June 19, 2023, replacing the prior term loan facility entered into on May 14, 2015, with a maturity date of November 13, 2020 (“2015 Term Loan Facility”). The transaction was accounted for as a debt extinguishment in accordance with ASC 470-50, “Debt - Modifications and Extinguishments.” Unamortized debt issuance costs of $0.7 million related to the 2015 Term Loan Facility were written off as “Non-Operating Expenses.” Debt issuance costs of $0.6 million related to the 2018 Term Loan Facility were recorded as a reduction of the carrying amount of the 2018 Term Loan Facility and will be amortized over the term of the 2018 Term Loan Facility. Borrowings under the 2018 Term Loan Facility bear interest at a rate of LIBOR plus a spread of 150.0 basis points. We borrowed the full $300 million available under the 2018 Term Loan Facility and utilized the proceeds, together with proceeds from a borrowing under a new revolving credit facility (described below), to pay all amounts then outstanding under our 2015 Term Loan Facility. We committed to repay the borrowings in prescribed installments over the five-year period. Repayments expected to be made within one year are classified as “Short-Term Debt” and the remaining outstanding balance is classified as “Long-Term Debt.” The weighted average interest rates associated with the outstanding balances related to the 2018 and 2015 Term Loan Facilities as of September 30, 2018 and December 31, 2017 were 3.73% and 2.91%, respectively.
Both term loan facilities require the maintenance of interest coverage and total debt to Earnings Before Interest, Income Taxes, Depreciation and Amortization (“EBITDA”) ratios, which are defined in the respective term loan facility credit agreement and which are generally identical to those contained in the $1 billion revolving credit facility in effect. We were in compliance with the term loan facility financial and non-financial covenants at September 30, 2018 and December 31, 2017.
Revolving Credit Facility

On June 19, 2018, we replaced our then existing credit facility with a new $1 billion revolving credit facility (“2018 Revolving Credit Facility”). The 2018 Revolving Credit Facility expires on June 19, 2023, replacing the prior $1 billion credit facility entered into on July 23, 2014, with a maturity date of July 23, 2019 (“2014 Revolving Credit Facility”). The transaction was accounted for as a debt modification in accordance with ASC 470-50. Debt issuance costs of $2.8 million related to the 2018 Revolving Credit Facility, together with the unamortized debt issuance costs of the 2014 Revolving Credit Facility, were included in “Other Non-Current Assets” on the consolidated balance sheet and will be amortized over the term of the 2018 Revolving Credit Facility. Borrowings under the 2018 Revolving Credit Facility bear interest at a rate of LIBOR plus a spread of 120.0 basis points. We borrowed under the 2018 Revolving Credit Facility in order to pay all amounts outstanding under our 2014 Revolving Credit Facility and a portion of our 2015 Term Loan Facility. The weighted average interest rates associated with the outstanding balances related to the 2018 and 2014 Revolving Credit Facilities as of September 30, 2018 and December 31, 2017 were 3.52% and 2.80%, respectively.
Both credit facilities require the maintenance of interest coverage and total debt to EBITDA ratios which are defined in the respective revolving credit facility agreement in effect. We were in compliance with the revolving credit facility financial and non-financial covenants at September 30, 2018 and December 31, 2017.
Other
We were contingently liable under open standby letters of credit and bank guarantees issued by our banks in favor of third parties totaling $2.7 million at September 30, 2018 and $2.9 million at December 31, 2017.
Interest paid for all outstanding debt totaled $33.8 million and $32.6 million during the nine months ended September 30, 2018 and 2017, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders – Basic and Diluted	$50.2	$54.1	$207.1	$115.5
Loss from Discontinued Operations – Net of Income Taxes	—	—	—	(0.8)
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders – Basic and Diluted	$50.2	$54.1	$207.1	$114.7
Weighted Average Number of Shares Outstanding – Basic	37.1	37.0	37.1	36.9
Dilutive Effect of Our Stock Incentive Plans	0.2	0.2	0.2	0.2
Weighted Average Number of Shares Outstanding – Diluted	37.3	37.2	37.3	37.1
Basic Earnings (Loss) Per Share of Common Stock:
Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$1.35	$1.46	$5.58	$3.13
Loss from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	—	—	—	(0.02)
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders	$1.35	$1.46	$5.58	$3.11
Diluted Earnings (Loss) Per Share of Common Stock:
Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$1.35	$1.45	$5.55	$3.11
Loss from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	—	—	—	(0.02)
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders	$1.35	$1.45	$5.55	$3.09
The weighted average number of shares outstanding used in the computation of diluted earnings per share excludes the effect of outstanding common shares potentially issuable totaling 3,450 shares and 4,585 shares at the three month and nine month periods ended September 30, 2018, respectively, as compared to 8,899 shares and 13,887 shares at the three month and nine month periods ended September 30, 2017, respectively. These potentially issuable common shares were not included in the calculation of diluted earnings per share because their effect would be anti-dilutive.
No shares were repurchased during the three month and nine month periods ended September 30, 2018 and 2017. We currently have in place a $100 million share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and Employee Stock Purchase Program, and to be used for discretionary share repurchases from time to time. This program was approved by our Board of Directors in August 2014. As of September 30, 2018, we had not yet commenced repurchasing under this program.
See Note 2 and Note 3 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for the discussion of the impact of our adoption of the new revenue recognition standard.

Note 7 -- Other Liabilities

Other Accrued and Current Liabilities

	September 30, 2018	December 31, 2017
Restructuring Accruals	$11.7	$16.2
Professional Fees	37.1	30.8
Operating Expenses	41.2	38.3
Other Accrued Liabilities (1)	28.8	48.3
	$118.8	$133.6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

(1)
The decrease in other accrued liabilities from December 31, 2017 to September 30, 2018 was primarily due to a payment in the first quarter of 2018 for a service-based award related to the acquisition of Dun and Bradstreet Credibility Corp (“DBCC”) and a payment for settlement of China legal matters.

Other Non-Current Liabilities

	September 30, 2018	December 31, 2017
Deferred Compensation	$8.5	$10.4
U.S. Tax Liability Associated with the 2017 Act	44.7	50.4
Deferred Rent Incentive	19.2	22.0
Long-Term Deferred Revenue	12.8	—
Miscellaneous (2)	4.1	17.9
	$89.3	$100.7

(2)	The decrease in miscellaneous other non-current liabilities from December 31, 2017 to September 30, 2018 was primarily due to a reclassification to short-term liabilities at September 30, 2018.
Note 8 -- Contingencies
We are involved in legal proceedings, regulatory matters, claims and litigation arising in the ordinary course of business for which we believe that we have adequate reserves, and such reserves are not material to the consolidated financial statements. We record a liability when management believes that it is both probable that a liability has been incurred and we can reasonably estimate the amount of the loss. For such matters where management believes a liability is not probable but is reasonably possible, a liability is not recorded; instead, an estimate of loss or range of loss, if material individually or in the aggregate, is disclosed if reasonably estimable, or a statement will be made that an estimate of loss cannot be made. Once we have disclosed a matter that we believe is or could be material to us, we continue to report on such matter until there is finality of outcome or until we determine that disclosure is no longer warranted. Further, other than specifically stated below to the contrary, we believe our estimate of the aggregate range of reasonably possible losses, in excess of established reserves, for our legal proceedings was not material at September 30, 2018. In addition, from time to time, we may be involved in additional matters, which could become material and for which we may also establish reserve amounts, as discussed below.
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

Note 9 -- Income Taxes
For the three month and nine month periods ended September 30, 2018, our effective tax rate was 23.9% and 15.4%, respectively, as compared to 30.5% for each of the three month and nine month periods ended September 30, 2017. Our 2018 tax provision reflects the impact of the adoption of Topic 606 which resulted in lower pretax income of $4.7 million for the three months ended September 30, 2018 and higher pretax income of $89.2 million for the nine months ended September 30, 2018, respectively. The lower effective tax rate for the three month and nine month periods ended September 30, 2018, was primarily due to the impact of the reduction of the U.S. statutory tax rate resulting from the 2017 Tax Cuts and Jobs Act (“2017 Act”) enacted in the fourth quarter of 2017.  The lower effective tax rate for the nine month period ended September 30, 2018 was also due to the impact of a U.S. tax accounting method change approved by the Internal Revenue Service (“IRS”) in April 2018, partially offset by the impact of non-taxable income in the prior year period, related to the legal reserve reduction associated with the SEC and DOJ investigation of our China operations.
For the three month and nine month periods ended September 30, 2018, there are no known changes in our effective tax rate that either have had or that we expect may reasonably have a material impact on our operations or future performance.
The total amount of gross unrecognized tax benefits as of September 30, 2018 was $3.3 million. The amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate is $3.0 million, net of related tax benefits. We or one of our subsidiaries file income tax returns in the U.S. federal, and various state, local and foreign jurisdictions. In the U.S. federal jurisdiction, we are no longer subject to examination by the Internal Revenue Service (“IRS”) for years prior to 2015. In state and local jurisdictions, with a few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2014. In foreign jurisdictions, with a few exceptions, we are no longer subject to examinations by tax authorities for years prior to 2012.
We recognize accrued interest expense related to unrecognized tax benefits in income tax expense. The total amount of interest expense recognized for the three month and nine month periods ended September 30, 2018 was less than $0.1 million and $0.2 million, net of tax benefits, as compared to $0.1 million and $0.2 million, net of tax benefits, for each of the three month and nine month periods ended September 30, 2017. The total amount of accrued interest was $0.2 million, net of tax benefits, as of September 30, 2018, as compared to $0.4 million, net of tax benefits, as of September 30, 2017.
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
We have repatriated approximately $296 million during 2018 from our overseas operations, for which we recorded an additional $1.7 million current tax liability, included in “Accrued Income Tax,” reflecting changes in foreign currency exchange rates between December 31, 2017 and the dates of the repatriations. In addition, we recorded a net deferred tax asset of $1.0 million and $1.6 million for the three month and nine month periods ended September 30, 2018, respectively, related to changes in foreign currency exchange rates during the respective periods for the undistributed foreign earnings at September 30, 2018.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

Note 10 -- Pension and Postretirement Benefits
The following table sets forth the components of the net periodic cost (income) associated with our pension plans and our postretirement benefit obligations:

	Pension Plans				Postretirement Benefit Obligations
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017	2018	2017	2018	2017
Components of Net Periodic Cost (Income):
Service Cost	$0.9	$0.7	$2.9	$2.1	$0.2	$0.1	$0.5	$0.5
Interest Cost	14.4	14.9	43.0	43.4	0.1	0.1	0.3	0.3
Expected Return on Plan Assets	(24.2)	(23.6)	(72.8)	(70.5)	—	—	—	—
Amortization of Prior Service Cost (Credit)	0.1	0.1	0.2	0.2	—	(0.2)	—	(0.8)
Recognized Actuarial Loss (Gain)	10.9	10.0	32.1	30.0	(0.5)	(0.5)	(1.2)	(1.1)
Net Periodic Cost (Income)	$2.1	$2.1	$5.4	$5.2	$(0.2)	$(0.5)	$(0.4)	$(1.1)
As a result of the adoption of ASU No. 2017-07, “Compensation - Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” effective January 1, 2018, we have included only the service-cost component of the net pension and postretirement benefit cost in our compensation cost and reported the other components of the net pension and postretirement benefit cost within Non-Operating Income (Expense) - Net. We have also reclassified all historical results accordingly. As a result, total other components of the net pension and postretirement benefit cost of $0.8 million and $1.5 million were reclassified from compensation cost to “Non-Operating Income (Expense) - Net” for the three month and nine month periods ended September 30, 2017, respectively.
We previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 that we expected to contribute approximately $19 million to our U.S. Non-Qualified plans and non-U.S. pension plans and approximately $2 million to our postretirement benefit plan for the year ended December 31, 2018. As of September 30, 2018, we have made contributions to our U.S. Non-Qualified plans and non-U.S. pension plans of $14.8 million and we have made contributions of $1.3 million to our postretirement benefit plan.

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

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue (a):
Americas	$336.3	$352.0	$1,049.9	$1,000.1
Non-Americas	71.0	76.3	215.2	215.4
Consolidated Total	$407.3	$428.3	$1,265.1	$1,215.5
Operating Income (Loss):
Americas	$96.2	$100.6	$328.9	$236.0
Non-Americas	18.8	22.8	57.6	61.2
Total Segments	115.0	123.4	386.5	297.2
Corporate and Other (1)	(32.8)	(27.4)	(97.4)	(83.2)
Consolidated Total	82.2	96.0	289.1	214.0
Non-Operating Income (Expense) - Net (2)	(15.1)	(16.5)	(40.6)	(46.1)
Income (Loss) Before Provision for Income Taxes and Equity in Net Income of Affiliates	$67.1	$79.5	$248.5	$167.9
 (a) See Note 2 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for the impact of the adoption of Topic 606.

(1)	The following table summarizes “Corporate and Other:”

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Corporate Costs	$(21.9)	$(21.4)	$(63.8)	$(64.0)
Restructuring Expense	(2.1)	(5.8)	(23.6)	(22.3)
Acquisition-Related Costs (a)	(7.0)	(0.2)	(7.5)	(4.8)
Accrual for Legal Matters (b)	(2.1)	—	(2.1)	8.0
Legal and Other Professional Fees and Shut-Down (Costs) Recoveries Related to Matters in China	0.3	—	(0.4)	(0.1)
Total Corporate and Other	$(32.8)	$(27.4)	$(97.4)	$(83.2)

(a) The acquisition-related costs (e.g., banker's fees) were primarily related to the merger transaction announced in August 2018 for the three month and nine month periods ended September 30, 2018, and the acquisition of Avention for the prior year periods. See Note 14 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

(b) The decrease in accrued expenses for legal matters for the nine months ended September 30, 2017 was related to the conclusion of the SEC and DOJ investigation of our China operations.

(2)	The following table summarizes “Non-Operating Income (Expense) - Net:”

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Interest Income	$0.4	$0.4	$1.5	$1.2
Interest Expense	(13.6)	(15.2)	(40.9)	(44.9)
Other Income (Expense) - Net (a)	(1.9)	(1.7)	(1.2)	(2.4)
Non-Operating Income (Expense) - Net	$(15.1)	$(16.5)	$(40.6)	$(46.1)

(a) The decrease in Other Expense - Net for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017, was primarily due to an increase in dividend income from our minority-interest investments in 2018, and higher losses in the prior year period related to divested businesses and investment, partially offset by higher bank fees related to the new term loan and credit facilities in 2018.

As a result of the adoption of ASU No. 2017-07, non-service cost components of the pension and postretirement cost (“non-service costs components”) are reported in Miscellaneous Other Income (Expense) - Net within Other Income (Expense) - Net. We have also reclassified all historical results accordingly. Total non-service cost components for our pension and postretirement plans was $0.8 million and $1.6 million for the three month and nine month periods ended September 30, 2018, respectively, as compared to $0.8 million and $1.5 million for the three month and nine month periods ended September 30, 2017, respectively. See Note 10 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further detail.

Supplemental Geographic and Customer Solution Set Information:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Customer Solution Set Revenue:
Americas:
Risk Management Solutions	$180.0	$202.6	$554.0	$567.9
Sales & Marketing Solutions	156.3	149.4	495.9	432.2
Total Americas Revenue	$336.3	$352.0	$1,049.9	$1,000.1

Non-Americas:
Risk Management Solutions	$58.3	$60.2	$170.8	$171.9
Sales & Marketing Solutions	12.7	16.1	44.4	43.5
Total Non-Americas Revenue	$71.0	$76.3	$215.2	$215.4

Consolidated Total:
Risk Management Solutions	$238.3	$262.8	$724.8	$739.8
Sales & Marketing Solutions	169.0	165.5	540.3	475.7
Consolidated Total Revenue	$407.3	$428.3	$1,265.1	$1,215.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

	At September 30, 2018	At December 31, 2017
Assets:
Americas (3)	$1,341.3	$1,585.7
Non-Americas (4)	467.3	735.0
Total Segments	1,808.6	2,320.7
Corporate and Other (5)	122.8	160.2
Consolidated Total	$1,931.4	$2,480.9
Goodwill:
Americas	$635.1	$635.7
Non-Americas	139.1	143.9
Consolidated Total (6)	$774.2	$779.6

(3)
Total assets in the Americas segment at September 30, 2018 decreased by $244.4 million compared to December 31, 2017, primarily driven by the impact of the adoption of Topic 606 (See Note 2 and Note 3 to the unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for further details), a decrease in accounts receivable due to the cyclical sales pattern of our Americas business, and a decrease in other intangible assets due to normal amortization partially offset by a net increase in operating cash.

(4)
Total assets in the Non-Americas segment at September 30, 2018 decreased by $267.7 million compared to December 31, 2017, primarily driven by a net decrease in cash due to repatriations of overseas cash back to the U.S. during 2018 and the adoption of Topic 606 (See Note 2 and Note 3 to the unaudited consolidated financial statements in this Quarterly Report on Form 10-Q for further details), partially offset by the positive impact of foreign currency translation.

(5)	Total assets in Corporate and Other at September 30, 2018 decreased by $37.4 million compared to December 31, 2017, primarily due to a net decrease in deferred tax assets resulting from a U.S. tax accounting method change approved by the IRS in April 2018, the impact of the adoption of Topic 606, and a net decrease in cash driven by net payments of borrowing on our credit facility and term loan facilities, partially offset by cash remitted from our foreign operations during the first quarter of 2018.

(6)	Goodwill decreased by $5.4 million at September 30, 2018 compared to December 31, 2017, primarily due to the negative impact of foreign currency translation.
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
By their nature, all such instruments involve risk, including the credit risk of non-performance by counterparties. However, at September 30, 2018 and December 31, 2017, there was no significant risk of loss in the event of non-performance of the counterparties to these financial instruments. We control our exposure to credit risk through monitoring procedures.
Our trade receivables do not represent a significant concentration of credit risk at September 30, 2018 and December 31, 2017, because we sell to a large number of customers in different geographical locations and industries.

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
As of September 30, 2018 and December 31, 2017, the notional amounts of our foreign exchange contracts were $178.6 million and $239.2 million, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

Fair Values of Derivative Instruments in the Consolidated Balance Sheet

	Asset Derivatives				Liability Derivatives
	September 30, 2018		December 31, 2017		September 30, 2018		December 31, 2017
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments
Interest rate contracts	Other Current Assets	$1.1	Other Current Assets	$—	Other Accrued & Current Liabilities	$—	Other Accrued & Current Liabilities	$—
Total Derivatives designated as hedging instruments		$1.1		$—		$—		$—
Derivatives not designated as hedging instruments
Foreign exchange forward contracts	Other Current Assets	$0.6	Other Current Assets	$1.5	Other Accrued & Current Liabilities	$1.5	Other Accrued & Current Liabilities	$2.1
Total derivatives not designated as hedging instruments		$0.6		$1.5		$1.5		$2.1
Total Derivatives		$1.7		$1.5		$1.5		$2.1
The Effect of Derivative Instruments on the Consolidated Statement of Operations and Comprehensive Income (Loss)

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative				Location of Gain or (Loss) Reclassified from Accumulated OCI Into Income	Amount of Gain or (Loss) Reclassified from Accumulated OCI Into Income				Location of Gain or (Loss) Recognized in Income on Derivative	Amount of Gain or (Loss) Recognized in Income on Derivative
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,			For the Three Months Ended September 30,		For the Nine Months Ended September 30,			For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017		2018	2017	2018	2017		2018	2017	2018	2017
Interest Contracts	$0.9	$—	$1.1	$—	Interest Expense	$—	$—	$—	$—	Interest Expense	$(0.4)	$—	$(0.7)	$—

Derivatives Not Designated as Hedging Instruments	Location of Gain or (Loss) Recognized in Income on Derivatives	Amount of Gain or (Loss) Recognized in Income on Derivatives
		For the Three Months Ended September 30,		For the Nine Months Ended September 30,
		2018	2017	2018	2017
Foreign exchange forward contracts	Non-Operating Income (Expenses) – Net	$(1.4)	$3.8	$(3.6)	$8.6
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
The following table presents information about our assets and liabilities measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017, and indicates the fair value hierarchy of the valuation techniques utilized by us to determine such fair value. Level inputs, as defined by authoritative guidance, are as follows:

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
The following tables summarize fair value measurements by level at September 30, 2018 and December 31, 2017 for assets and liabilities measured at fair value on a recurring basis:

	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Balance at September 30, 2018
Assets:
Cash Equivalents (1)	$19.5	$—	$—	$19.5
Other Current Assets:
Foreign Exchange Forwards (2)	$—	$0.6	$—	$0.6
Swap Arrangement (3)	$—	$1.1	$—	$1.1
Liabilities:
Other Accrued and Current Liabilities:
Foreign Exchange Forwards (2)	$—	$1.5	$—	$1.5

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

	Quoted Prices in Active Markets for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Balance at December 31, 2017
Assets:
Cash Equivalents (1)	$216.9	$—	$—	$216.9
Other Current Assets:
Foreign Exchange Forwards (2)	$—	$1.5	$—	$1.5
Liabilities:
Other Accrued and Current Liabilities:
Foreign Exchange Forwards (2)	$—	$2.1	$—	$2.1

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
There were no transfers between Levels I and II or transfers in or transfers out of Level III in the fair value hierarchy for the nine months ended September 30, 2018 and for the year ended December 31, 2017.
At September 30, 2018 and December 31, 2017, the fair value of cash and cash equivalents, accounts receivable, other receivables and accounts payable approximated carrying value due to the short-term nature of these instruments. The estimated fair values of other financial instruments subject to fair value disclosures, determined based on valuation models using discounted cash flow methodologies with market data inputs from globally recognized data providers and third-party quotes from major financial institutions (categorized as Level II in the fair value hierarchy), are as follows:

	Balance at
	September 30, 2018		December 31, 2017
	Carrying Amount (Asset) Liability	Fair Value (Asset) Liability	Carrying Amount (Asset) Liability	Fair Value (Asset) Liability
Short-term and Long-term Debt	$596.4	$607.8	$595.4	$606.4
Revolving Credit Facility	$440.5	$443.2	$731.1	$729.0
Term Loan Facility	$295.6	$302.0	$351.6	$355.3
Items Measured at Fair Value on a Nonrecurring Basis
In addition to assets and liabilities that are recorded at fair value on a recurring basis, we are required to record assets and liabilities at fair value on a nonrecurring basis as required by GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges.
During the three month and nine month periods ended September 30, 2018 and 2017, we did not measure any assets or liabilities at fair value on a nonrecurring basis.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

Note 13 -- Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in the accumulated balances for each component of accumulated other comprehensive income (“AOCI”) as of September 30, 2018 and 2017:

	Foreign Currency Translation Adjustments	Defined Benefit Pension Plans	Derivative Financial Instruments	Total
Balance, December 31, 2016	$(266.2)	$(683.4)	$—	$(949.6)
Other Comprehensive Income Before Reclassifications	35.7	(3.9)	—	31.8
Amounts Reclassified From Accumulated Other Comprehensive Income, net of tax	—	18.8	—	18.8
Balance, September 30, 2017	$(230.5)	$(668.5)	$—	$(899.0)

Balance, December 31, 2017	$(218.2)	$(798.7)	$—	$(1,016.9)
Other Comprehensive Income Before Reclassifications	(8.0)	(6.5)	1.1	(13.4)
Amounts Reclassified From Accumulated Other Comprehensive Income, net of tax	—	24.1	—	24.1
Balance, September 30, 2018	$(226.2)	$(781.1)	$1.1	$(1,006.2)
The following table summarizes the reclassifications out of AOCI as of September 30, 2018 and 2017:

Details About Accumulated Other Comprehensive Income Components	Affected Line Item in the Statement Where Net Income is Presented	Amount Reclassified from Accumulated Other Comprehensive Income (Loss)		Amount Reclassified from Accumulated Other Comprehensive Income (Loss)
		Three Months Ended September 30,		Nine Months Ended September 30,
		2018	2017	2018	2017
Defined Benefit Pension Plans:
Amortization of Prior Service Costs	Selling and Administrative Expenses	$—	$(0.1)	$0.1	$(0.4)
	Operating Expenses	—	—	—	(0.2)
Amortization of Actuarial Gain/Loss	Selling and Administrative Expenses	6.3	6.2	18.7	18.8
	Operating Expenses	4.2	3.4	12.3	10.2
Total Before Tax		10.5	9.5	31.1	28.4
Tax (Expense) or Benefit		(2.3)	(3.0)	(7.0)	(9.6)
Total After Tax		$8.2	$6.5	$24.1	$18.8

Total Reclassifications for the Period, Net of Tax		$8.2	$6.5	$24.1	$18.8
Note 14 -- Merger and Acquisition
Plan of Merger
On August 8, 2018, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Star Parent, L.P., a Delaware limited partnership (“Parent”), and Star Merger Sub, Inc., a Delaware corporation and an indirect wholly owned subsidiary of Parent (“Merger Sub”), pursuant to which Merger Sub will merge with and into the Company on the terms and subject to the conditions set forth in the Merger Agreement, with the Company surviving the Merger as a wholly owned subsidiary of Parent (the “Merger”). At the effective time of the Merger, on the terms and subject to the conditions set forth in the Merger Agreement, each issued and outstanding share of the Company’s common stock outstanding immediately prior to the effective time of the Merger (other than (i) any shares owned by the Company, Parent, Merger Sub or their direct or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

indirect subsidiaries, including treasury shares, and (ii) any shares issued and outstanding at the effective time of the merger that are held by any holder who has not voted in favor of the merger and perfects a demand for appraisal rights pursuant to Section 262 of the General Corporation Law of the State of Delaware), will be converted automatically into the right to receive $145 in cash, without interest, and subject to deduction for any required withholding tax. The completion of the Merger is subject to approval of the Company’s stockholders and certain regulatory approvals and other customary closing conditions. The completion of the Merger is expected to occur no later than during the first quarter of 2019. Upon the completion of the transaction, Dun & Bradstreet will become a privately held company and shares of Dun & Bradstreet common stock will no longer be listed on any public market. While the Merger Agreement is in effect, we are subject to restrictions on our business activities, including, among other things, restrictions on our ability to acquire other businesses and assets, dispose of our assets, make investments, enter into certain contracts, repurchase or issue securities, pay dividends, make capital expenditures, amend our organizational documents, incur indebtedness and settle litigation.
During the period beginning on the date of the Merger Agreement and continuing until 11:59 p.m., Eastern Time, on September 22, 2018 (the “Go-Shop Period”), the Company and its representatives were permitted to initiate, solicit, encourage and facilitate any alternative acquisition proposal from third parties, participate in discussions and negotiations regarding any acquisition proposal and provide nonpublic information to any persons related to any acquisition proposal (pursuant to a confidentiality agreement with each such person which complies with the terms of the Merger Agreement). Following the expiration of the Go-Shop Period and until 11:59 p.m., Eastern Time, on October 7, 2018, the Company would have been permitted to continue solicitation of, or discussions or negotiations with, third parties engaged by the Company during the Go-Shop Period (other than an investment fund or financial sponsor with whom the Company has executed a confidentiality agreement in connection with a potential acquisition of or private investment in the Company during the period from December 28, 2017 to August 8, 2018) from whom a written acquisition proposal was received during the Go-Shop Period that the Board determines in good faith, after consultation with outside counsel and its financial advisors, constitutes or is reasonably likely to result in a Superior Proposal (as defined in the Merger Agreement) (each such third party, an “Excluded Person”), but the Go-Shop period expired on September 22, 2018 at 11:59 p.m., Eastern Time, without the emergence of any Excluded Person under the terms of the Merger Agreement. As is customary, however, at any time prior to obtaining the approval of the Merger by the Company's stockholders, for which a vote is currently scheduled on November 7, 2018, the Company remains able to engage or participate in discussions or negotiations with any third party with respect to a competing written acquisition proposal if the Board determines in good faith, after consultation with its outside legal counsel, that failure to take such action would be inconsistent with the directors' fiduciary duties, and, in good faith after consultation with its financial advisor and outside legal counsel, that such acquisition proposal constitutes or is reasonably likely to result in a Superior Proposal (as defined in the Merger Agreement).
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
Tax Treatment of Goodwill
The goodwill acquired is not deductible for tax purposes.
Note 15 -- Goodwill and Other Intangibles
Computer Software and Goodwill:

	Computer Software	Goodwill
December 31, 2017	$132.1	$779.6
Additions at Cost (1)	13.4	—
Amortization	(9.9)	—
Other (2)	0.9	2.9
March 31, 2018	136.5	782.5
Additions at Cost (1)	12.9	—
Amortization	(11.6)	—
Other (2)	(2.4)	(4.4)
June 30, 2018	135.4	778.1
Additions at Cost (1)	12.5	—
Amortization	(11.7)	—
Other (2)	(1.1)	(3.9)
September 30, 2018	$135.1	$774.2

(1)	Computer Software - Primarily related to software-related enhancements on products.

(2)	Computer Software and Goodwill - Primarily due to the impact of foreign currency fluctuations.
Other Intangibles:

	Customer Relationships	Trademark and Other	Other Indefinite-Lived Intangibles	Total
December 31, 2017 (3)	$91.6	$66.9	$158.4	$316.9
Additions at Cost	—	—	—	—
Amortization	(3.7)	(4.4)	—	(8.1)
Other	0.1	0.1	—	0.2
March 31, 2018 (3)	88.0	62.6	158.4	309.0
Additions at Cost	—	0.2	—	0.2
Amortization	(3.8)	(4.5)	—	(8.3)
Other	(0.4)	0.1	—	(0.3)
June 30, 2018 (3)	$83.8	$58.4	$158.4	$300.6
Additions at Cost	—	0.2	—	0.2
Amortization	(3.8)	(4.4)	—	(8.2)
Other	(0.3)	—	—	(0.3)
September 30, 2018	$79.7	$54.2	$158.4	$292.3

(3)
Customer Relationships - Net of accumulated amortization of $51.2 million, $47.9 million, $44.4 million and $40.6 million as of September 30, 2018, June 30, 2018, March 31, 2018 and December 31, 2017, respectively.

Trademark and Other - Net of accumulated amortization of $115.8 million, $111.7 million, $107.7 million and $102.9 million as of September 30, 2018, June 30, 2018, March 31, 2018 and December 31, 2017, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)-continued
(Tabular dollar amounts in millions, except per share data)

Note 16 -- Contractual Obligations
Cognizant Technology Solutions
In February 2018, we entered into a new three-year agreement with Cognizant Technology Solutions (“CTS”) to consolidate the majority of the existing service agreements in which CTS provides technology support to develop applications for our products and solutions. The agreement became effective retroactively to January 1, 2018. We can terminate the agreement at any time with six months’ prior written notice and a $4.5 million termination fee. Concurrently, a separate three-year agreement dated June 1, 2015, in which CTS provides global maintenance and support for our daily applications and systems, was extended to May 31, 2020.
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

Business Overview
The Dun & Bradstreet Corporation (“Dun & Bradstreet” or “we” or “us” or “our” or the “Company”) helps companies around the world improve their business performance. The global leader in commercial data and analytics, we glean insight from data to enable our customers to connect with the prospects, suppliers, clients and partners that matter most. Since 1841, companies of every size rely on Dun & Bradstreet to help them manage risk and reveal opportunity. Our global commercial database as of September 30, 2018 contained more than 300 million business records. We transform commercial data into valuable insight which is the foundation of our global solutions that customers rely on to make critical business decisions.
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
An $18.0 million misclassification of revenue from Risk Management Solutions (primarily Trade Credit) to Sales & Marketing Solutions (primarily Advanced Marketing) in the Americas segment related to the second quarter of 2018 was corrected in the nine months ended September 30, 2018. The reclassification did not result in a change in total company revenue, total segment revenue, total company income or total segment income and was not material to the consolidated financial statements for the second quarter of 2018.
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
The following table presents the contribution by segment to revenue:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Americas	83%	82%	83%	82%
Non-Americas	17%	18%	17%	18%
The following table presents contributions by customer solution set to revenue:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue by Customer Solution Set:
Risk Management Solutions	59%	61%	57%	61%
Sales & Marketing Solutions	41%	39%	43%	39%
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

Consolidated Revenue
The following table presents our total revenue by segment:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(Amounts in millions)		(Amounts in millions)
Revenue:
Americas	$336.3	$352.0	$1,049.9	$1,000.1
Non-Americas	71.0	76.3	215.2	215.4
Total Revenue	$407.3	$428.3	$1,265.1	$1,215.5
The following table presents our total revenue by customer solution set:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(Amounts in millions)		(Amounts in millions)
Revenue:
Risk Management Solutions	$238.3	$262.8	$724.8	$739.8
Sales & Marketing Solutions	169.0	165.5	540.3	475.7
Total Revenue	$407.3	$428.3	$1,265.1	$1,215.5
Three Months Ended September 30, 2018 vs. Three Months Ended September 30, 2017
Total revenue decreased $21.0 million, or 5% (both after and before the effect of foreign exchange), for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. The decrease in total revenue was driven by a decrease in Americas total revenue of $15.7 million, or 4% (both after and before the effect of foreign exchange), and a decrease in Non-Americas total revenue of $5.3 million, or 7% (5% decrease before the effect of foreign exchange).
The adoption of Topic 606 resulted in a decrease in revenue of $9.4 million for the three months ended September 30, 2018. See Note 2 and Note 3 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further details. Excluding the impact of the adoption of Topic 606, total revenue decreased $11.6 million, or 3% (2% decrease before the effect of foreign exchange).
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
Customer Solution Sets
On a customer solution set basis, total revenue reflects:

•
A $24.5 million, or 9% decrease (both after and before the effect of foreign exchange), in Risk Management Solutions. The decrease was driven by a decrease in revenue in Americas of $22.6 million, or 11% (both after and before the effect of foreign exchange) and a decrease in revenue in Non-Americas of $1.9 million, or 3% (2% decrease before the effect of foreign exchange). Excluding the impact of the adoption of Topic 606, Risk Management Solutions increased $2.0 million, or 1% (both after and before the effect of foreign exchange); and

•
A $3.5 million, or 2% increase (both after and before the effect of foreign exchange), in Sales & Marketing Solutions. The increase was driven by an increase in revenue in Americas of $6.9 million, or 5% (both after and before the effect of foreign exchange), partially offset by a decrease in revenue in Non-Americas of $3.4 million, or 21% (20% decrease before the effect of foreign exchange). Excluding the impact of the adoption of Topic 606, Sales & Marketing Solutions decreased $13.6 million, or 8% (both after and before the effect of foreign exchange).

Nine Months Ended September 30, 2018 vs. Nine Months Ended September 30, 2017
Total revenue increased $49.6 million, or 4% (both after and before the effect of foreign exchange), for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The increase in total revenue was driven by an increase in Americas total revenue of $49.8 million, or 5% (both after and before the effect of foreign exchange), partially offset by a decrease in Non-Americas total revenue of $0.2 million, or less than 1% (3% decrease before the effect of foreign exchange).
The adoption of Topic 606 resulted in an increase in revenue of $69.3 million for the nine months ended September 30, 2018. See Note 2 and Note 3 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further details. Excluding the impact of the adoption of Topic 606, total revenue decreased $19.7 million, or 2% (both after and before the effect of foreign exchange).
Also, we acquired a 100% equity interest in Avention during the first quarter of 2017. The impact of the deferred revenue fair value adjustment was a reduction to revenue of $6.7 million for the nine months ended September 30, 2017. See Note 14 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further details on the Avention acquisition.
Customer Solution Sets
On a customer solution set basis, total revenue reflects:

•
A $15.0 million, or 2% decrease (3% decrease before the effect of foreign exchange), in Risk Management Solutions. The decrease was driven by a decrease in revenue in Americas of $13.9 million, or 2% (both after and before the effect of foreign exchange) and a decrease in revenue in Non-Americas of $1.1 million, or 1% (3% decrease before the effect of foreign exchange). Excluding the impact of the adoption of Topic 606, Risk Management Solutions increased $2.5 million, or less than 1% (less than 1% decrease before the effect of foreign exchange); and

•
A $64.6 million, or 14% increase (13% increase before the effect of foreign exchange), in Sales & Marketing Solutions. The increase was driven by an increase in revenue in Americas of $63.7 million, or 15% (both after and before the effect of foreign exchange) and an increase in revenue in Non-Americas of $0.9 million, or 2% (1% decrease before the effect of foreign exchange). Excluding the impact of the adoption of Topic 606, Sales & Marketing Solutions decreased $22.2 million, or 5% (both after and before the effect of foreign exchange).

Consolidated Operating Costs
The following table presents our consolidated operating costs and operating income for the three month and nine month periods ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(Amounts in millions)		(Amounts in millions)
Operating Expenses	$142.2	$142.3	$420.4	$423.3
Selling and Administrative Expenses	158.2	164.1	465.6	497.5
Depreciation and Amortization	22.6	20.1	66.4	58.4
Restructuring Charge	2.1	5.8	23.6	22.3
Operating Costs	$325.1	$332.3	$976.0	$1,001.5
Operating Income	$82.2	$96.0	$289.1	$214.0
Operating Expenses
Operating expenses decreased $0.1 million, or less than 1%, and $2.9 million, or 1%, for the three month and nine month periods ended September 30, 2018, respectively, compared to the three month and nine month periods ended September 30, 2017. The decrease was primarily as a result of our cost reduction efforts.

Selling and Administrative Expenses
Selling and administrative expenses decreased $5.9 million, or 4%, and $31.9 million, or 6%, for the three month and nine month periods ended September 30, 2018, respectively, compared to the three month and nine month periods ended September 30, 2017. The decrease was primarily due to:

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
As a result of the adoption of ASU No. 2017-07, “Compensation - Retirement Benefits (Topic 715) - Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” effective January 1, 2018, we have included only the service cost component of the net pension and postretirement benefit cost in our compensation cost and reported the other components of the net pension and postretirement benefit cost in Non-Operating Income (Expense) - Net. We have also reclassified all historical results accordingly. The service cost component for our pension and postretirement plans was $1.1 million and $3.4 million for the three month and nine month periods ended September 30, 2018, respectively, compared with $0.8 million and $2.6 million for the three month and nine month periods ended September 30, 2017, respectively. Higher service cost in 2018 as compared to the prior year periods was primarily due to lower discount rates at January 1, 2018 applied to our global plans. The weighted average discount rate applied to the projected benefit obligation for our pension plans globally at January 1, 2018 was 3.25%, a 37 basis points decrease from the 3.62% discount rate at January 1, 2017.
We had expense associated with our 401(k) Plan of $2.8 million and $10.1 million for the three month and nine month periods ended September 30, 2018, respectively, compared with $2.2 million and $9.1 million for the three month and nine month periods ended September 30, 2017, respectively. Fluctuations in the expense for our 401(k) Plan were driven by company matching contributions associated with employee compensation.
Stock-Based Compensation
For the three month and nine month periods ended September 30, 2018, we recognized total stock-based compensation expense of $4.1 million and $7.3 million, respectively, compared to $5.4 million and $16.3 million for the three month and nine month periods ended September 30, 2017, respectively.
The following table sets forth the components of our stock-based compensation expense:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(Amounts in millions)		(Amounts in millions)
Restricted Stock Unit Programs	$3.9	$5.1	$6.4	$15.2
Employee Stock Purchase Plan	0.2	0.3	0.9	1.1
Total Expense	$4.1	$5.4	$7.3	$16.3
Lower expense for our restricted stock unit programs in 2018 as compared to the prior year periods was primarily due to the departure of several senior executives during 2018.
We expect total stock-based compensation expense of approximately $11 million for 2018. We consider these costs to be part of our compensation costs and, therefore, they are included in operating expenses and in selling and administrative expenses, based upon the classifications of the underlying compensation.
Depreciation and Amortization
Depreciation and amortization increased $2.5 million, or 13%, and $8.0 million, or 14%, for the three month and nine month periods ended September 30, 2018, respectively, as compared to the three month and nine month periods ended

September 30, 2017. The increase in depreciation and amortization was primarily due to increased capital costs for revenue generating investments to enhance our capabilities.
Restructuring Charge
We recorded restructuring charges of $2.1 million and $23.6 million for the three month and nine month periods ended September 30, 2018, respectively, as compared to $5.8 million and $22.3 million the three month and nine month periods ended September 30, 2017, respectively. See Note 4 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further detail.
Interest Income (Expense) — Net
The following table presents our “Interest Income (Expense) – Net” for the three month and nine month periods ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(Amounts in millions)		(Amounts in millions)
Interest Income	$0.4	$0.4	$1.5	$1.2
Interest Expense	(13.6)	(15.2)	(40.9)	(44.9)
Interest Income (Expense) – Net	$(13.2)	$(14.8)	$(39.4)	$(43.7)
Interest income decreased less than $0.1 million for the three months ended September 30, 2018, as compared to the three months ended September 30, 2017. Interest income increased $0.3 million for the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017. The increase in interest income was primarily attributable to higher average interest rates on our invested cash.
Interest expense decreased $1.6 million and $4.0 million for the three month and nine month periods ended September 30, 2018, respectively, as compared to the three month and nine month periods ended September 30, 2017. The decrease in interest expense was primarily attributable to lower average amounts of debt outstanding.

Other Income (Expense) — Net
The following table presents our “Other Income (Expense) — Net” for the three month and nine month periods ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(Amounts in millions)		(Amounts in millions)
Loss on Sale of Businesses (a)	$—	$—	$—	$(0.7)
Miscellaneous Other Income (Expense) – Net (b)	(1.9)	(1.7)	(1.2)	(1.7)
Other Income (Expense) – Net	$(1.9)	$(1.7)	$(1.2)	$(2.4)

(a)
During the nine months ended September 30, 2017, we recorded an additional pre-tax loss of $0.7 million for the divestiture of the Benelux businesses related to a working capital adjustment. See Note 17 to our consolidated financial statements included in Item 8. of our Annual Report on Form 10-K for further detail.

(b)
Miscellaneous Other Expense - Net decreased during the nine months ended September 30, 2018, as compared to the nine months ended September 30, 2017, primarily due to an increase in dividend income from our minority-interest investments, partially offset by higher bank fees related to our new term loan and credit facilities.

As a result of the adoption of ASU No. 2017-07, non-service cost components of the pension and postretirement cost (“non-service costs components”) are reported in Miscellaneous Other Income (Expense) - Net within Other Income (Expense)-Net. We have also reclassified all historical results accordingly. Total non-service cost components for our pension and postretirement plans was $0.8 million and $1.6 million for the three month and nine month periods ended September 30, 2018, respectively, as compared to $0.8 million and $1.5 million for the three month and nine month periods ended September 30, 2017, respectively. See Note 10 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further detail.
Provision for Income Taxes
For the three month and nine month periods ended September 30, 2018, our effective tax rate was 23.9% and 15.4%, respectively, as compared to 30.5% for each of the three month and nine month periods ended September 30, 2017. Our 2018 tax provision reflects the impact of the adoption of Topic 606 which resulted in lower pretax income of $4.7 million for the three months ended September 30, 2018 and higher pretax income of $89.2 million for the nine months ended September 30, 2018, respectively. The lower effective tax rate for the three month and nine month periods ended September 30, 2018, was primarily due to the impact of the reduction of the U.S. statutory tax rate resulting from the 2017 Tax Cuts and Jobs Act (“2017 Act”) enacted in the fourth quarter of 2017.  The lower effective tax rate for the nine month period ended September 30, 2018 was also due to the impact of a U.S. tax accounting method change approved by the Internal Revenue Service (“IRS”) in April 2018, partially offset by the impact of non-taxable income in the prior year period, related to the legal reserve reduction associated with the SEC and DOJ investigation of our China operations.
For the three month and nine month periods ended September 30, 2018, there are no known changes in our effective tax rate that either have had or that we expect may reasonably have a material impact on our operations or future performance.
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

The following table sets forth our EPS for the three month and nine month periods ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
Basic Earnings (Loss) Per Share of Common Stock:
Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$1.35	$1.46	$5.58	$3.13
Loss from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	—	—	—	(0.02)
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders	$1.35	$1.46	$5.58	$3.11
Diluted Earnings (Loss) Per Share of Common Stock:
Income (Loss) from Continuing Operations Attributable to Dun & Bradstreet Common Shareholders	$1.35	$1.45	$5.55	$3.11
Loss from Discontinued Operations Attributable to Dun & Bradstreet Common Shareholders	—	—	—	(0.02)
Net Income (Loss) Attributable to Dun & Bradstreet Common Shareholders	$1.35	$1.45	$5.55	$3.09
For the three months ended September 30, 2018, both basic and diluted EPS attributable to Dun & Bradstreet common shareholders decreased compared with the three months ended September 30, 2017. The decreases for basic and diluted EPS were primarily due to a 7% decrease in net income from continuing operations for the three months ended September 30, 2018, largely driven by the impact of the adoption of Topic 606, which resulted in a decrease in net income from continuing operations of $3.5 million for the three months ended September 30, 2018, partially offset by the reduction of the U.S. Corporate income tax rate due to the enactment of the 2017 Act in December 2017.
For the nine months ended September 30, 2018, both basic and diluted EPS attributable to Dun & Bradstreet common shareholders increased compared with the nine months ended September 30, 2017. The increases for basic and diluted EPS were primarily due to a 77% increase in net income from continuing operations for the nine months ended September 30, 2018, largely driven by the impact of the adoption of Topic 606, which resulted in an increase in net income from continuing operations of $69.2 million for the nine months ended September 30, 2018 and the reduction of the U.S. Corporate income tax rate due to the enactment of the 2017 Act in December 2017. The increase in net income from continuing operations for the nine months ended September 30, 2018 was also due to a U.S. tax accounting method change approved by the IRS in April 2018.
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
Americas
Americas is our largest segment, representing 83% of our total revenue for each of the three month and nine month periods ended September 30, 2018 and 82% of our total revenue for each of the three month and nine month periods ended September 30, 2017.
The following table presents our Americas revenue by customer solution set and Americas operating income for the three month and nine month periods ended September 30, 2018 and 2017:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(Amounts in millions)		(Amounts in millions)
Revenue:
Risk Management Solutions	$180.0	$202.6	$554.0	$567.9
Sales & Marketing Solutions	156.3	149.4	495.9	432.2
Americas Total Revenue	$336.3	$352.0	$1,049.9	$1,000.1
Operating Income	$96.2	$100.6	$328.9	$236.0
Three Months Ended September 30, 2018 vs. Three Months Ended September 30, 2017
Americas Overview
Americas total revenue decreased $15.7 million, or 4% (both after and before the effect of foreign exchange), for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. The adoption of Topic 606 resulted in a decrease of $6.5 million in revenue for the three months ended September 30, 2018. See Note 2 and Note 3 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further details. Excluding the impact of the adoption of Topic 606, Americas total revenue decreased $9.2 million, or 3% (both after and before the effect of foreign exchange).
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
Americas Customer Solution Sets:
Risk Management Solutions
Risk Management Solutions decreased $22.6 million, or 11% (both after and before the effect of foreign exchange). The adoption of Topic 606 resulted in decreased revenue of $22.9 million for the three months ended September 30, 2018. Excluding the impact of the adoption of Topic 606, Risk Management Solutions increased $0.3 million, or less than 1% (both after and before the effect of foreign exchange). The decrease in Risk Management Solutions (on a GAAP basis) reflects:

Trade Credit, which accounted for 64% of total Americas Risk Management Solutions, decreased $11.0 million, or 9% (both after and before the effect of foreign exchange). The impact of the adoption of Topic 606 resulted in a decrease in revenue of $11.0 million for the three months ended September 30, 2018. Excluding the impact of the adoption of Topic 606, Trade Credit revenue increased less than 1% (both after and before the effect of foreign exchange), primarily due to:

•	Increased revenue from our Analytics product offerings;
partially offset by:

•	Lower revenue from certain legacy products.

Other Enterprise Risk Management, which accounted for 36% of total Americas Risk Management Solutions, decreased $11.6 million, or 15% (both after and before the effect of foreign exchange). The impact of the adoption of Topic 606 resulted in a decrease in revenue of $11.9 million for the three months ended September 30, 2018. Excluding the impacts of the adoption of Topic 606, Other Enterprise Risk Management revenue increased less than 1% (both after and before the effect of foreign exchange), primarily due to:

•	Increased revenue from our D&B Direct offering and our Compliance products;
partially offset by:

•	Decreased revenue from our Credit on Self solutions.
Sales & Marketing Solutions
Sales & Marketing Solutions increased $6.9 million, or 5% (both after and before the effect of foreign exchange). The adoption of Topic 606 resulted in increased revenue of $16.4 million for the three months ended September 30, 2018. Excluding the impact of the adoption of Topic 606, Sales & Marketing Solutions decreased $9.5 million, or 6% (both after and before the effect of foreign exchange). The increase in Sales & Marketing Solutions (on a GAAP basis) reflects:
Sales Acceleration Solutions, which accounted for 45% of total Americas Sales & Marketing Solutions, increased $1.0 million, or 1% (both after and before the effect of foreign exchange). The impact of the adoption of Topic 606 resulted in an increase in revenue of $1.3 million for the three months ended September 30, 2018. Excluding the impact of the adoption of Topic 606, Sales Acceleration revenue decreased 1% (both after and before the effect of foreign exchange), primarily due to:

•	Decreased revenue from our D&B Hoovers Suite, which includes Salesforce.com alliance revenue;
partially offset by:

•	Increased revenue from our Market Insight product driven by product shifts; and

•	Increased revenue from our S&MS Analytics product offerings.
Advanced Marketing Solutions, which accounted for 55% of total Americas Sales & Marketing Solutions, increased $5.9 million, or 7% (both after and before the effect of foreign exchange). The impact of the adoption of Topic 606 resulted in an increase of $15.1 million for the three months ended September 30, 2018. Excluding the impact of the adoption of Topic 606, Advanced Marketing Solutions revenue decreased 11% (both after and before the effect of foreign exchange), primarily due to:

•	Decreased revenue from certain customers due to product shifts; and

•	The timing of a customer contract where revenue was recognized in the third quarter of 2017 and is now expected to be recognized in the fourth quarter of 2018;
partially offset by:

•	Increased revenue from our D&B Direct offering.
Americas Operating Income
Americas operating income for the three months ended September 30, 2018 was $96.2 million, compared to $100.6 million for the three months ended September 30, 2017, a decrease of $4.4 million, or 4%. The decrease in operating income was primarily attributable to the impact of the adoption of Topic 606, which resulted in a decrease of $2.2 million to Americas operating income (See Note 3 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further details) and decreased revenue in the current year quarter.

Nine Months Ended September 30, 2018 vs. Nine Months Ended September 30, 2017
Americas Overview
Americas total revenue increased $49.8 million, or 5% (both after and before the effect of foreign exchange), for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The adoption of Topic 606 resulted in an increase of $74.7 million for the nine months ended September 30, 2018. See Note 2 and Note 3 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further details. Excluding the impact of the adoption of Topic 606, Americas total revenue decreased $24.9 million, or 2% (3% decrease before the effect of foreign exchange).
Also, we acquired a 100% equity interest in Avention during the first quarter of 2017. The impact of the deferred revenue fair value adjustment was a reduction to revenue of $6.7 million for the nine months ended September 30, 2017. See Note 14 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further details on the Avention acquisition.
Americas Customer Solution Sets:
Risk Management Solutions
Risk Management Solutions decreased $13.9 million, or 2% (both after and before the effect of foreign exchange). The adoption of Topic 606 resulted in decreased revenue of $7.2 million for the nine months ended September 30, 2018. Excluding the impact of the adoption of Topic 606, Risk Management Solutions decreased $6.7 million, or 1% (both after and before the effect of foreign exchange). The decrease in Risk Management Solutions (on a GAAP basis) reflects:

Trade Credit, which accounted for 66% of total Americas Risk Management Solutions, decreased $8.3 million, or 2% (both after and before the effect of foreign exchange). The impact of the adoption of Topic 606 resulted in a decrease in revenue of $1.7 million for the nine months ended September 30, 2018. Excluding the impact of the adoption of Topic 606, Trade Credit revenue decreased 2% (both after and before the effect of foreign exchange), primarily due to:

•	Lower revenue from certain legacy products; and

•	Lower revenue from consulting services related to the conversion of our Latin America operations to our Worldwide Network Partnerships in the prior year period;
partially offset by:

•	Increased revenue from our Analytics product offerings.

Other Enterprise Risk Management, which accounted for 34% of total Americas Risk Management Solutions, decreased $5.6 million, or 3% (both after and before the effect of foreign exchange). The impact of the adoption of Topic 606 resulted in a decrease in revenue of $5.5 million for the nine months ended September 30, 2018. Excluding the impacts of the adoption of Topic 606, Other Enterprise Risk Management revenue decreased less than 1% (both after and before the effect of foreign exchange), primarily due to:

•	Decreased revenue from our Credit on Self solutions;
partially offset by:

•	Increased revenue from our D&B Direct offering and our Compliance products.
Sales & Marketing Solutions
Sales & Marketing Solutions increased $63.7 million, or 15% (both after and before the effect of foreign exchange). The adoption of Topic 606 resulted in increased revenue of $81.9 million for the nine months ended September 30, 2018. Excluding the impact of the adoption of Topic 606, Sales & Marketing Solutions decreased $18.2 million, or 4% (both after and before the effect of foreign exchange). The increase in Sales & Marketing Solutions (on a GAAP basis) reflects:
Sales Acceleration Solutions, which accounted for 44% of total Americas Sales & Marketing Solutions, increased $12.8 million, or 6% (both after and before the effect of foreign exchange). The impact of the adoption of Topic 606 resulted in an increase in revenue of $12.7 million for the nine months ended September 30, 2018. Excluding the impact of the adoption of Topic 606, Sales Acceleration revenue increased less than 1% (both after and before the effect of foreign exchange), primarily due to:

•	Increased revenue from our S&MS Analytics product offerings; and

•	Increased revenue from our Market Insight products driven by product shifts;
partially offset by:

•	Decreased revenue from our D&B Hoovers Suite, which includes Salesforce.com alliance revenue.
Advanced Marketing Solutions, which accounted for 56% of total Americas Sales & Marketing Solutions, increased $50.9 million, or 22% (both after and before the effect of foreign exchange). The impact of the adoption of Topic 606 resulted in an increase of $69.2 million for the nine months ended September 30, 2018. Excluding the impact of the adoption of Topic 606, Advanced Marketing Solutions revenue decreased 8% (both after and before the effect of foreign exchange), primarily due to:

•	The timing of customer contracts where revenue was recognized in the second and third quarters of 2017 and is now expected to be recognized in the fourth quarter of 2018;

•	Decreased revenue due to a planned reduction in a customer commitment related to a government contract; and

•	Decrease revenue from certain customers due to product shifts;
partially offset by:

•	Increased revenue from our D&B Direct offering and Audience Solutions.
Americas Operating Income
Americas operating income for the nine months ended September 30, 2018 was $328.9 million, compared to $236.0 million for the nine months ended September 30, 2017, an increase of $92.9 million, or 39%. The increase in operating income was primarily attributable to the impact of the adoption of Topic 606, which resulted in an increase of $94.3 million to Americas operating income (See Note 3 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further details).
Non-Americas
Non-Americas represented 17% of our total revenue for each of the three month and nine month periods ended September 30, 2018 and 18% of our total revenue for each of the three month and nine month periods ended September 30, 2017.
The following table presents our Non-Americas revenue by customer solution set and Non-Americas operating income for the three month and nine month periods ended September 30, 2018 and 2017.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2018	2017	2018	2017
	(Amounts in millions)		(Amounts in millions)
Revenue:
Risk Management Solutions	$58.3	$60.2	$170.8	$171.9
Sales & Marketing Solutions	12.7	16.1	44.4	43.5
Non-Americas Total Revenue	$71.0	$76.3	$215.2	$215.4
Operating Income	$18.8	$22.8	$57.6	$61.2
Three Months Ended September 30, 2018 vs. Three Months Ended September 30, 2017
Non-Americas Overview
Non-Americas total revenue decreased $5.3 million, or 7% (5% decrease before the effect of foreign exchange), for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017. The adoption of Topic 606 resulted in a decrease of $2.9 million for the three months ended September 30, 2018. See Note 2 and Note 3 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further details. Excluding the impact of the adoption of Topic 606, Non-Americas total revenue decreased $2.4 million, or 3% (2% decrease before the effect of foreign exchange).

Non-Americas Customer Solution Sets:
Risk Management Solutions
Risk Management Solutions decreased $1.9 million, or 3% (2% decrease before the effect of foreign exchange). The adoption of Topic 606 resulted in decreased revenue of $3.6 million for the three months ended September 30, 2018. Excluding the impact of the adoption of Topic 606, Risk Management Solutions increased $1.7 million, or 3% (4% increase before the effect of foreign exchange). The decrease in Risk Management Solutions (on a GAAP basis) reflects:
Trade Credit, which accounted for 74% of total Non-Americas Risk Management Solutions, decreased $1.0 million, or 2% (1% decrease before the effect of foreign exchange). The impact of the adoption of Topic 606 resulted in a decrease in revenue of $0.9 million for the three months ended September 30, 2018. Excluding the impact of the adoption of Topic 606, Trade Credit revenue decreased less than 1% (1% increase before the effect of foreign exchange), primarily due to:

•	Lower revenue from consulting services related to the conversion of our Benelux operations to our Worldwide Network Partnership model in the prior year period; and

•	The negative impact of foreign exchange;
partially offset by:

•	Increased project revenue from our Worldwide Network for our credit bureau services.
Other Enterprise Risk Management, which accounted for 26% of total Non-Americas Risk Management Solutions, decreased $0.9 million, or 5% (both after and before the effect of foreign exchange). The impact of the adoption of Topic 606 resulted in a decrease in revenue of $2.7 million for the three months ended September 30, 2018. Excluding the impact of the adoption of Topic 606, Other Enterprise Risk Management revenue increased 11% (both after and before the effect of foreign exchange), primarily due to increased revenue from certain of our Compliance products.
Sales & Marketing Solutions
Sales & Marketing Solutions decreased $3.4 million, or 21% (20% decrease before the effect of foreign exchange). The adoption of Topic 606 resulted in increased revenue of $0.7 million for the three months ended September 30, 2018. Excluding the impact of the adoption of Topic 606, Sales & Marketing Solutions decreased $4.1 million, or 25% (24% decrease before the effect of foreign exchange). The decrease in Sales & Marketing Solutions (on a GAAP basis) reflects:
Sales Acceleration Solutions, which accounted for 45% of total Non-Americas Sales & Marketing Solutions, decreased $1.2 million, or 16% (15% decrease before the effect of foreign exchange). The impact of the adoption of Topic 606 resulted in an increase in revenue of $1.3 million for the three months ended September 30, 2018. Excluding the impact of the adoption of Topic 606, Sales Acceleration Solutions decreased 35% (33% decrease before the effect of foreign exchange), primarily due to:

•	A decrease in revenue primarily due to the sunset of certain products;
partially offset by:

•	Increased revenue from our Worldwide Network primarily due to a shift from our Advanced Marketing Solutions set.
Advanced Marketing Solutions, which accounted for 55% of total Non-Americas Sales & Marketing Solutions, decreased $2.2 million, or 25% (23% decrease before the effect of foreign exchange). The impact of the adoption of Topic 606 resulted in a decrease in revenue of $0.6 million for the three months ended September 30, 2018. Excluding the impact of the adoption of Topic 606, Advanced Marketing Solutions decreased 18% (16% decrease before the effect of foreign exchange) primarily due to:

•	A decrease in Alliances revenue and lower revenue in China as a result of discontinuing certain services; and

•	Decreased revenue from our Worldwide Network primarily due to a shift to our Sales Acceleration Solutions set.

Non-Americas Operating Income

Non-Americas operating income for the three months ended September 30, 2018 was $18.8 million, compared to $22.8 million for the three months ended September 30, 2017, a decrease of $4.0 million, or 18%. The decrease was primarily due to the impact of the adoption of Topic 606, which resulted in a decrease of $2.5 million to Non-Americas operating income (See

Note 3 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further details) and a decrease in revenue, partially offset by the positive impact of foreign exchange.
Nine Months Ended September 30, 2018 vs. Nine Months Ended September 30, 2017
Non-Americas Overview
Non-Americas total revenue decreased $0.2 million, or less than 1% (3% decrease before the effect of foreign exchange), for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. The adoption of Topic 606 resulted in a decrease of $5.4 million for the nine months ended September 30, 2018. See Note 2 and Note 3 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further details. Excluding the impact of the adoption of Topic 606, Non-Americas total revenue increased $5.2 million, or 2% (1% decrease before the effect of foreign exchange).
Also, we acquired a 100% equity interest in Avention during the first quarter of 2017. See Note 14 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further details on the Avention acquisition.
Non-Americas Customer Solution Sets:
Risk Management Solutions
Risk Management Solutions decreased $1.1 million, or 1% (3% decrease before the effect of foreign exchange). The adoption of Topic 606 resulted in decreased revenue of $10.3 million for the nine months ended September 30, 2018. Excluding the impact of the adoption of Topic 606, Risk Management Solutions increased $9.2 million, or 5% (2% increase before the effect of foreign exchange). The decrease in Risk Management Solutions (on a GAAP basis) reflects:
Trade Credit, which accounted for 74% of total Non-Americas Risk Management Solutions, decreased $0.9 million, or 1% (3% decrease before the effect of foreign exchange). The impact of the adoption of Topic 606 resulted in a decrease in revenue of less than $0.1 million for the nine months ended September 30, 2018. Excluding the impact of the adoption of Topic 606, Trade Credit revenue decreased 1% (3% decrease before the effect of foreign exchange), primarily due to:

•
Decreased revenue from our Worldwide Network primarily due to a shift to our Other Enterprise Risk Management solution set as well as the completion of transition services related to the conversion of our Benelux operations to our Worldwide Network Partnership model in the prior year period;

partially offset by:

•	Increased project revenue from our Worldwide Network partners for our credit bureau services;

•	The positive impact of foreign exchange.
Other Enterprise Risk Management, which accounted for 26% of total Non-Americas Risk Management Solutions, decreased $0.2 million, or 1% (3% decrease before the effect of foreign exchange). The impact of the adoption of Topic 606 resulted in a decrease in revenue of $10.3 million for the nine months ended September 30, 2018. Excluding the impact of the adoption of Topic 606, Other Enterprise Risk Management revenue increased 22% (18% increase before the effect of foreign exchange), primarily due to:

•	Increased revenue from our Worldwide Network, including the impact of the shift of revenue from our Trade Credit solution set;

•	Increased revenue from certain of our Compliance products; and

•	The positive impact of foreign exchange.
Sales & Marketing Solutions
Sales & Marketing Solutions increased $0.9 million, or 2% (1% decrease before the effect of foreign exchange). The adoption of Topic 606 resulted in increased revenue of $4.9 million for the nine months ended September 30, 2018. Excluding the impact of the adoption of Topic 606, Sales & Marketing Solutions decreased $4.0 million, or 9% (12% decrease before the effect of foreign exchange). The increase in Sales & Marketing Solutions (on a GAAP basis) reflects:
Sales Acceleration Solutions, which accounted for 42% of total Non-Americas Sales & Marketing Solutions, decreased $1.4 million, or 6% (10% decrease before the effect of foreign exchange). The impact of the adoption of Topic 606 resulted in an increase in revenue of $1.8 million for the nine months ended September 30, 2018. Excluding the impact of the adoption of Topic 606, Sales Acceleration Solutions decreased 16% (19% decrease before the effect of foreign exchange), primarily due to a decrease in revenue related to the sunset of certain products.
Advanced Marketing Solutions, which accounted for 58% of total Non-Americas Sales & Marketing Solutions, increased $2.3 million, or 10% (7% increase before the effect of foreign exchange). The impact of the adoption of Topic 606 resulted in an increase in revenue of $3.1 million for the nine months ended September 30, 2018. Excluding the impact of the adoption of Topic 606, Advanced Marketing Solutions decreased 4% (5% decrease before the effect of foreign exchange), primarily due to a decrease in Alliances revenue.

Non-Americas Operating Income

Non-Americas operating income for the nine months ended September 30, 2018 was $57.6 million, compared to $61.2 million for the nine months ended September 30, 2017, a decrease of $3.6 million, or 6%. The decrease was primarily due to the impact of the adoption of Topic 606, which resulted in a decrease of $5.1 million to Non-Americas operating income (See Note 3 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q for further details), partially offset by the positive impact of foreign exchange.
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
In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are identifying the following important factors that, individually or in the aggregate, could cause actual results to differ materially from those contained in any forward-looking statements made by us; any such statement is qualified by reference to the following cautionary factors: (i) risks and uncertainties related to the Merger, including, but not limited to, the occurrence of any event, change or other circumstance that could give rise to the termination of the merger agreement; the failure of the parties to satisfy conditions to completion of the proposed Merger, including the failure of the Company’s stockholders to approve the proposed Merger or the failure of the parties to obtain required regulatory approvals; and the risk that regulatory or other approvals are delayed or are subject to terms and conditions that are not anticipated; (ii) reliance on third parties to support critical components of our business model; (iii) our ability to protect our information technology infrastructure against cyber attack and unauthorized access; (iv) risks associated with potential violations of the Foreign Corrupt Practices Act and similar laws; (v) customer demand for our products; (vi) risks associated with recent changes in our executive management team and Board of Directors; (vii) the integrity and security of our global databases and data centers; (viii) our ability to maintain the integrity of our brand and reputation; (ix) our ability to renew large contracts and the related revenue recognition and timing thereof; (x) the impact of macro-economic challenges on our customers and vendors; (xi) future laws or regulations with respect to the collection, compilation, storage, use, cross-border transfer, publication and/or sale of information and adverse publicity or litigation concerning the commercial use of such information; (xii) our ability to acquire and successfully integrate other businesses, products and technologies; (xiii) adherence by third-party members of our Dun & Bradstreet Worldwide Network, or other third parties who license and sell under the Dun & Bradstreet name, to our quality standards and to the renewal of their agreements with Dun & Bradstreet; (xiv) the effects of foreign and evolving economies, exchange rate fluctuations, legislative or regulatory requirements and the implementation or modification of fees or taxes to collect, compile, store, use, transfer cross-border, publish and/or sell data; (xv) the impact of the announcement of, or failure to complete, the proposed merger on our relationships with employees, customers, suppliers, vendors and other business partners; and potential or actual litigation; and (xvi) the other factors described under the headings “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Legal Proceedings” and elsewhere in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K, our other Quarterly Reports on Form 10-Q and the Company’s other reports or documents filed or furnished with the Securities and Exchange Commission.

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
The enactment of the 2017 Act on December 22, 2017 resulted in a significant impact on our financial statements (see Note 5 to the consolidated financial statements included in Item 8. of our Annual Report on Form 10-K for further detail). One of the key provisions in the 2017 Act was to impose a one-time mandatory U.S. tax on the accumulated undistributed foreign earnings as of December 31, 2017, and as a result we were able to repatriate a majority of our accumulated undistributed earnings from our non-U.S. subsidiaries through December 31, 2017. The 2017 Act also allows us to remit our future earnings to the U.S. without incurring additional U.S. taxes. We recorded a total tax liability of $55.4 million in the consolidated financial statements during the year ended December 31, 2017, of which $5.0 million was related to the foreign withholding tax included in “Accrued Income Tax” and $50.4 million was related to the estimated one-time mandatory U.S. tax included in “Other Non-Current Liabilities.” The one-time U.S. tax liability will be paid over eight years starting April 15, 2019. We have repatriated approximately $296 million during 2018 from our overseas operations, for which we recorded an additional $1.7 million current tax liability, included in “Accrued Income Tax,” reflecting changes in foreign currency exchange rates between December 31, 2017 and the dates of the repatriations. We used the repatriated cash to reduce borrowings outstanding under our $1 billion revolving credit facility during the first quarter of 2018. During 2018, we are continuing to assess the tax impact related to the 2017 Act and revised our tax liability as appropriate (see Note 9 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on Form 10-Q). As of September 30, 2018, our estimated one-time U.S. tax liability was $48.5 million, of which $3.8 million was included in “Accrued Income Tax” and $44.7 million was included in “Other Non-Current Liabilities.”  Our tax liability related to the foreign withholding tax was $3.2 million included in “Accrued Income Tax” at September 30, 2018.
As of September 30, 2018, $223.5 million of our $228.2 million cash and cash equivalents on the unaudited consolidated balance sheet was held by our foreign operations.
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

Cash Provided by Operating Activities from Continuing Operations
Net cash provided by operating activities was $246.0 million and $252.3 million for the nine months ended September 30, 2018 and 2017, respectively. The $6.3 million decrease was driven by a net increase in our working capital during the current year period and higher restructuring payments in 2018, partially offset by lower tax payments compared to the prior year period.
Cash Used in Investing Activities from Continuing Operations
Net cash used in investing activities was $47.3 million and $191.3 million for the nine months ended September 30, 2018 and 2017, respectively. The $144.0 million decrease in net cash used was primarily driven by payment of $150.0 million in the prior year period for the acquisition of Avention during the first quarter of 2017. See Note 14 to the unaudited consolidated financial statements included in Item 1. of this Quarterly Report on our Form 10-Q.
Cash (Used in) Provided by Financing Activities from Continuing Operations
Net cash used in financing activities was $415.1 million for the nine months ended September 30, 2018, as compared to net cash provided by financing activities of $1.7 million for the nine months ended September 30, 2017. As set forth below, this $416.8 million change primarily relates to our revolving credit facility and term loan.

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

We had $440.5 million of borrowings outstanding under the 2018 Revolving Credit Facility at September 30, 2018 and $277.6 million of borrowings outstanding under the 2014 Revolving Credit Facility at September 30, 2017. We borrowed under our credit facilities from time to time during the nine months ended September 30, 2018 and 2017 to supplement the timing of receipts in order to fund our working capital needs. We also borrowed under the 2014 Revolving Credit Facility during the first quarter of 2017 to fund a portion of the consideration for our purchase of Avention.

All the facilities require the maintenance of interest coverage and total debt to EBITDA ratios which are defined in the respective facility credit agreements in effect. We were in compliance with the respective financial and non-financial covenants at September 30, 2018 and September 30, 2017.
Future Liquidity—Sources and Uses of Funds
Share Repurchase Programs
In August 2014, our Board of Directors approved a $100 million share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and Employee Stock Purchase Program, and to be used for discretionary share repurchases from time to time. As of September 30, 2018, we had not yet commenced share repurchases under this program.
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

Unrecognized Tax Benefits
We have a total amount of unrecognized tax benefits of $3.3 million as of September 30, 2018. Although we do not anticipate payments within the next twelve months for these matters, these could require the aggregate use of cash totaling approximately $3.5 million as of such date.
Contractual Cash Obligations
In February 2018, we entered into a new three-year agreement with Cognizant Technology Solutions (“CTS”) to consolidate the majority of the existing service agreements in which CTS provides technology support to develop applications for our products and solutions. The agreement became effective retroactively to January 1, 2018. We can terminate the agreement at any time with six months’ prior written notice and a $4.5 million termination fee. Concurrently, a separate three-year agreement dated June 1, 2015, in which CTS provides global maintenance and support for our daily applications and systems, was extended to May 31, 2020.
Our additional minimum commitments related to these agreements aggregates to approximately $72 million.
Off-Balance Sheet Arrangements

We do not have any transactions, obligations or relationships that could be considered off-balance sheet arrangements.
Fair Value Measurements
Our non-recurring non-financial assets and liabilities include long-lived assets held and used, goodwill and intangible assets. These assets are recognized at fair value when they are deemed to be impaired. As of September 30, 2018, we did not have any unobservable (Level III) inputs in determining the fair value of our assets and liabilities measured at fair value on a recurring basis other than our real estate funds within our pension plans.
In addition, the fair value of our real estate funds within our pension plans was measured using Level III inputs.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Our market risks primarily consist of the impact of changes in currency exchange rates on assets and liabilities, the impact of changes in the market value of certain of our investments and the impact of changes in interest rates on our borrowing costs and fair value calculations. As of September 30, 2018, no material change had occurred in our market risks, compared with the disclosure in our Annual Report on Form 10-K for the year ended December 31, 2017 included in Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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
Conclusions Regarding Disclosure Controls
Based upon our Controls Evaluation, our CEO and CFO have concluded that as of the end of the quarter ended September 30, 2018, our Disclosure Controls are effective at a reasonable assurance level.
Change in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the third quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

The following table provides information about purchases made by or on behalf of the Company or our affiliated purchasers during the quarter ended September 30, 2018, of shares of equity that are registered by the Company pursuant to Section 12 of the Exchange Act.

Period	Total Number of Shares Purchased (a)	Average Price Paid Per Share	Total Number of Shares Purchased as part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Currently Authorized Shares that May Yet Be Purchased Under the Plans or Programs (a)
(Dollar amounts in millions, except share data)
July 1 - 31, 2018	—	$—	—	$—
August 1 - 31, 2018	—	$—	—	$—
September 1 - 30, 2018	—	$—	—	$—
	—	$—	—	$100.0

(a)
In August 2014, our Board of Directors approved a $100 million share repurchase program to mitigate the dilutive effect of shares issued under our stock incentive plans and Employee Stock Purchase Program, and to be used for discretionary share repurchases from time to time. As of September 30, 2018, we had not yet commenced share repurchases under this program.

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

Exhibit 101
The following financial information from The Dun & Bradstreet Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Statements of Operations and Comprehensive Income (Loss) (Unaudited), (ii) the Consolidated Balance Sheets (Unaudited), (iii) the Consolidated Statements of Cash Flows (Unaudited), (iv) the Consolidated Statements of Shareholders’ Equity (Deficit) (Unaudited), and (v) the Notes to Consolidated Financial Statements (Unaudited).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

THE DUN & BRADSTREET CORPORATION
		By:	/s/ RICHARD H. VELDRAN
Richard H. Veldran
Date:	November 6, 2018		Chief Financial Officer

		By:	/s/ ANTHONY PIETRONTONE JR.
Anthony Pietrontone Jr.
Date:	November 6, 2018		Principal Accounting Officer and Corporate Controller